Form 10-Q
period 2019-03-31
PRECISION BIOSCIENCES INC
filed 2019-04-29
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38841

Precision BioSciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4206017
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
302 East Pettigrew St., Suite A-100 Durham, North Carolina	27701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 314-6612

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of April 26, 2019, the registrant had 50,361,705 shares of common stock, $0.000005 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, planned preclinical or greenhouse studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•	our ability to become profitable;
•	our ability to procure sufficient funding;
•	our limited operating history;
•	our ability to identify, develop and commercialize our product candidates;
•	our dependence on our ARCUS technology;
•	the initiation, cost, timing, progress and results of research and development activities, preclinical or greenhouse studies and clinical or field trials;
•	our or our collaborators’ ability to identify, develop and commercialize product candidates;
•	our or our collaborators’ ability to advance product candidates into, and successfully complete, clinical or field trials;
•

our or our collaborators’ ability to obtain and maintain regulatory approval of future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	the regulatory landscape that will apply to our and our collaborators’ development of product candidates;
•	our ability to achieve our anticipated operating efficiencies as we commence manufacturing operations at our new facility;
•

our ability to obtain and maintain intellectual property protection for our technology and any of our product candidates; the potential for off-target editing or other adverse events, undesirable side effects or unexpected characteristics associated with any of our product candidates;

•	the success of our existing collaboration agreements; our ability to enter into new collaboration arrangements;
•	public perception about genome editing technology and its applications;
•	competition in the genome editing, biopharmaceutical, biotechnology and agricultural biotechnology fields;

•	potential manufacturing problems associated with any of our product candidates;
•	potential liability lawsuits and penalties related to our technology and our product candidates; and
•	our current and future relationships with third parties.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2018	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$103,193	$116,499
Accounts receivable	523	6,157
Prepaid expenses	8,913	8,299
Other current assets	3,046	6,025
Total current assets	115,675	136,980
Property, equipment, and software—net	21,147	27,908
Intangible assets—net	1,466	1,460
Other assets	312	453
Total assets	$138,600	$166,801
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,218	$5,057
Accrued expenses and other current liabilities	3,421	4,416
Convertible notes payable	—	52,440
Deferred revenue	8,436	9,471
Total current liabilities	14,075	71,384
Deferred revenue—noncurrent	82,807	81,722
Deferred rent—noncurrent	1,758	2,865
Total liabilities	98,640	155,971
Stockholders’ equity:
Series A convertible preferred stock; $0.0001 par value—25,650,000 shares authorized as of December 31, 2018 and March 31, 2019; 25,650,000 shares issued and outstanding as of December 31, 2018 and March 31, 2019	3	3
Series B convertible preferred stock; $0.0001 par value— 21,956,100 shares authorized as of December 31, 2018 and March 31, 2019; 21,956,095 shares issued and outstanding as of December 31, 2018 and March 31, 2019	2	2
Common stock; $0.000005 par value—130,000,000 shares authorized, 16,717,117 shares issued and 15,906,645 shares outstanding as of December 31, 2018; 130,000,000 shares authorized, 16,863,092 issued and 16,052,620 shares outstanding as of March 31, 2019	—	—
Additional paid-in capital	126,094	127,750
Accumulated deficit	(85,187)	(115,973)
Treasury stock	(952)	(952)
Total stockholders’ equity	39,960	10,830
Total liabilities and stockholders’ equity	$138,600	$166,801

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2018	2019
Revenue	$1,528	$5,462
Operating expenses:
Research and development	8,117	19,961
General and administrative	2,646	4,995
Total operating expenses	10,763	24,956
Loss from operations	(9,235)	(19,494)
Other income (expense), net:
Change in fair value of convertible note payable	—	(12,708)
Interest expense	—	(182)
Interest income	223	601
Total other income (expense), net	223	(12,289)
Net loss and net loss attributable to common stockholders	$(9,012)	$(31,783)
Net loss per share attributable to common stockholders-basic and diluted	$(0.57)	$(1.99)
Weighted average shares of common stock outstanding-basic and diluted	15,704,551	15,967,036

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholder's Equity (Deficit)
Balance- January 1, 2018	25,650,000	$3	—	$—	16,496,801	$—	$13,691	$(39,111)	$(952)	$(26,369)
Stock option exercises	—	—	—	—	29,802	—	20	—	—	20
Share-based compensation expense	—	—	—	—	—	—	189	(38)	—	151
Net loss	—	—	—	—	—	—	—	(9,012)	—	(9,012)
Balance- March 31, 2018	25,650,000	$3	—	$—	16,526,603	$—	$13,900	$(48,161)	$(952)	$(35,210)

Balance- January 1, 2019	25,650,000	$3	21,956,095	$2	16,717,117	$—	$126,094	$(85,187)	$(952)	$39,960
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	—	—	—	997	—	997
Stock option exercises	—	—	—	—	145,975	—	107	—	—	107
Share-based compensation expense	—	—	—	—	—	—	1,549	—	—	1,549
Net loss	—	—	—	—	—	—	—	(31,783)	—	(31,783)
Balance- March 31, 2019	25,650,000	$3	21,956,095	$2	16,863,092	$—	$127,750	$(115,973)	$(952)	$10,830

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2019
Cash flows from operating activities:
Net loss	$(9,012)	$(31,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	458	939
Share based compensation	150	1,549
Loss on disposal of assets	6	—
Non-cash interest expense	—	182
Change in fair value of convertible notes payable	—	12,708
Changes in operating assets and liabilities:
Prepaid expenses	(4,948)	613
Accounts receivable	—	(5,634)
Other assets	(25)	(141)
Accounts payable	355	1,481
Accrued expenses	(217)	(768)
Deferred revenue	(1,221)	947
Net cash used in operating activities	(14,454)	(19,907)
Cash flows from investing activities:
Purchases of property, equipment and software	(619)	(5,082)
Net cash used in investing activities	(619)	(5,082)
Cash flows from financing activities:
Proceeds from stock option exercises	20	107
Deferred offering costs	—	(1,362)
Issuance of convertible notes	—	39,550
Net cash provided by financing activities	20	38,295
Net (decrease) increase in cash and cash equivalents	(15,053)	13,306
Cash and cash equivalents—beginning of period	62,802	103,193
Cash and cash equivalents —end of period	$47,749	$116,499

Supplemental disclosures of noncash financing and investing activities:
Deferred offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$800
Property, equipment and software additions included in accounts payable and accrued expenses and other current liabilities	$652	$3,951

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Precision BioSciences, Inc. (the “Company”) was incorporated on January 26, 2006 under the laws of the State of Delaware and is based in Durham, North Carolina. The Company is focused on utilizing its proprietary genome editing platform to help overcome cancers, cure genetic diseases and enable the development of safer, more productive food sources.

The Company’s 100% owned subsidiary, Precision PlantSciences, Inc., was incorporated on January 4, 2012. Precision PlantSciences, Inc. amended its certificate of incorporation on January 16, 2018 to change its name to Elo Life Systems, Inc. The accompanying condensed consolidated financial statements include the accounts of the Company and Elo Life Systems, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Since its inception, the Company has devoted substantially all of its efforts to research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing its intellectual property portfolio and providing general and administrative support for these operations. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, obtain regulatory approval of its products, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

On April 1, 2019, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 9,085,000 shares of its common stock, including shares issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share and received approximately $130.9 million in net proceeds, after deducting underwriting discounts and commission of approximately $10.2 million and offering expenses of approximately $4.3 million. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

In connection with the IPO, on March 15, 2019 the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a 1-for-2.134686 basis (the “Reverse Stock Split”) of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for the Company’s Series A and Series B preferred stock.  Accordingly, all common shares, stock option shares, and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.  Authorized common shares, as well as outstanding and issued Series A and B preferred convertible stock are not affected by the reverse stock split.  Each share of the Series A and Series B preferred stock were automatically converted into shares of common stock, at the applicable conversion rate then in effect, at the closing of the IPO.

The condensed consolidated financial statements as of March 31, 2019, including share and per share amounts, do not give effect to the IPO as it closed subsequent to March 31, 2019.

Management believes that existing cash and cash equivalents, together with the net proceeds from the IPO, will allow the Company to continue its operations through 2020. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and condensed consolidated statement of operations for the three months ended March 31, 2019 and 2018 and notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company's final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-230034), filed with the SEC pursuant to Rule 424(b)(4) on March 27, 2019.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2019 and consolidated results of operations for the three months ended March 31, 2019 and 2018 and the consolidated cash flows for the three months ended March 31, 2019 and 2018, have been made. The Company’s consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Summary of Significant Accounting Policies

Revenue Recognition for Contracts with Customers

The Company’s revenues are generated primarily through collaborative research, license, development and commercialization agreements.

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue (ASC 606): Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning on January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The Company applied the modified retrospective transition method to contracts that were not completed as of January 1, 2019, the effective date of adoption for ASC 606. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options.  We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

Amounts received prior to revenue recognition are recorded as deferred revenue.  Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets in the Other Current Assets line item in the Condensed Consolidated Balance Sheets.

Milestone Payments – If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

Royalties – For arrangements that include sales-based royalties, including milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Significant Financing Component – In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing.  The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.  The Company assessed each of its revenue arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements.

Collaborative Arrangements – The Company has entered into collaboration agreements, which are within the scope of ASC 606, to discover, develop, manufacture and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (1) licenses, or options to obtain licenses, to use the Company’s technology, (2) research and development activities to be performed on behalf of the collaboration partner, and (3) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments the Company receives under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; clinical and development, regulatory, and sales milestone payments; and royalties on future product sales.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, are within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606.  For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above.

For a complete discussion of accounting for collaboration revenues, see Note 10, “Collaboration and license agreements”.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue (ASC 606): Revenue from Contracts with Customers (“ASC 606”), which superseded the revenue requirements in ASU No. 2009-13 (ASC 605), Revenue Recognition. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Effective January 1, 2019, the Company adopted ASC 606 using the modified retrospective transition method.

As a result of adopting ASC 606, the Company recorded a $1.0 million transition adjustment to the opening balance of accumulated deficit in the first quarter of 2019 primarily as a result of the treatment of the up-front consideration received from the Company’s collaboration agreements under superseded prior revenue recognition guidance.

A summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment is set forth in the table below:

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Deferred revenue, current portion	$8,029	$407	$8,436
Deferred revenue, net of current portion	82,217	590	82,807
Accumulated deficit	(84,190)	(997)	(85,187)

A summary of the amount by which each financial statement line item was affected in the current reporting period by ASC 606 as compared with the guidance that was in effect prior to adoption is set forth in the tables below:

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of March 31, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Other current assets	$6,025	$(58)	$5,967
Deferred revenue, current portion	9,471	1,608	11,079
Deferred revenue, net of current portion	81,722	(42)	81,680
Accumulated deficit	(115,973)	(1,624)	(117,597)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2019
(in thousands, except per share data)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Revenue	$5,462	$(627)	$4,835
Net loss	(31,783)	(627)	(32,410)
Net loss per share - basic and diluted	(1.99)		(2.03)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Net loss	$(31,783)	$(627)	$(32,410)
Prepaid expenses	613	58	671
Deferred revenue	947	569	1,516

During the quarter ended March 31, 2019, the Company recorded $4.0 million in revenue that was included in the deferred revenue balance as of December 31, 2018.  The most significant change to the Company’s revenue recognition as a result of the adoption of ASC 606 relates to the accounting for certain option fees and milestone payments in determining the transaction price (step (iii)), and the revenue recognition pattern (step (v)) related to the Company’s development and commercial license agreement with Laboratoires Servier (“Servier”) (see Note 10). Under prior revenue recognition guidance, the option fees payable by the Company to exercise the 50/50 co-development and co-promotion option was accounted for as a reduction in the arrangement consideration, and certain development milestones that may be earned for early-stage pre-IND development milestones were included in the arrangement consideration as the early-stage pre-IND development milestones were deemed to be non-substantive. Under ASC 606, the option fees were not accounted for as a reduction in the transaction price as the option fees are contingent upon Servier’s exercise of its commercial (customer) options on licensed product candidates, and the milestone payments were excluded from the transaction price based on the assessment of the most likely amount and application of the variable consideration constraint, since the milestones relate to successful achievement of certain developmental goals, which might not be achieved. In addition, under prior revenue recognition guidance, the Company recognized revenue for the combined unit of accounting on a straight‑line basis over the period the Company expected to complete its obligations. Under ASC 606, the Company recognizes revenue based on the proportional performance of the services related to the performance obligation expected. For further discussion of the adoption of ASC 606 see Note 10, “Collaboration and license agreements.”

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and ASC 606 (“ASU 2018-18”). The amendments in ASU 2018-18 make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in ASU 2018-18 was aligned with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments should be applied retrospectively to the date of initial application of ASC 606. The Company adopted this guidance effective January 1, 2019 with its initial application of ASC 606. The adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), in order to improve comparability among organizations by recognizing lease assets and liabilities in the consolidated balance sheets for those leases previously classified as operating leases under GAAP. The update requires a lessee to recognize in its consolidated balance sheet a liability to make lease payments and also a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company for annual periods beginning after December 15, 2019 requiring the use of a modified retrospective transition approach applied at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases, Targeted Improvements to ASC 842, Leases, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company intends to elect this new transition approach using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods will be presented in accordance with the previous guidance in ASC 840, Leases.

The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position, results of operations, and related footnotes. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet.  The Company’s assessment will include, but is not limited to, evaluating the impact that this standard has on the lease of its corporate headquarters in Durham, North Carolina as well as laboratory, manufacturing and office space in Research Triangle Park, North Carolina.

NOTE 2:	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2018	March 31, 2019
Accrued compensation	$965	$728
Accrued clinical and research and development expenses	1,569	943
Accrued property, equipment and software purchases	219	1,259
Accrued deferred offering costs	193	800
Deferred rent	198	380
Accrued legal fees	107	55
Other	170	251
Total accrued expenses and other current liabilities	$3,421	$4,416

NOTE 3:	STOCKHOLDERS’ EQUITY

Capital Structure

Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 22,301,190 shares of common stock and the Company’s outstanding convertible debt including accrued interest converted into 2,921,461 shares of common stock at the applicable conversion ratio then in effect. Each share of the Series A and Series B preferred stock were automatically converted into shares of common stock, at the applicable conversion rate then in effect, at the closing of the IPO.

NOTE 4:	STOCK OPTIONS

Under the terms of its stock option plans, the Company’s board of directors may grant stock options to employees, directors and service providers. The Company issued stock options under the 2006 Stock Incentive Plan (“2006 plan”) until April 2015, when the 2015 Stock Incentive Plan (“2015 plan”) was adopted. The 2006 plan expired in 2016 and there are no remaining shares available to be granted under the plan. There were 1,397,203 stock options outstanding under the 2006 Plan as of March 31, 2019.

Upon adoption of the 2015 plan, there were 5,270,095 shares of common stock reserved for issuance. In May 2018, the Company amended the 2015 plan to increase the number of shares reserved for issuance to 8,211,980. The 2015 plan had 6,490,792 stock options outstanding as of March 31, 2019. The Company’s board of directors determines the terms of stock options granted under the 2015 plan, including option exercise prices and vesting.

On March 12, 2019, the Company’s board of directors adopted, and the Company’s stockholders approved the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective upon the effective date of the registration statement on Form S-1 for the Company’s IPO. Upon the effectiveness of the 2019 Plan, the Company ceased granting new awards under the 2015 Plan.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards initially equal to 4,750,000 shares of common stock.  The 2019 Plan includes an annual increase of common stock shares on the first day of each calendar year beginning January 1, 2020 and ending on January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii)

such smaller number of shares of common stock as determined by the board of directors (but no more than 5,000,000 shares may be issued upon the exercise of incentive stock options), plus any shares that are subject to awards outstanding under the Company’s 2006 and 2015 Stock Incentive Plans as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused.

The 2019 ESPP provides for the option to purchase initially up to 525,000 shares of the Company’s common stock plus an annual increase on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors, provided that no more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date.

The Company recorded $0.1 million and $1.5 million in employee share-based compensation expense for the three months ended March 31, 2018 and 2019, respectively. Total nonemployee share-based compensation expense was an amount less than $0.1 million for each of the three months ended March 31, 2018 and 2019.

Share-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2018	2019
Research and development	$101	$1,006
General and administrative	49	543
	$150	$1,549

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The Company did not grant any stock options for the three months ended March 31, 2018. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

Three months ended March 31, 2019
Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	68.00%
Weighted-average risk-free interest rate	2.50%
Expected life of options (in years)	6.04
Weighted-average fair value per option	$8.65

The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected life represents the average time that stock options that vest are expected to be outstanding.

The Company does not have sufficient history of exercising stock options to estimate the expected term of employee stock options and thus continues to calculate expected life based on the midpoint between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for share-based compensation granted to nonemployees is the contractual life. The risk-free rate is based on the United States Treasury yield curve during the expected life of the option.

The following table summarizes activity in the Company’s stock option plans for the three months ended March 31, 2019:

	Outstanding Option Shares	Weighted- Average Exercise Price
Balance as of January 1, 2019	7,763,464	$5.00
Granted	550,418	13.80
Exercised	(145,975)	0.73
Forfeited/canceled	(279,912)	9.80
Balance as of March 31, 2019	7,887,995	5.53

The intrinsic value of options exercised was $71,143 and $1,857,235 during the three months ended March 31, 2018 and 2019, respectively.

There was approximately $23.2 million of total unrecognized compensation cost related to unvested stock options as of March 31, 2019, which is expected to be recognized over a weighted-average period of 3.33 years.

NOTE 5:	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not subject to any material legal proceedings.

Leases

The Company leases office and laboratory space under long-term operating leases.  All the leases provide tenant improvement allowances and rent abatements as incentives for the Company to either enter into the initial lease agreement or expand within an existing premises already under lease.  The Company leases office and laboratory space at 302 East Pettigrew Street, Durham, North Carolina, which is the Company’s corporate headquarters. The property is leased through July 2024 with the option to extend. The Company leases laboratory and office space at 5 Laboratory Drive, Research Triangle Park, North Carolina. The property is leased through April 2026 with the option to extend. The Company leases laboratory space at 20 TW Alexander Drive, Research Triangle Park, North Carolina. The property is leased through August 2026 with the option to extend.

The following is a schedule of future minimum lease payments for all leases as of March 31, 2019 (in thousands):

Operating Leases
Remainder of 2019	$1,754
2020	2,690
2021	2,635
2022	2,718
2023	2,795
2024 and beyond	3,742

Supply Agreements

The Company enters into contracts in the normal course of business with contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials. These agreements provide for termination at the request of either party with less than one-year notice and are, therefore, cancelable contracts and, if canceled, are not anticipated to have a material effect on the condensed consolidated financial condition, results of operations, or cash flows of the Company.

NOTE 6:	CONVERTIBLE NOTES PAYABLE (2019 NOTES)

In March 2019, the Company entered into a note purchase agreement pursuant to which it sold and issued an aggregate of $39.6 million of convertible promissory notes (the “2019 Notes”) in a private placement transaction.

The 2019 Notes accrue interest at a rate of 6% per annum.  The 2019 Notes were settled in 2,921,461 shares of common stock in connection with the closing of the Company’s IPO (see Note 1) at a settlement price equal to 85% of the IPO price per share.

On issuance, the Company elected to account for the 2019 Notes at fair value with any changes in fair value being recognized through the condensed consolidated statements of operations until the 2019 Notes are settled. The fair value of the 2019 Notes was determined to be $39.6 million on issuance and $52.5 million as of March 31, 2019. For the three-months ended March 31, 2019, the Company recognized $12.7 million as changes in fair value and $0.2 million of interest expense.

NOTE 7:	net loss per share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2019
Numerator:
Net loss attributable to common stockholders	$(9,012)	$(31,783)
Denominator:
Weighted average shares of common stock outstanding — basic and diluted	15,704,551	15,967,036
Net loss per share attributable to common stockholders— basic and diluted	$(0.57)	$(1.99)

NOTE 8:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2019 and has not recorded an income tax benefit for the three months ended March 31, 2019 and 2018 since it determined that a full valuation allowance is required against the Company’s deferred tax assets.

Due to the Company's cumulative loss position, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. The deferred tax assets have been reduced by a full valuation allowance.

The Company reflects in the condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only if it is considered “more-likely-than-not” that the position taken will be sustained by the appropriate taxing authority. As of March 31, 2019, the Company had no unrecognized income tax benefits. The Company records interest and penalties relating to uncertain income tax positions as a component of income tax expense in the accompanying condensed consolidated statements of operations. As March 31, 2019, the Company had no such accruals.

NOTE 9:	FAIR VALUE MEASUREMENTS

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses and other current liabilities, approximate their respective fair values due to their short-term nature. The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis and to minimize the use of unobservable inputs when determining their fair value. The three tiers are defined as follows:

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market date, which require the Company to develop its own assumptions

The Company classifies investments in money market funds within Level 1 as the prices are available from quoted prices in active markets. Investments in repurchase agreements are classified within Level 2 as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

As of March 31, 2019 and December 31, 2018, the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations.

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

December 31, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$781	$781	$—	$—
Repurchase agreements	94,500	—	94,500	—
	$95,281	$781	$94,500	$—

March 31, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$881	$881	$—	$—
Repurchase agreements	109,000	—	109,000	—
	$109,881	$881	$109,000	$—

NOTE 10:	COLLABORATION AND LICENSE AGREEMENTS

Development and Commercial License Agreement with Servier

On February 24, 2016, the Company entered into a development and commercial license agreement, as subsequently amended, with Baxalta (now Shire), which was assigned to Servier in connection with its acquisition of Shire’s oncology business in August 2018. This agreement establishes a collaboration between the Company and Servier to develop allogeneic chimeric antigen receptor T (“CAR T”) cell therapies for up to six unique antigen targets selected by Servier. Servier selected one target at the agreement’s inception, and Servier is entitled to select the remaining five targets over the first four years of the agreement. Servier is required to make a milestone payment to the Company upon achievement of an early-stage pre- investigational new drug application (“IND”) development milestone event completed for each of the remaining five targets selected, if any. The Company granted Servier a development license and will perform early-stage R&D on the selected targets and develop the resulting therapeutic product candidates through Phase 1 clinical trials and manufacture clinical trial material for use in Phase 2 clinical trials. Also, the Company and Servier have formed a joint steering committee (“JSC”) to provide high-level oversight and decision making regarding the activities covered under the agreement.

The Company received an upfront payment of $105.0 million under the agreement. At the Phase 2 readiness stage for any product candidate, Servier may exercise a commercial option, subject to payment of commercial option exercise fees, to proceed with development and commercialization of the product candidate and perform late-stage R&D, including Phase 2 and Phase 3 clinical trials and obtaining regulatory approvals. The Company has the ability to receive total payments, in the aggregate across all six targets that may be selected by Servier, of up to approximately $1.6 billion, including the upfront payment of $105.0 million and up to $1.5 billion in milestone payments, consisting of up to $401.3 million in development milestone payments and up to $1.1 billion in commercial milestone payments. The Company is also entitled to receive tiered royalties ranging from the mid-single digit percentages to the sub-teen percentages on worldwide net sales of any products developed, subject to customary potential reductions. The Company also has the right to opt in and participate in the development and commercialization of any products resulting from the collaboration through a 50/50 codevelopment and co-promotion option in the United States. This will require the Company to pay a codevelopment and co-promotion option fee on each licensed product for which the Company elects to participate. This option is exercisable at the Phase 2 readiness stage and only after Servier exercises its commercial option.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the promises in the agreement represent transactions with a customer. The Company has determined that the promises associated with the research and development activities for each of the six targets are not distinct because they are all based on the ARCUS proprietary genome editing platform. The Company has concluded that the agreement with Servier contains the following promises: (i) a development license; (ii) performance of early-stage R&D services, (iii) the manufacture of clinical trial material for use in Phase 2 clinical trials, and (iv) JSC participation. The Company determined that the license, manufacture of clinical trial material, and R&D services were not distinct from each other, as the license, pre-clinical and clinical supply, and R&D services are highly interdependent upon one another. Participation on the JSC to oversee the research and development activities are combined into the single performance obligation as these activities are highly interdependent with the other R&D services. As such, the Company determined that these promises should be combined into a single performance obligation.

Under the agreement with Servier, in order to evaluate the appropriate transaction price, the Company determined that the upfront amount of $105.0 million constituted the entire consideration to be included in the transaction price as of the outset of the arrangement.  As such, this amount was allocated to the single performance obligation. The commercial option exercise fees that may be received are excluded from the transaction price until each customer option is exercised as it was determined that the options are not material rights. The potential development milestone payments that the Company is eligible to receive prior to the exercise of the options as well as commercial milestones, were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement, since the milestones relate to successful achievement of certain developmental goals, which might not be achieved. None of the future royalty payments were included in the transaction price, as the potential payments represent sales-based consideration. The Company will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The Company recognizes revenue from the upfront payment of $105.0 million based on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation, which is based on the relative costs and timelines of the related to the R&D activities incurred and expected to be incurred in the future to satisfy the performance obligation. This period is estimated to be approximately 7 years.  The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.

During the three months ended March 31, 2018 and 2019, the Company recognized revenue under the agreement with Servier of approximately $1.4 million and $1.5 million, respectively. Deferred revenue related to the agreement with Servier amounted to $92.9 million and $86.7 million as of March 31, 2018 and 2019, respectively, of which $5.8 million and $5.0 million, respectively is included in current liabilities. No development or sales-based milestone payments were received during the three months ended March 31, 2018 and 2019.

Collaboration and License Agreement with Gilead

On September 10, 2018, the Company and Gilead Sciences, Inc. (“Gilead”) entered into a collaboration and license agreement to develop genome editing tools to target viral DNA associated with Hepatitis B. Pursuant to the terms of the agreement, Gilead will receive an exclusive license to exploit the resulting synthetic nucleases and products that use them to treat Hepatitis B in humans (“development license”), and the Company is entitled to receive up to $40.0 million in research funding for early-stage R&D services, paid in semi-annual increments, over an initial three year term and development and commercial milestone payments of up to an aggregate of $445.0 million, consisting of up to $105.0 million in development milestone payments and up to $340.0 million in commercial milestone payments. The Company is also entitled to receive tiered royalties ranging from the high single digit percentages to the mid-teen percentages on worldwide net sales of the products developed through the term of the agreement, subject to customary potential reductions. Gilead is responsible for obtaining regulatory approvals and, upon completion of the collaboration, will assume sole responsibility for the development and commercialization of such gene editing therapies and products. The Company will provide technology transfer of its development know-how prior to Gilead assuming responsibility. Also, the Company and Gilead will negotiate a separate supply agreement for the Company to manufacture specifically identified products for Gilead to use in clinical trials at price based on the Company’s costs. The Company and Gilead have formed a joint steering committee (“JSC”) and a joint research and development committee (“JRDC”) that collectively will provide oversight, decision making and implementation guidance regarding the collaboration activities covered under the agreement.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the promises in the agreement represent transactions with a customer. The Company has concluded that the agreement with Gilead contains the following promises: (i) a development license; (ii) performance of early-stage R&D services, including technology transfer services, iii) JSC and JRDC participation, and (iv) regulatory responsibilities related to non-clinical and chemistry, manufacturing and control (“CMC”) reports. The Company determined that the license and R&D services were not distinct from each other, as the license and R&D services are highly interdependent upon one another. Participation on the JRC and JRDC to oversee the research and development activities are combined into the single performance obligation as these activities are highly interdependent with the other R&D services. The regulatory responsibilities related to non-clinical and CMC filings do not represent separate performance obligations based on their dependence on the research and development efforts. As such, the Company determined that these promises should be combined into a single performance obligation.

Under the agreement with Gilead, in order to evaluate the appropriate transaction price, the Company determined that the $40.0 million research funding for early-stage R&D services, paid in semi-annual increments over an initial three-year term, constituted the entire consideration to be included in the transaction price as of the outset of the arrangement. As such, this amount was allocated to the single performance obligation. The potential development and commercial milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement, since the milestones relate to successful achievement of certain developmental goals, which might not be achieved. None of the future royalty payments were included in the transaction price, as the potential payments represent sales-based consideration.  The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Revenue associated with the combined performance obligation is being recognized as revenue on a straight-line basis as the R&D services are provided over the initial three-year term.  The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

During the three months ended March 31, 2019, the Company recognized revenue under the agreement with Gilead of approximately $3.3 million. Deferred revenue related to the agreement with Gilead amounted to $4.5 million as of March 31, 2019, of which $4.5 million is included in current liabilities. No development or sales-based milestone payments were received during the three months ended March 31, 2019.

NOTE 11:	SEGMENT REPORTING

The Company has developed a genome editing platform and performed related research for human therapeutic and agricultural applications. The Company’s Chief Operating Decision Maker (“CODM”) evaluates the Company’s financial performance based on two reportable segments: Therapeutics and Food. The Therapeutics segment is focused on the development of products in the field of immuno-oncology and of novel products outside immuno-oncology to treat human diseases. The Food segment is focused on applying ARCUS to develop food and nutrition products through collaboration agreements with consumer-facing companies. The CODM reviews segment performance and allocates resources based upon segment revenue and segment operating loss of the Therapeutics and Food reportable segments.

Segment operating loss is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are directly attributable to the reportable segment (including directly attributable research and development and property, equipment, and software expenditures).  For the three months ended March 31, 2018, the Company allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount.  In January 2019, the Food segment moved into a new leased facility at Research Triangle Park, North Carolina. The Company has determined that the Food segment is no longer deriving benefit from the Company’s centralized research and development expenditures, thus all these expenditures are allocated to the Therapeutics segment for the three months ended March 31, 2019. The reportable segment and centralized research and development operational cash expenditures include cash disbursements for compensation, lab supplies, purchases of property, equipment, and software and procuring services from contract research organizations (“CROs”), CMOs, and research organizations.

Certain cost items are not allocated to the Company’s reportable segments. These cost items primarily consist of compensation and general operational expenses associated with the Company’s executive, business development, finance, operations, human resources and legal functions. The Company does not allocate non-cash income statement amounts to its reportable segments, such as share based compensation, depreciation and amortization, intangible asset impairment charges, non-cash interest expense and losses on the disposal of assets. When reconciling segment operating loss to consolidated loss from operations, the Company makes an adjustment to convert the cash expenditures to the accrual basis to reflect GAAP.

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.

Presented below is the financial information with respect to the Company’s reportable segments (in thousands):

	Three months ended March 31,
	2018	2019
Revenue:
Therapeutics	$1,447	$4,819
Food	81	643
Total segment revenue	1,528	5,462
Segment operational cash expenditures:
Therapeutics	$9,250	$12,910
Food	1,059	2,107
Total segment operational cash expenditures	10,309	15,017
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$2,037	$3,753
Food	417	—
Total allocation of centralized research and development operational cash expenditures	2,454	3,753
Segment operating loss:
Therapeutics	$(9,840)	$(11,844)
Food	(1,396)	(1,464)
Total segment operating loss	(11,236)	(13,308)
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	$(2,559)	$(7,022)
Interest income received	(223)	(601)
Depreciation and amortization	(458)	(939)
Share-based compensation	(150)	(1,549)
Loss on disposal of assets	(6)	—
Changes in prepaids, accounts payable and accrued expenses	5,397	3,925
Total consolidated loss from operations	$(9,235)	$(19,494)

NOTE 12:	SUBSEQUENT EVENTS

Initial Public Offering

On April 1, 2019, the Company closed its IPO with the sale of 9,085,000 shares of common stock, including shares issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of approximately $130.9 million, after deducting underwriting discounts and commissions of approximately $10.2 million and offering expenses of approximately $4.3 million detailed in Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q. including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in Part II. Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” “the Company” and “Precision” refer to Precision BioSciences, Inc. and its subsidiaries on a consolidated basis.

Overview

We are a genome editing company dedicated to improving life through our groundbreaking proprietary genome editing platform, “ARCUS.” We leverage ARCUS in the development of our product candidates, which are designed to treat human diseases and create healthy and sustainable food and agricultural solutions. We believe the versatility and breadth of ARCUS support our ability to develop products across the spectrum of biotechnology. We are actively developing product candidates in three innovative and high value areas where we believe our technology has the potential to overcome the limitations of other genome editing technologies: allogeneic chimeric antigen receptor T (“CAR T”) cell immunotherapy, in vivo gene correction, and food. The U.S. Food and Drug Administration, or FDA, recently accepted our investigational new drug, or IND, application for our first gene-edited allogeneic CAR T cell candidate targeting CD19. We dosed our first patient in our Phase 1/2a clinical trial in patients with relapsed or refractory, or R/R, B-cell precursor acute lymphoblastic leukemia and R/R non-Hodgkin lymphoma in April 2019. We believe this trial is the first clinical investigation of an allogeneic CAR T therapy for non-Hodgkin lymphoma. We believe our proprietary, one-step engineering process for producing allogeneic CAR T cells at large scale in a cost-effective manner will enable us to overcome the fundamental challenges of manufacturing that have limited the CAR T field to date.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily with proceeds from the sale of our convertible preferred stock and upfront payments from licensing arrangements. To date, we have generated approximately $462.2 million from third parties through a combination of financings including through our initial public offering of common stock (“IPO”), preferred stock and convertible note financings, an upfront payment under the Servier Agreement and additional funding from other strategic alliances and grants.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. Our net losses were $9.0 million and $31.8 million for the three months ended March 31, 2018 and March 31, 2019, respectively. As of March 31, 2019, we had an accumulated deficit of $116.0 million.

We expect our operating expenses to increase substantially in connection with the expansion of our product development programs and capabilities. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. In addition, we expect to incur additional costs associated with operating as a public company.

As a result of these anticipated expenditures, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our cash needs through a combination of public equity, debt financings or other sources, which may include current and new collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We cannot assure you that we will ever generate significant revenue to achieve profitability.

Because of the numerous risks and uncertainties associated with the development of therapeutic and agricultural products, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be required to raise additional capital on terms that are unfavorable to us or we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We currently conduct our operations through two reportable segments: Therapeutics and Food. Our Therapeutics segment is focused on allogeneic CAR T immunotherapy and in vivo gene correction. Our Food segment focuses on applying ARCUS to develop food and nutrition products through collaboration agreements with consumer-facing companies.

Collaborations

Gilead

In September 2018, we and Gilead entered into a collaboration and license agreement, which we refer to as the Gilead Agreement, to develop genome editing tools using ARCUS to target viral DNA associated with the Hepatitis B virus. Pursuant to the terms of the agreement, Gilead received an exclusive license to exploit the resulting synthetic nucleases and products that use them to treat the Hepatitis B virus in humans, and we are entitled to receive up to approximately $40.0 million in research funding over an initial three year term and milestone payments of up to an aggregate of $445.0 million, consisting of up to $105.0 million in development milestone payments and up to $340.0 million in commercial milestone payments. We are also entitled to receive tiered royalties ranging from the high single digit percentages to the mid-teen percentages on worldwide net sales of the products developed through the term of the agreement, subject to customary potential reductions.

Servier

In February 2016, we entered into the Servier Agreement, pursuant to which we have agreed to develop allogeneic CAR T cell therapies for up to six unique antigen targets. One target was selected at the agreement’s inception, and Servier is entitled to select the remaining five targets over the first four years of the agreement. Upon selection of an antigen target under the agreement, we have agreed to perform early-stage research and development on individual T cell modifications for the selected target, develop the resulting therapeutic product candidates through Phase 1 clinical trials and prepare clinical trial material of such product candidates for use in Phase 2 clinical trials.

We received an upfront payment of $105.0 million under the Servier Agreement. We have the ability to receive total payments, including the upfront payment, option fees and milestone payments, in the aggregate across all six targets, of up to approximately $1.6 billion. This includes up to $1.5 billion in milestone payments, consisting of up to $401.3 million in development milestone payments and up to $1.1 billion in commercial milestone payments. We are also entitled to receive tiered royalties ranging from the mid-single digit percentages to the sub-teen percentages on worldwide net sales, subject to potential customary reductions. We also have the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States, subject to our payment of an option fee, which is exercisable after Servier’s commercial option exercise.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. We record revenue from collaboration agreements, including amounts related to upfront payments, annual fees for licenses of our intellectual property and research and development funding.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates. These include the following:

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•	expenses incurred under agreements with third parties, including CROs and other third parties that conduct preclinical research and development activities and clinical trials on our behalf;
•

costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and future clinical trials, including the costs of CMOs that will manufacture our clinical trial material for use in our preclinical studies and potential future clinical trials;

•	costs of outside consultants, including their fees and related travel expenses;
•	costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	license payments made for intellectual property used in research and development activities; and
•	facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically identifiable to research activities.

We expense research and development costs as incurred. We track external research and development costs, including the costs of laboratory supplies and services, outsourced research and development, clinical trials, contract manufacturing, laboratory equipment and maintenance and certain other development costs, by product candidate when the costs are specifically identifiable to a product candidate. Internal and external costs associated with infrastructure resources, other research and development costs, facility related costs and depreciation and amortization that are not identifiable to a specific product candidate are included in the platform development, early-stage research and unallocated expenses category in the table below. The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended March 31,
(in thousands)	2018	2019	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$2,611	$1,487	$(1,124)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	3,026	5,145	2,119
Laboratory supplies and services	570	3,116	2,546
Outsourced research and development	736	4,530	3,794
CMOs and research organizations	—	3,197	3,197
Laboratory equipment and maintenance	98	233	135
Facility-related costs	259	589	330
Depreciation and amortization	362	717	355
Other research and development costs	455	947	492
Total research and development expenses	$8,117	$19,961	$11,844

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we initiate a Phase 1/2a clinical trial for our CD19 product candidate and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of future clinical trials of our CD19 product candidate or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our CD19 product candidate and any other our product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of our CD19 product candidate, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

•	uncertainties in clinical trial design and patient enrollment rates;
•	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the timing and receipt of any marketing approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to slower than expected patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, business development, operations and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued research activities and development of product candidates.  We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Change in Fair Value of Convertible Notes Payable

We elected on issuance to account for the convertible promissory notes we issued in March 2019 (the “2019 Notes”) at fair value until their settlement.  The change in fair value of the 2019 Notes was recognized through the statement of operations.  The 2019 Notes settled on the closing of our IPO on April 1, 2019.

Interest Expense

Interest expense consists of interest from the 2019 Notes at a rate of 6% per annum.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the three months ended March 31, 2018 and March 31, 2019

The following table summarizes our results of operations for the three months ended March 31, 2018 and March 31, 2019, together with the changes in those items in dollars:

	Three months ended March 31,
(in thousands)	2018	2019	Change
Revenue	$1,528	$5,462	$3,934
Operating expenses:			—
Research and development	8,117	19,961	11,844
General and administrative	2,646	4,995	2,349
Total operating expenses	10,763	24,956	14,193
Loss from operations	(9,235)	(19,494)	(10,259)
Other income (expense), net:
Change in fair value of convertible notes payable	—	(12,708)	(12,708)
Interest expense	—	(182)	(182)
Interest income	223	601	378
Total other income (expense), net	223	(12,289)	(12,512)
Net loss	$(9,012)	$(31,783)	$(22,771)

Revenue

Revenue for the three months ended March 31, 2019 was $5.5 million, compared to $1.5 million for the three months ended March 31, 2018. The increase of $4.0 million in revenue during the three months ended March 31, 2019 was generally the result of increases in research funding of $3.3 million from Gilead, $0.3 million from a joint development collaboration partner, and $0.4 million from a new customer agreement with a collaboration partner during the three months ended March 31, 2019.

Research and Development Expenses

	Three months ended March 31,
(in thousands)	2018	2019	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$2,611	$1,487	$(1,124)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	3,026	5,145	2,119
Laboratory supplies and services	570	3,116	2,546
Outsourced research and development	736	4,530	3,794
CMOs and research organizations	—	3,197	3,197
Laboratory equipment and maintenance	98	233	135
Facility-related costs	259	589	330
Depreciation and amortization	362	717	355
Other research and development costs	455	947	492
Total research and development expenses	$8,117	$19,961	$11,844

Research and development expenses for the three months ended March 31, 2018 were $8.1 million, compared to $19.9 million for the three months ended March 31, 2019. The increase of $11.8 million was primarily due to $13.0 million in platform development and early-stage research expenses offset by a decrease in direct research and development expenses related to our CD19 program of $1.1 million. Platform development and early-stage research expenses increased primarily due to a $3.8 million increase in outsourced research and development spending on our development programs, excluding our CD19 program, $2.5 million in laboratory supplies and services, $2.1 million of additional employee-related cost associated with increased headcount to support our technology platform development and manufacturing capabilities, and $2.5 million in CMOs and CROs.  CD19 direct research and development expenses decreased as clinical trial material manufacturing costs in the three months ended March 31, 2019 decreased compared to the similar period in 2018.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended March 31, 2018, compared to $5.0 million for the three months ended March 31, 2019. The increase of $2.4 million was primarily due to an increase of $1.0 million in employee-related costs as we increased our general and administrative headcount.  General and administrative expenses also increased due to costs required to meet our growing infrastructure needs. Contributing to the increase were $0.4 million in consulting fees, $0.4 million in facility related costs, including equipment and depreciation and amortization and $0.1 million in information technology costs.

Change in Fair Value of Convertible Notes Payable

We elected on issuance to account for the 2019 Notes at fair value until their settlement.  For the three months ended March 31, 2019, a $12.7 million change in fair value of the 2019 Notes was recognized in the statement of operations.  The 2019 Notes were settled on the closing of the IPO in April 2019.

Interest Expense

Interest expense of $0.2 million for three months ended March 31, 2019 consists of interest from the 2019 Notes at a rate of 6% per annum.

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2018 compared to $0.6 million for the three months ended March 31, 2019. The increase of $0.4 million of interest income generated on our cash and cash equivalent balances was the result of higher interest rates and having higher cash balances invested in three months ended March 31, 2019 compared to the same period in 2018.

Segment Results

	Three months ended March 31,
	2018	2019
Revenue:
Therapeutics	$1,447	$4,819
Food	81	643
Total segment revenue	1,528	5,462
Segment operational cash expenditures:
Therapeutics	$9,250	$12,910
Food	1,059	2,107
Total segment operational cash expenditures	10,309	15,017
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$2,037	$3,753
Food	417	—
Total allocation of centralized research and development operational cash expenditures	2,454	3,753
Segment operating loss:
Therapeutics	$(9,840)	$(11,844)
Food	(1,396)	(1,464)
Total segment operating loss	(11,236)	(13,308)

We evaluate the operating performance of each segment based on segment operating loss. Segment operating loss is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are specifically identifiable to the reportable segment (including specifically identifiable research and development and property, equipment and software expenditures). For the three months ended March 31, 2018, the Company allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount. In January 2019, the Food segment moved into a new leased facility at Research Triangle Park, North Carolina. The Company has determined that the Food segment is no longer deriving benefit from the Company’s centralized research and development expenditures, thus all these expenditures were allocated to the Therapeutics segment for the three months ended March 31, 2019. The reportable segment and centralized research and development operational cash expenditures include cash disbursements for compensation, lab supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations. We do not allocate general operational expenses or non-cash income statement amounts to our reportable segments.

Therapeutics Segment

Revenue for the three months ended March 31, 2018 was $1.4 million, compared to $4.8 million for the three months ended March 31, 2019. The increase of $3.4 million was generally the result of an increase in research funding of $3.3 million from Gilead.

Segment operational cash expenditures for the three months ended March 31, 2018 were $9.3 million, compared to $12.9 million for the three months ended March 31, 2019. The increase of $3.6 million was primarily due to an increase in payments made to service providers for contract manufacturing, clinical trial research, lab services employee headcount and fixed assets, offset by a decrease in payments to University of Pennsylvania. Segment operating loss increased $2.0 million from $9.8 million for the three months ended March 31, 2018 to $11.8 million for three months ended March 31, 2019 primarily due to the factors discussed above.

Food Segment

Revenue for the three months ended March 31, 2018 was $0.1 million, compared to $0.6 million for the three months ended March 31, 2019. The increase of $0.5 million was primarily attributable to an increase in research funding of $0.3 million from another joint development collaboration partner and $0.4 million from a customer agreement with a new collaboration partner in 2019, partially offset by a $0.1 million decrease in license fees.

Segment operational cash expenditures for the three months ended March 31, 2018 were $1.1 million, compared to $2.1 million for the three months ended March 31, 2019. The increase of $1.0 million was primarily due to an increase in lab equipment and furniture and fixtures, employee headcount and rent. Segment operating loss increased $0.1 million from $1.4 million for the three months ended March 31, 2018 to $1.5 million for the three months ended March 31, 2019 primarily due to the factors discussed above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CMOs and building out internal capacity to have product manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible preferred stock and upfront payments from licensing arrangements. To date, we have generated approximately $462.2 million from third parties through a combination of financings including the IPO, preferred stock and convertible note financings, an upfront payment under the Servier Agreement and additional funding from other strategic alliances and grants.

Cash Flows

Our cash and cash equivalents totaled $47.7 million and $116.5 million as of March 31, 2018 and 2019, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Three months ended March 31,
(in thousands)	2018	2019
Net cash used in operating activities	$(14,454)	$(19,907)
Net cash used in investing activities	(619)	(5,082)
Net cash provided by financing activities	20	38,295
Increase (decrease) in cash and cash equivalents	$(15,053)	$13,306

 Cash Flows for the Three Months Ended March 31, 2019

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $19.8 million, primarily consisting of our net loss of $31.8 million as we incurred expenses associated with our CD19 program, platform development and early-stage research, general and administrative expenses, and recognized a change in fair value to the 2019 Notes. In addition, we had non-cash charges of $2.7 million for depreciation, stock-based compensation expense, and interest expense. Net cash used in operating activities was also impacted by $3.5 million in changes in operating assets and liabilities, including $5.6 million from accounts receivable, $0.8 million in accrued expenses, and $0.1 million in other assets, which were partially offset by changes of $1.5 million in accounts payable, $0.9 million in deferred revenue, and $0.6 million in prepaid expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $5.1 million, which was attributable to purchases of property, equipment and software.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $38.2 million, consisting of the net proceeds from the issuance of our 2019 Notes of $39.5 million and $0.1 million in proceeds from stock option exercises, partially offset by $1.4 million in payments for offering costs associated with our IPO.

Debt Obligations

In March 2019, we issued an aggregate of $39.6 million principal amount of 2019 Notes in a private placement transaction.  As of March 31, 2019, the change in fair value of the 2019 Notes was $12.7 million and accrued interest on the 2019 Notes was $0.2 million.  Pursuant to their terms, the 2019 Notes were settled in 2,921,461 shares of our common stock upon the closing of our IPO at a settlement price of $13.60 per share, which is equal to 85% of the IPO price per share.

Cash Flows for the Three Months Ended March 31, 2018

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $14.5 million, primarily consisting of our net loss of $9.0 million as we incurred expenses associated with research activities on our CD19 program and research activities on other applications for our technology and incurred general and administrative expenses. In addition, we had non-cash charges of $0.6 million for depreciation and stock-based compensation expense. Net cash used in operating activities was also impacted by $6.1 million in changes in operating assets and liabilities, including $5.0 million in prepaid expenses and other current assets, $1.2 million in deferred revenue and $0.2 million in accrued expenses, partially offset by changes of $0.4 million in accounts payable.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $0.6 million, which was attributable to purchases of property, equipment and software.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was an amount less than $0.1 million, consisting of proceeds from stock option exercises.

Funding Requirements

Our operating expenses increased substantially in the first quarter of 2019 and are expected to increase substantially in 2019 and in the future in connection with the initiation of human clinical trials. In addition, we expect to incur additional costs associated with operating as a public company.

Specifically, our costs and expenses will increase as we:

•	pursue the clinical development of our CD19 program;
•

pursue the preclinical and clinical development of our other CAR T cell product candidates and allogeneic CAR T immunotherapy platform, our in-vivo gene correction platform and our other product candidates;

•

further scale up our internal manufacturing processes and capabilities and contract with CMOs to support our preclinical studies and clinical trials of our product candidates and make other capital expenditures to support our operations;

•	in-license or acquire the rights to other products, product candidates or technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel in research, manufacturing and regulatory and clinical development as well as management personnel; and
•	expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash and cash equivalents, together with the net proceeds from the IPO, will enable us to fund our operating expenses and capital expenditure requirements through 2020. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical and agricultural products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our clinical development and initial clinical trials for our CD19 program;
•	the progress, costs and results of our additional research and preclinical development programs;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•

the costs and timing of internal process development and manufacturing scale-up activities and contract with CMOs associated with our CD19 program and other programs we advance through preclinical and clinical development;

•	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•	the scope, progress, results and costs of any product candidates that we may derive from ARCUS or any other product candidates we may develop alone or with collaborators;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;

•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims; and

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates for which we or our collaborators obtain marketing approval.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity or debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements and marketing and/or distribution arrangements.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, product development and research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 28, 2019 (the “IPO Prospectus”).

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our IPO Prospectus. The Company has reviewed and determined that those critical accounting policies and estimates remain the Company’s critical accounting policies and estimates as of and for the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. The JOBS Act also exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $116.5 million, or 69.8% of our total assets, at March 31, 2019. Interest income earned on these assets was $0.6 million for the three months ended March 31, 2019. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At March 31, 2019, our cash equivalents consisted of money market funds and repurchase agreements that were collateralized by deposits in the form of government securities and obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us and we do not expect significant fluctuations in the future.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q. The occurrence of any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. We have never been profitable, and may never achieve or maintain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $31.8 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $116.0 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through private placements of our convertible preferred stock and our development and commercial license agreement dated February 24, 2016, as amended, with Les Laboratoires Servier, which we refer to as the Servier Agreement. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

All of our current or future product candidates will require substantial additional development time and resources before we may realize revenue from product sales, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our current research and development programs, including conducting laboratory, preclinical and greenhouse studies for product candidates;
•	initiate clinical or field trials for product candidates;
•	seek to identify, assess, acquire or develop additional research programs or product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any product candidates that may successfully complete development;
•	establish a sales, marketing and distribution infrastructure to commercialize any products that may obtain marketing approval;
•	further develop and refine the manufacturing process for our product candidates;
•	change or add additional manufacturers or suppliers of biological materials or product candidates;
•	validate a commercial-scale manufacturing facility compliant with current Good Manufacturing Practices, or cGMP;
•	further develop our genome editing technology;
•	acquire or in-license other technologies;
•	seek to attract and retain new and existing personnel;

•	expand our facilities; and
•	operate as a public company.

It will be several years, if ever, before we obtain regulatory approval for, and are ready for commercialization of, a therapeutic product candidate. Similarly, no product candidate from our food platform has advanced to field testing, and it will be several years, if ever, before we or our collaborators commercialize any such product candidate. New food and agriculture products using the precise breeding approach generally take approximately three to five years to develop. Even if a therapeutic product candidate receives regulatory approval or a food or agriculture product advances through commercialization, future revenues for such product candidate will depend upon many factors, such as, as applicable, the size of any markets in which such product candidate is approved for sale, the market share captured by such product candidate, including as a result of the market acceptance of such product candidate and the effectiveness of manufacturing, sales, marketing and distribution operations related to such product candidate, the terms of any collaboration or other strategic arrangement we may have with respect to such product candidate and levels of reimbursement from third-party payors. If we are unable to develop and commercialize one or more product candidates either alone or with collaborators, or if revenues from any product candidate that receives marketing approval or is commercialized are insufficient, we may not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and maintain profitability, the value of our common stock will be materially adversely affected.

We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.

The process of identifying product candidates and conducting preclinical or greenhouse studies and clinical or field trials is time consuming, expensive, uncertain and takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical or field trials of, and seek marketing approval for, product candidates. In addition, if any therapeutic product candidate that we develop alone or with collaborators obtains marketing approval, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution efforts. Furthermore, upon the closing of our IPO, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed, we may be forced to delay, reduce or eliminate current or future research programs, product development activities and/or commercialization efforts.

We expect that our existing cash and cash equivalents, together with the net proceeds from our IPO, will be sufficient to fund our expected operating expenses and capital expenditure requirements through 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. Our future capital requirements will depend on many factors, including:

•	the timing, scope, progress, costs, results and analysis of results of research activities, preclinical or greenhouse studies and clinical or field trials for any of our product candidates;
•	the costs of future activities, including product manufacturing, sales, marketing and distribution activities for any product candidates that receive regulatory approval;
•	the success of our existing collaborative relationships;
•	the extent to which we exercise any development or commercialization rights under collaborative relationships;
•	our ability to establish and maintain additional collaborative relationships on favorable terms, or at all;
•	the extent to which we expand our operations and the timing of such expansion, including with respect to facilities, employees and product development platforms;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other technologies or product candidates;
•	the extent to which we acquire or invest in other businesses;
•	the costs of operating as a public company; and
•	the amount of revenues, if any, received from commercial sales of any products that we develop alone or with collaborators that receive regulatory approval.

Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to obtain sufficient funding on a timely basis or on favorable terms, we may be required to significantly delay, reduce or eliminate one or more of our research or product development programs and/or commercialization efforts. We may also be unable to expand our operations or otherwise capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.

Raising additional capital may cause dilution to our stockholders restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. To the extent that we raise additional capital through debt financing, it would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. To the extent we raise additional capital through arrangements with collaborators or otherwise, we may be required to relinquish some of our technologies, research programs, product development activities, product candidates and/or future revenue streams, license our technologies and/or product candidates on unfavorable terms or otherwise agree to terms unfavorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance research programs, product development activities or product candidates.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We are a genome editing company with a limited operating history. We formed our company in 2006 and spent the first nine years of our company’s history developing and refining our core technology, and only during the past several years have we focused our efforts on advancing the development of product candidates.

Investment in biopharmaceutical and agricultural biotechnology product development is a highly speculative endeavor. It entails substantial upfront capital expenditures, and there is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our genome editing platform and the technologies we are using are new and unproven. We have not yet commenced human clinical trials for any of our product candidates, nor have we commenced field trials for any of our product candidates from our food platform. We have not yet demonstrated an ability to initiate or successfully complete any clinical or field trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

Additionally, we encounter risks and difficulties frequently experienced by new and growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of our technology, managing a complex regulatory landscape and developing new product candidates, which may make it more difficult to evaluate our likelihood of success. Our current operating model may require changes in order for us to adjust to these challenges or scale our operations efficiently. Our limited operating history, particularly in light of the rapidly evolving nature of the biopharmaceutical and agricultural biotechnology industries and the genome editing field, may make it difficult to evaluate our technology and business prospects or to predict our future performance. Additionally, due to the stage of our operations, we expect that our financial condition and operating results may fluctuate significantly from quarter to quarter as a result of many factors as we build our business, and you should not rely upon the results of any particular quarterly or annual period as indications of future operating performance.

We may expend our limited resources pursuing particular research programs or product candidates that may be less successful or profitable than other programs or product candidates.

Research programs to identify new product candidates and product development platforms require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs, product candidates or product development platforms that ultimately prove to be unsuccessful. Any time, effort and financial resources we expend on identifying and researching new product candidates and product development platforms may divert our attention from, and adversely affect our ability to continue, development and commercialization of existing research programs, product candidates and product development platforms. Clinical trials or field trials, as applicable, of any of our product candidates may never commence despite the expenditure of significant resources in pursuit of their development, and our spending on current and future research and development programs, product candidates and product development platforms may not yield any commercially viable products. As a result of having limited financial and managerial resources, we may forego or delay pursuit of opportunities that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Additionally, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We expect to take advantage of a Research and Development Tax Incentive program in Australia, which could be amended or changed.

We may be eligible to receive a financial incentive from the Australian government as part of its Research and Development Tax Incentive program, or R&D Tax Incentive program. The R&D Tax Incentive program is one of the key elements of the Australian government’s support for Australia’s innovation system and, if eligible, provides the recipient with a 43.5% refundable tax offset for research and development activities in Australia. There have been recent proposals to change the structure of the innovation and research and development funding landscape in Australia, which may impact the research and development tax incentive receivable for the 2019 financial year and beyond. There can be no assurance that we will qualify and be eligible for such incentives or that the Australian government will continue to provide incentives, offset, grants and rebates on similar terms or at all.

Risks Related to the Identification, Development and Commercialization of Our Product Candidates

ARCUS is a novel technology, making it difficult to predict the time, cost and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of any product candidates in humans.

Our success depends on our ability to develop and commercialize product candidates using our novel genome editing technology. The novel nature of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, preclinical or greenhouse studies and clinical or field trials. There have been a limited number of clinical trials of products created with genome editing technologies, none of which has utilized our technology, and no therapeutic product candidates created with other genome editing technologies have received marketing approval in the United States or Europe. Because our therapeutic research programs are all in research or preclinical stages, we have not yet been able to assess the safety or efficacy of any product candidates in humans. Current or future product candidates may not meet safety and efficacy requirements for continued development or ultimate approval in humans and may cause significant adverse events or toxicities. All of our product candidates are designed to act at the level of DNA, and because animal DNA differs from human DNA, it will be difficult for us to test our therapeutic product candidates in animal models for either safety or efficacy, and any testing that we conduct may not translate to their effects in humans. Moreover, animal models may not exist for some of the targets, diseases or indications that we intend to pursue. Similarly, we and our collaborators have not yet completed field trials for any agricultural product candidates created with our technology. Our product candidates may not be able to properly implement desired genetic edits with sufficient accuracy to be viable therapeutic or agricultural products, and there may be long-term effects associated with them that we cannot predict at this time. Any problems we experience related to the development of our genome editing technology or any of our or our collaborators’ research programs or product candidates may cause significant delays or unanticipated costs, and we may not be able to satisfactorily solve such problems. These factors may prevent us or our collaborators from completing our preclinical or greenhouse studies or any clinical or field trials that we or our collaborators may initiate, or profitably commercializing any product candidates on a timely basis, or at all. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process as we develop and prepare to commercialize product candidates. These factors make it more difficult for us to predict the time, cost and potential success of product candidate development. If our product development activities take longer or cost more than anticipated, or if they ultimately are not successful, it would materially adversely affect our business and results of operations.

The genome editing field is relatively new and evolving rapidly, and other existing or future technologies may provide significant advantages over our ARCUS platform, which could materially harm our business.

To date, we have focused our efforts on optimizing our proprietary genome editing technology and exploring its potential applications. ARCUS is a novel genome editing technology using sequence-specific DNA-cutting enzymes, or nucleases, that is designed to perform modifications in the DNA of living cells and organisms. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, transcription activator-like effector nucleases, or TALENs, and clustered regularly interspaced short palindromic repeats associated protein-9 nuclease, or CRISPR/Cas9, although none has obtained marketing approval for a product candidate developed using such technologies. Other genome editing technologies, or other existing or future technologies, may lead to the development of treatments or products that may be considered better suited for use in human therapeutics or agriculture, which could reduce or eliminate our commercial opportunity.

We are heavily dependent on the successful development and translation of ARCUS, and due to the early stages of our product development operations, we cannot give any assurance that any product candidates will be successfully developed and commercialized.

We are at an early stage of development of the product candidates currently in our programs and are continuing to develop our ARCUS technology. To date, we have invested substantially all of our efforts and financial resources to develop ARCUS and advance our current product development programs, including conducting preclinical studies and other early research and development activities, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop and, where applicable, obtain regulatory approval for, including marketing approval for, and then successfully commercialize, product candidates, either alone or with collaborators. We have not yet developed and commercialized any product candidates, and we may not be able to do so, alone or with collaborators.

Our research and development programs may not lead to the successful identification, development or commercialization of any products.

The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. With the exception of our CD19 product candidate, all current product candidates and product development programs are still in the discovery, preclinical or greenhouse stages. We may be unsuccessful in advancing those product candidates into clinical development or field trials or in identifying any developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:

•	the use of ARCUS may be ineffective in identifying additional product candidates;
•	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
•	we may not be able to enter into collaborative arrangements to facilitate development of product candidates;
•	competitors may develop alternatives that render our product candidates obsolete or less attractive;
•	our product candidates may be covered by third parties’ patents or other exclusive rights;
•	the regulatory pathway for a product candidate may be too complex, expensive or otherwise difficult to navigate successfully; or

•

our product candidates may be shown to not be effective, have harmful side effects or otherwise pose risks not outweighed by such product candidate’s benefits or have other characteristics that may make the products impractical to manufacture, unlikely to receive any required marketing approval, unlikely to generate sufficient market demand or otherwise not achieve profitable commercialization.

Even if we do commence clinical trials of product candidates and continue to identify new product candidates, such product candidates may never be approved. Failure to successfully identify and develop new product candidates and obtain regulatory approvals for our products would have a material adverse effect on our business and financial condition and could cause us to cease operations.

If our product candidates do not achieve projected development milestones or commercialization in the announced or expected timeframes, the further development or commercialization of such product candidates may be delayed, and our business will be harmed.

We sometimes estimate, or may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies or clinical or field trials, the submission of regulatory filings, the receipt of marketing approval or the realization of other commercialization objectives. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities and the receipt of key regulatory approvals or actions, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of the product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the trading price of our common stock may decline.

Adverse public perception of genome editing may negatively impact the developmental progress or commercial success of products that we develop alone or with collaborators.

The developmental and commercial success of our current product candidates, or any that we develop alone or with collaborators in the future, will depend in part on public acceptance of the use of genome editing technology for the prevention or treatment of human diseases or for application in food or agricultural products. Adverse public perception of applying genome editing technology for these purposes may negatively impact our ability to raise capital or enter into strategic agreements for the development of product candidates.

The commercial success of any food or agricultural products that we develop alone or with collaborators may be adversely affected by claims that biotechnology plant products are unsafe for consumption or use, pose risks of damage to the environment or create legal, social or ethical dilemmas. Additionally, the public may perceive any potential food or agricultural products created with ARCUS to constitute genetically modified organisms, or GMO, even if they do not constitute genetically modified organisms under relevant regulatory requirements, and may be unwilling to consume them because of negative opinions regarding consumption of genetically modified organisms. This may result in expenses, delays or other impediments to development programs in our food platform or the market acceptance and commercialization of any potential food or agricultural products.

Any therapeutic product candidates may involve editing the human genome. The commercial success of any such potential therapeutic products, if successfully developed and approved, may be adversely affected by claims that genome editing is unsafe, unethical or immoral. This may lead to unfavorable public perception and the inability of any therapeutic product candidates to gain the acceptance of the public or the medical community. Unfavorable public perceptions may also adversely impact our or our collaborators’ ability to enroll clinical trials for therapeutic product candidates. Moreover, success in commercializing any therapeutic product candidates that receive regulatory approval will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of such product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

Publicity of any adverse events in, or unfavorable results of, preclinical studies or clinical trials for any current or future product candidates, or with respect to the studies or trials of our competitors or of academic researchers utilizing genome editing technologies, even if not ultimately attributable to our technology or product candidates, could negatively influence public opinion. Negative public perception about the use of genome editing technology in human therapeutics and food or agricultural products, whether related to our technology or a competitor’s technology, could result in increased governmental regulation, delays in the development and commercialization of product candidates or decreased demand for the resulting products, any of which may have a negative impact on our business and financial condition.

Interim “top-line” and preliminary data from studies or trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim “top-line” or preliminary data from preclinical or greenhouse studies or clinical or field trials. Interim data are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business prospects.

We face significant competition in industries experiencing rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop product candidates or treatments that are safer or more effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any of our product candidates.

The development and commercialization of new drug products is highly competitive, and the genome editing field is characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We will face competition with respect to our current and future therapeutic product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products.

Competition for improving plant genetics comes from conventional and advanced plant breeding techniques, as well as from the development of advanced biotechnology traits. Other potentially competitive sources of improvement in crop yields include improvements in crop protection chemicals, fertilizer formulations, farm mechanization, other biotechnology and information management. Programs to improve genetics and crop protection chemicals are generally concentrated within a relatively small number of large companies, while non-genetic approaches are underway with a broader set of companies.

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. We principally compete with others developing and utilizing genome editing technology in the human health and plant sciences sectors, including companies such as Cellectis S.A., CRISPR Therapeutics, AG, Editas Medicine, Inc., Intellia Therapeutics, Inc. and Sangamo Therapeutics, Inc. Several companies, including Novartis Pharmaceuticals Corp. and Gilead Sciences, Inc., or Gilead, have obtained FDA approval for autologous immunotherapies, and a number of companies, including Cellectis S.A., Celgene Corp., Allogene Therapeutics and CRISPR Therapeutics AG, are pursuing allogeneic immunotherapies. We expect that our operations focused on developing products for in vivo gene correction will face substantial competition from others focusing on gene therapy treatments, especially those that may focus on conditions that our product candidates target. Moreover, any human therapeutics products that we develop alone or with collaborators will compete with existing standards of care for the diseases and conditions that our product candidates target and other types of treatments, such as small molecule, antibody or protein therapies. Our competitors in the agricultural biotechnology space include Pairwise Plants, LLC, Caribou Biosciences, Inc., Corteva Agriscience, Tropic Biosciences UK LTD, Calyxt, Inc., Benson Hill Biosystems, and Cibus.

Many of our current or potential competitors, either alone or with their collaborators, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical or greenhouse testing, conducting clinical or field trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and agricultural biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products we develop alone or with collaborators or that would render any such products obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we or our collaborators may obtain approval for any that we develop, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we or our collaborators may not be successful in marketing any product candidates we may develop against competitors. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we develop alone or with collaborators.

Our future profitability, if any, depends in part on our and our collaborators’ ability to penetrate global markets, where we would be subject to additional regulatory burdens and other risks and uncertainties associated with international operations that could materially adversely affect our business.

Our future profitability, if any, will depend in part on our ability and the ability of our collaborators to commercialize any products that we or our collaborators may develop in markets throughout the world. Commercialization of products in various markets could subject us to risks and uncertainties, including:

•	obtaining, on a country-by-country basis, the applicable marketing authorization from the competent regulatory authority;
•	the burden of complying with complex and changing regulatory, tax, accounting, labor and other legal requirements in each jurisdiction that we or our collaborators pursue;
•	reduced protection for intellectual property rights;
•	differing medical and agricultural practices and customs affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	governmental controls, trade restrictions or changes in tariffs;
•	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers;
•	foreign currency exchange rate fluctuations;
•	foreign reimbursement, pricing and insurance regimes; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

We have no prior experience in these areas, and our collaborators may have limited experience in these areas. Failure to successfully navigate these risks and uncertainties may limit or prevent market penetration for any products that we or our collaborators may develop, which would limit their commercial potential and our revenues.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any products that we develop alone or with collaborators.

We face an inherent risk of product liability and professional indemnity exposure related to the testing in clinical or field trials of our product candidates. We will face an even greater liability risk if we commercially sell any products that we or our collaborators may develop for human use or consumption. Manufacturing defects, errors in product distribution or storage processes, improper administration or application and known or unknown side effects of product usage may result in liability claims against us or third parties with which we have relationships. These actions could include claims resulting from acts by our collaborators, licensees and subcontractors over which we have little or no control.

For example, our liability could be sought by patients participating in clinical trials for potential therapeutic product candidates as a result of unexpected side effects, improper product administration or the deterioration of a patient’s condition, patient injury or even death. Criminal or civil proceedings might be filed against us by patients, regulatory authorities, biopharmaceutical companies and any other third party using or marketing any product candidates or products that we develop alone or with collaborators. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend ourselves against claims that product candidates or products we develop alone or with collaborators caused harm, we could incur substantial liabilities.

Regardless of merit or eventual outcome, liability claims may result in:

•	significant time and costs to defend the related litigation;
•	injury to our reputation and significant negative media attention;
•	diversion of management’s attention from pursuing our strategy;
•	withdrawal of clinical trial participants;
•	delay or termination of clinical trials;
•	decreased demand for any products that we develop alone or with collaborators;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to further develop or commercialize any products.

Although the clinical trial process is designed to identify and assess potential side effects, clinical development does not always fully characterize the safety and efficacy profile of a new medicine, and it is always possible that a drug or biologic, even after regulatory approval, may exhibit unforeseen side effects. If our product candidates were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates. If any of our product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of such products. We could be adversely affected if we are subject to negative publicity associated with illness or other adverse effects resulting from patients’ use or misuse of such products or any similar products distributed by other companies.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we begin clinical trials and if we or our collaborators successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liabilities to which we may become subject.

Additional Risks Related to the Identification, Development and Commercialization of Our Therapeutic Product Candidates

The regulatory landscape that will apply to development of therapeutic product candidates by us or our collaborators is rigorous, complex, uncertain and subject to change, which could result in delays or termination of development of such product candidates or unexpected costs in obtaining regulatory approvals.

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory agency may not be indicative of what any other regulatory agency may require for approval, and there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, in addition to the submission of an investigational new drug application, or IND, to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials for cell therapy products and gene therapy had historically been    subject to review by the Recombinant DNA Advisory Committee, or the RAC, of the National Institutes of Health, or NIH, Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Following an initial review, RAC members would make a recommendation as to whether the protocol raises important scientific, safety, medical, ethical or social issues that warrant in-depth discussion at the RAC’s quarterly meetings. Even though the FDA decides whether individual cell therapy or gene therapy protocols may proceed under an IND, the RAC’s recommendations were shared with the FDA and the RAC public review process, if undertaken, could delay the initiation of a clinical trial, even if the FDA had reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on clinical hold even if the RAC provided a favorable review or has recommended against an in-depth, public review.

On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH has announced that it will no longer accept new human gene transfer protocols for review as part of the protocol registration process under the existing NIH Guidelines or convene the RAC to review individual clinical protocols. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as otherwise set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Even though we may not be required to submit a protocol for our gene therapy product candidates through the NIH for RAC review, we will still be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.

The same applies in the European Union, or the EU. The European Medicines Agency, or the EMA, has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to evaluate the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for product candidates created with novel genome editing technology such as ours can be more lengthy, rigorous and expensive than the process for other better known or more extensively studied product candidates and technologies. Since we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. This may be a particularly significant risk for many of the genetically defined diseases for which we may develop product candidates alone or with collaborators due to small patient populations for those diseases, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies.

Changes in applicable regulatory guidelines may lengthen the regulatory review process for our product candidates, require additional studies or trials, increase development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of such product candidates, or lead to significant post-approval limitations or restrictions. Additionally, adverse developments in clinical trials conducted by others of gene therapy products or products created using genome editing technology, such as products developed through the application of a CRISPR/Cas9 technology, or adverse public perception of the field of genome editing, may cause the FDA, the EMA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing genome editing technologies, either of which could materially harm our business. Furthermore, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the development or commercialization of current or future product candidates.

As we advance product candidates alone or with collaborators, we will be required to consult with these regulatory and advisory groups and comply with all applicable guidelines, rules and regulations. If we fail to do so, we or our collaborators may be required to delay or terminate development of such product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a product candidate to    market could decrease our ability to generate sufficient product revenue to maintain our business.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We and any collaborators are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. The time required to obtain approval by the FDA, the EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, we have not submitted a biologics license application, or BLA, or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We and any collaborators must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
•

we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we or our collaborators may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies;

•	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with collaborators; and
•

the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS. Regulatory authorities may not approve the price we or our collaborators intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Clinical trials are difficult to design and implement, expensive, time-consuming and involve an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.

Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. To date, neither we nor our collaborators have initiated any clinical trials for any product candidates. We do not know whether planned clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:

•	the inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;
•	applicable regulatory authorities disagreeing as to the design or implementation of the clinical trials;
•	obtaining regulatory authorization to commence a trial;
•

reaching an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining IRB approval at each site;
•	developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
•

insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

•	recruiting and retaining enough suitable patients to participate in a trial;
•	having enough patients complete a trial or return for post-treatment follow-up;
•	adding a sufficient number of clinical trial sites;
•	inspections of clinical trial sites or operations by applicable regulatory authorities, or the imposition of a clinical hold;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	the inability to demonstrate the efficacy and benefits of a product candidate;
•	discovering that product candidates have unforeseen safety issues, undesirable side effects or other unexpected characteristics;
•	addressing patient safety concerns that arise during the course of a trial;
•	receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial;
•	non-compliance with applicable regulatory requirements by us or third parties or changes in such regulations or administrative actions;
•

suspensions or terminations by IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities due to a number of factors, including those described above;

•	third parties being unable or unwilling to satisfy their contractual obligations to us; or
•	changes in our financial priorities, greater than anticipated costs of completing a trial or our inability to continue funding the trial.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Additionally, we or our collaborators may experience unforeseen events during or resulting from clinical trials that could delay or prevent receipt of marketing approval for or commercialization of product candidates. For example, clinical trials of product candidates may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs. Regulators may also revise the requirements for approving the product candidates, or such requirements may not be as we anticipate. If we or our collaborators are required to conduct additional clinical trials or other testing of product candidates beyond those that we or our collaborators currently contemplate, if we or our collaborators are unable to successfully complete clinical trials or other testing of such product candidates, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	incur unplanned costs;
•	be delayed in obtaining or fail to obtain marketing approval for product candidates;
•	obtain marketing approval in some countries and not in others;
•	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;
•	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing requirements;
•	be subject to changes in the way the product is administered;

•	have regulatory authorities withdraw or suspend their approval of the product or impose restrictions on its distribution;
•	be sued; or
•	experience damage to our reputation.

If we or our collaborators experience delays in the commencement or completion of our clinical trials, or if we or our collaborators terminate a clinical trial prior to completion, we may experience increased costs, have difficulty raising capital and/or be required to slow down the development and approval process timelines.

Furthermore, the product candidates that are the subject of such trials may never receive regulatory approval, and their commercial prospects and our ability to generate product revenues from them could be impaired or not realized at all.

Any product candidates that we or our collaborators may develop will be novel and may be complex and difficult to manufacture, and if we experience manufacturing problems, it could result in delays in development and commercialization of such product candidates or otherwise harm our business.

Our product candidates involve or will involve novel genome editing technology and will require processing steps that are more complex than those required for most small molecule drugs, resulting in a relatively higher manufacturing cost. Moreover, unlike small molecules, the physical and chemical properties of biologics generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that such product will perform in the intended manner. Although we intend to employ multiple steps to control the manufacturing process, we may experience manufacturing issues with any of our product candidates that could cause production interruptions, including contamination, equipment or reagent failure, improper installation or operation of equipment, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error, disruptions in the operations of our suppliers, inconsistency in cell growth and variability in product characteristics. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable standards or specifications with consistent and acceptable production yields and costs. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which such product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Our manufacturing process for any allogeneic CAR T cell product candidate that we develop alone or with collaborators will be susceptible to product loss or failure due to logistical issues associated with the collection of white blood cells, or starting material, from healthy third-party donors, shipping such material to the manufacturing site, ensuring standardized production batch-to-batch in the context of mass production, freezing the manufactured product, shipping the final product globally and infusing patients with such product. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory.

As product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, we expect that various aspects of the development program, such as manufacturing methods, may be altered along the way in an effort to help optimize processes and results. Such changes carry the risk that they will not achieve the intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of future clinical trials or our reliance on results of trials that have previously been conducted using the product candidate in its previous form. If the manufacturing process is changed during the course of product development, we or our collaborators may be required to repeat some or all of the previously conducted trials or conduct additional bridging trials, which could increase our costs and delay or impede our ability to obtain marketing approval.

We expect our manufacturing strategy for one or more of our product candidates may involve the use of contract manufacturing organizations, or CMOs, as well as establishing our own capabilities and infrastructure, including a manufacturing facility. We believe that development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes and help us achieve better long-term margins. We have no experience in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of, and are currently completely dependent on, our contract manufacturing partners for compliance with cGMP, for the manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-

overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

The FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any product that may receive approval together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us or our collaborators to delay product launches or clinical trials, which could be costly to us and otherwise harm our business. Problems in our manufacturing process also could restrict our or our collaborators’ ability to meet market demand for products.

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development opportunities.

We will rely on donors of T cells to manufacture product candidates from our allogeneic CAR T immunotherapy platform, and if we do not obtain an adequate supply of T cells from qualified donors, development of those product candidates may be adversely impacted.

We are developing a pipeline of allogeneic T cell product candidates that are engineered from healthy donor T cells, which vary in type and quality. This variability in type and quality of a donor’s T cells makes producing standardized product candidates more difficult and makes the development and commercialization pathway of those product candidates more uncertain. We have developed a screening process designed to enhance the quality and consistency of T cells used in the manufacture of our CAR T cell product candidates. If we are unable to identify and obtain T cells from donors that satisfy our criteria in sufficient quantity, to obtain such cells in a timely manner or to address variability in donor T cells, development of our CAR T cell product candidates may be delayed or there may be inconsistencies in the product candidates we produce, which could negatively impact development of such product candidates, harm our reputation and adversely impact our business and prospects.

Delays in completing the manufacturing facility we are building or failure to achieve operating efficiencies from it may require us to devote additional resources and management time to manufacturing operations and may delay our product development timelines.

We have leased approximately 17,300 square feet of space for our manufacturing facility at a location approximately seven miles from our headquarters in Durham, North Carolina, at which we intend to establish and equip a manufacturing facility compliant with cGMP. We may face delays in the completion of the manufacturing facility and cannot guarantee that this facility will be available for manufacturing beginning with our BCMA product candidate. In addition, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. Should we fail to comply with cGMP requirements, the opening of our manufacturing facility will be delayed. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

In order to complete our planned manufacturing facility, we may be forced to devote greater resources and management time than anticipated, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate our manufacturing processes. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from the new facility, which may negatively affect our product development timeline or result in difficulties in maintaining compliance with applicable regulatory requirements.

Any such problems could result in the delay, prevention or impairment of clinical development and commercialization of our product candidates.

We or our collaborators may experience delays or difficulties in enrolling patients in clinical trials, which could delay or prevent receipt of regulatory approvals.

We or our collaborators may not be able to initiate or continue clinical trials on a timely basis or at all for any product candidates we or our collaborators identify or develop if we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in the trials as required by applicable regulations or as needed to provide appropriate statistical power for a given trial. Additionally, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as one or more of our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in our competitors’ clinical trials.

Patient enrollment may also affected by many factors, including:

•	severity and difficulty of diagnosing of the disease under investigation;
•	size of the patient population and process for identifying subjects;
•	eligibility and exclusion criteria for the trial in question;
•	our or our collaborators’ ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	design of the trial protocol;
•	availability and efficacy of approved medications or therapies, or other clinical trials, for the disease or condition under investigation;
•	perceived risks and benefits of the product candidate under trial or testing, or of the application of genome editing to human indications;
•	availability of genetic testing for potential patients;efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	ability to obtain and maintain subject consent;
•	risk that enrolled subjects will drop out before completion of the trial;
•	ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

We expect that some of our product candidates will focus on rare genetically defined diseases with limited patient pools from which to draw for enrollment in clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. In addition to the factors identified above, patient enrollment in any clinical trials we or our collaborators may conduct may be adversely impacted by any negative outcomes our competitors may experience, including adverse side effects, clinical data showing inadequate efficacy or failures to obtain regulatory approval.

Furthermore, our or our collaborators’ ability to successfully initiate, enroll and conduct a clinical trial outside the United States is subject to numerous additional risks, including:

•	difficulty in establishing or managing relationships with CROs and physicians;
•	differing standards for the conduct of clinical trials;
•	differing standards of care for patients with a particular disease;

•	an inability to locate qualified local consultants, physicians and partners; and
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.

Enrollment delays in clinical trials may result in increased development costs for any of our product candidates, which may cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct clinical trials as  planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which may have an adverse effect on our results of operations and prospects.

Results of preclinical studies and early clinical trials of product candidates may not be predictive of results of later studies or trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results from later preclinical studies or clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks at later stages of development after achieving positive results in early stages of development, and we may face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. The use of our genome editing technology in our product candidates has never undergone testing in humans and has only been tested in a limited manner in animals, and results from animal studies may not be predictive of clinical trial results. Even if any product candidates progress to clinical trials, these product candidates may fail to show the safety and efficacy in clinical development required to obtain regulatory approval, despite the observation of positive results in animal studies. Our or our collaborators’ failure to replicate positive results from early research programs and preclinical or greenhouse studies may prevent us from further developing and commercializing those or other product candidates, which would limit our potential to generate revenues from them and harm our business and prospects.

For the foregoing reasons, we cannot be certain that any ongoing or future preclinical studies or clinical trials will be successful. Any safety or efficacy concerns observed in any one of our preclinical studies or clinical trials in a targeted area could limit the prospects for regulatory approval of product candidates in that and other areas, which could have a material adverse effect on our business and prospects.

If any of our product candidates do not work as intended or cause undesirable side effects, it could hinder or prevent receipt of regulatory approval or realization of commercial potential for them or our other product candidates and could substantially harm our business.

Our product candidates may be associated with off-target editing or other serious adverse events, undesirable side effects or unexpected characteristics. Results of clinical trials could reveal severe or recurring side effects, toxicities or unexpected events, including death. Off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. In those instances where we also provide a segment of DNA, it is possible that following off-target cut events, such DNA could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There may also be delayed adverse events following exposure to therapeutics made with genome editing technologies due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. In addition to serious adverse events or side effects caused by product candidates we develop alone or with collaborators, the administration process or related procedures may also cause undesirable side effects. Any side effects may not be appropriately recognized or managed by the treating medical staff. We or our collaborators expect to have to train medical personnel using any product candidates we may develop to understand the side effect profiles for our clinical trials and upon any commercialization of such product candidates. Inadequate training in recognizing or managing the potential side effects of such product candidates could result in patient injury or death.

If any such events occur, clinical trials or commercial distribution of any product candidates or products we develop alone or with collaborators could be suspended or terminated, and our business and reputation could suffer substantial harm. Treatment-related side effects could affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us or our collaborators to cease further development of, deny approval of or require us to cease selling any product candidates or products for any or all targeted indications. If we or our collaborators elect, or are required, to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated.

Additionally, if we successfully develop a product candidate alone or with collaborators and it receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators. Such identification could also have several additional significant negative consequences, such as:

•	regulatory authorities may suspend, withdraw or limit approvals of such product, or seek an injunction against its manufacture or distribution;
•

regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we may be required to change the way a product is administered or conduct additional trials;
•	the product may become less competitive;
•	we or our collaborators may decide to remove the product from the marketplace;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	we could be sued and be held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us or our collaborators from achieving or maintaining market acceptance of any potential product.

We are subject to federal, state and non-U.S. healthcare and privacy laws and regulations relating to our business, and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.

Our business operations, as well as our current and anticipated future arrangements with investigators, healthcare professionals, consultants, third-party payors, customers and patients, expose or will expose us to broadly applicable foreign, federal, and state fraud and abuse and other healthcare and privacy laws and regulations. These laws constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any potential products for which we may obtain marketing approval. Such laws include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a U.S. healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the U.S. federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

U.S. federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, prohibits, among other things, individuals and entities from knowingly presenting, or causing to be presented, to the U.S. government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government;

•

the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•

the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the Centers for Medicare and Medicaid Services, or CMS, ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and non-U.S. laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws which require the registration of pharmaceutical sales representatives; state and non-U.S. laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; state and non-U.S., enacted and proposed, laws and regulations regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the EU General Data Protection Regulation 2016/679 and the California Consumer Protection Act); and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages,   monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

We have received orphan drug designation for PBCAR0191 for the treatment of ALL and we may seek orphan drug designation for some or all of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, which may negatively impact our ability to develop or obtain regulatory approval for such product candidates and may reduce our revenue if we obtain such approval.

We may seek orphan drug designation for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a biologics license application, or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. We have received orphan drug designation in the United States for PBCAR0191 for the treatment of ALL. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Even if we or our collaborators obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Exclusive marketing rights in the United States may be limited if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if we or our collaborators are unable to manufacture sufficient supply of the product.

Similarly, in Europe, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products that are intended for a life-threatening or chronically debilitating condition and either (1) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (2) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment. Moreover, in order to obtain orphan designation in the EU it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and applicants can benefit from specific regulatory assistance and scientific advice. Products receiving orphan designation in the EU can receive 10 years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. However, the 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation—for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the first applicant consents to a second orphan medicinal product application; or
•	the first applicant cannot supply enough orphan medicinal product.

If we or our collaborators do not receive or maintain orphan drug designation for product candidates for which we seek such designation, it could limit our ability to realize revenues from such product candidates.

We may seek fast-track designation for some or all of our product candidates, but we may not receive such designation, and even if we do, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We may seek fast-track designation and review for some or all of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA fast track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. Thus, even if we or our collaborators believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Moreover, even if we do receive fast track designation, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from the clinical development program.

If the product candidates that we or our collaborators may develop receive regulatory approval in the United States or another jurisdiction, they may never receive approval in other jurisdictions, which would limit market opportunities for such product candidate and adversely affect our business.

Approval of a product candidate in the United States by the FDA or by the requisite regulatory agencies in any other jurisdiction does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions. The approval process varies among countries and may limit our or our collaborators’ ability to develop, manufacture, promote and sell product candidates internationally. Failure to obtain marketing approval in international jurisdictions would prevent the product candidates from being marketed outside of the jurisdictions in which regulatory approvals have been received. In order to market and sell product candidates in the EU and many other jurisdictions, we and our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may involve additional preclinical studies or clinical trials both before and after approval. In many countries, any product candidate for human use must be approved for reimbursement before it can be approved for sale in that country. In some cases, the intended price for such product is also subject to approval. Further, while regulatory approval of a product candidate in one country does not ensure approval in any other country, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. If we or our collaborators fail to comply with the regulatory requirements in international markets or to obtain all required marketing approvals, the target market for a particular potential product will be reduced, which would limit our ability to realize the full market potential for the product and adversely affect our business.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any product candidates we or our collaborators develop and may adversely affect the prices for such product candidates.

In the United States and certain non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our or our collaborators’ ability to profitably sell any product candidates that obtain marketing approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our product candidates, the Affordable Care Act establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; increases in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, extends manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, expands eligibility criteria for Medicaid programs, expansion of the entities eligible for discounts under the Public Health program, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and creates a licensure framework for follow-on biologic products.

At this time, we are unsure of the full impact that the Affordable Care Act will have on our business. There have been judicial and political challenges to certain aspects of the Affordable Care Act. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. Tax legislation enacted on December 22, 2017 entitled “an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, Pub.L. 115–97,” or the Tax Cuts and Jobs Act of 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, in July 2018, the CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or repeal and replace other elements of the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products, some of which are included in the Trump administration’s budget proposal for fiscal year 2019.

Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has begun the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these, and other potential, proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal, or the framework for certain patients with life-threatening diseases or conditions to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we or our collaborators may receive for any approved or cleared product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, any of our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Even if we obtain regulatory approval for any products that we develop alone or with collaborators, such products will remain subject to ongoing regulatory requirements, which may result in significant additional expense.

Even if products we develop alone or with collaborators receive regulatory approval, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, among  other things. Any regulatory approvals received for such products may also be subject to limitations on the approved indicated uses for which they may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance studies. For example, the holder of an approved BLA in the United States is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. Similarly, in the EU, pharmacovigilance obligations are applicable to all medicinal products. In addition to those, holders of a marketing authorization for gene or cell therapy products must detail, in their application, the measures they envisage to ensure follow-up of the efficacy and safety of these products. In cases of particular concern, marketing authorization holders for gene or cell therapy products in the EU may be required to design a risk management system with a view to identifying, preventing or minimizing risks and may be obliged to carry out post-marketing studies. In the United States, the holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Similar provisions apply in the EU. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Similarly, in the EU any promotion of medicinal products is highly regulated and, depending on the specific jurisdiction involved, may require prior vetting by the competent national regulatory authority.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, our collaborators or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory agency may impose restrictions relative to that product, the manufacturing facility or us or our collaborators, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

Moreover, if any of our product candidates are approved, our product labeling, advertising, promotion and distribution will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling.

If we or our collaborators fail to comply with applicable regulatory requirements following approval of any potential products we may develop, authorities may:

•	issue an untitled enforcement letter or a warning letter asserting a violation of the law;
•	seek an injunction, impose civil and criminal penalties, and impose monetary fines, restitution or disgorgement of profits or revenues;
•	suspend or withdraw regulatory approval;
•	suspend or terminate any ongoing clinical trials or implement requirements to conduct post-marketing studies or clinical trials;
•	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our collaborators;

•	restrict the labeling, marketing, distribution, use or manufacturing of products;
•	seize or detain products or otherwise require the withdrawal or recall of products from the market;
•	refuse to approve pending applications or supplements to approved applications that we or our collaborators submit;
•	refuse to permit the import or export of products; or
•	refuse to allow us or our collaborators to enter into government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our or our collaborators’ ability to commercialize products and our ability to generate revenues.

In addition, the FDA’s policies, and policies of foreign regulatory agencies, may change, and additional regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. For example, in December 2016, the 21st Century Cures Act, or the Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of biologics and spur innovation, but its ultimate implementation is unclear. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements, or if we or our collaborators are unable to maintain regulatory compliance, marketing approval that has been obtained may be lost and we may not achieve or sustain profitability.

Even if any product we develop alone or with collaborators receives marketing approval, such product may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

The commercial success of any potential therapeutic products we develop alone or with collaborators will depend upon their degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Even if any potential therapeutic products we develop alone or with collaborators receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of any product we develop alone or with collaborators, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product as demonstrated in clinical trials;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved by FDA, the EMA or other regulatory authorities;
•	product labeling or product insert requirements of the FDA, the EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	public attitudes regarding genome editing technologies;
•	our and any collaborators’ ability to educate the medical community about the safety and effectiveness of the product;
•

the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, as well as their willingness to accept a therapeutic intervention that involves the editing of the patient’s genome;

•	the potential and perceived advantages compared to alternative treatments;

•	convenience and ease of administration compared to alternative treatments;
•	any restrictions on the use of such product together with other treatments or products;
•	market introduction of competitive products;
•	publicity concerning such product or competing products and treatments;
•	the ability to offer such product for sale at a competitive price; the strength of marketing and distribution support; and
•	sufficient third-party coverage and adequate reimbursement.

If any products we develop alone or with collaborators do not achieve an adequate level of acceptance, we may not generate significant product revenues, and we may not become profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we develop alone or with collaborators, the commercialization of such products may not be successful if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biopharmaceutical or other commercial products. To achieve commercial success for any approved products for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing and commercial support infrastructure to sell, or participate in sales activities with  our collaborators for, certain product candidates if and when they are approved.

There are risks involved with both establishing our own commercial capabilities and entering into  arrangements with third parties to perform these services. For example, restricted or closed distribution channels may make it difficult to distribute products to segments of the patient population, and the lack of complementary medicines to be offered by sales personnel may put us at a competitive disadvantage relative to companies with more extensive product lines.

Recruiting and training a sales force or reimbursement specialists are expensive and time consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our commercialization personnel. Factors that may inhibit our efforts to commercialize products on our own include:

•	unforeseen costs and expenses associated with creating an independent commercialization organization;
•

our inability to recruit, train, retain and effectively manage adequate numbers of effective sales, marketing, customer service and other support personnel, including for reimbursement or medical affairs;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future medicines; and
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors.

If we choose to enter into arrangements with third parties to perform sales, marketing, commercial support or distribution services, we may not be successful in entering into such arrangements or may be unable to do so on terms that are favorable to us. Entering into such third-party arrangements may subject us to a variety of risks, including:

•	product revenues or profitability to us being lower than if we were to market and sell any products we or our collaborators may develop ourselves;
•	our inability to exercise direct control over sales and marketing activities and personnel;

•

failure of the third parties to devote necessary resources and attention to, or other inability to, sell and market any products we or our collaborators may develop; potential disputes with third parties concerning sales and marketing expenses, calculation of royalties and sales and marketing strategies; and

•	unforeseen costs and expenses associated with sales and marketing.

If we do not establish effective commercialization capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates that may receive approval.

If the market opportunities for any products we develop alone or with collaborators are smaller than our estimates, or if we are unable to successfully identify enough patients, our revenues may be adversely affected.

We focus some of our research and product development on treatments for rare genetic diseases. Our and our collaborators’ projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we may develop, are based on estimates. These estimates may prove to be incorrect, and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with products that we may develop alone or with collaborators, or may become increasingly difficult to identify or gain access to, any of which would decrease our ability to realize revenue from any such products for such diseases.

The successful commercialization of potential products will depend in part on the extent to which governmental authorities and health insurers establish coverage, and the adequacy of reimbursement levels and pricing policies, and failure to obtain or maintain coverage and adequate reimbursement for any potential products that may receive approval, could limit marketability of those products and decrease our ability to generate revenue.

The availability of coverage and adequacy of reimbursement by government healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors is essential for most patients to be able to afford prescription medications such as the potential therapeutic products we develop alone or with collaborators. The ability to achieve acceptable levels of coverage and reimbursement for any potential products that may be approved by governmental authorities will have an effect on our and our collaborators’ ability to successfully commercialize such products. Even if products we develop alone or with collaborators obtain coverage by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. If coverage and reimbursement in the United States, the EU or elsewhere is not available for any products we develop alone or with collaborators that may be approved, or any reimbursement that may become available is decreased or eliminated in the future, we and our collaborators may be unable to commercialize such products.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved drugs and biologics. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for any product that we develop alone or with collaborators.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us or our collaborators to provide scientific and clinical support for the use of any potential products that may be approved to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice. Obtaining coverage and adequate reimbursement for products we develop alone or with collaborators may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. In certain instances, payors may not separately reimbursement for the product itself, but only for the treatments or procedures in which such product is used. A decision by a third-party payor not to cover or separately reimburse for products that we develop alone or with collaborators or procedures using such products, could reduce physician utilization of any such products that may receive approval.

Third-party payors are increasingly challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. If approved, it is possible that a third-party payor may consider any products that we develop alone or with collaborators as substitutable and only offer to reimburse patients for the less expensive product. Pricing of existing third-party therapeutics may limit the amount we will be able to charge for any products that may receive approval even if we or our collaborators show improved efficacy or improved convenience of administration such products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in the product. If reimbursement is not available or is available only at limited levels, we or our collaborators may not be able to successfully commercialize any of the products that we develop, even if approved, and we may not be able to obtain a satisfactory financial return on them. Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for any products we develop alone or with collaborators that may receive approval. We expect to experience pricing pressures in connection with the sale of any products that may receive approval due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and elsewhere have and will continue to put pressure on the pricing and usage of any products we develop alone or with collaborators that may receive approval. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits.

Additional international price controls or other changes in pricing regulation could restrict the amount that we or our collaborators are able to charge for products that we develop that may receive approval. Accordingly, in markets outside the United States, the reimbursement for such products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

If we are successful in achieving regulatory approval to commercialize any biologic product candidate we develop alone or with collaborators, it may face competition from biosimilar products. In the United States, our product candidates are regulated by the FDA as biologic products subject to approval under the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or the BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product may not be submitted until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years after the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for biological product candidates.

We believe that any of our product candidates that are approved as biological products under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider such product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our or our collaborators’ reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain marketing approval for biosimilars referencing any products that we develop alone or with collaborators that may be approved, such products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences.

Additional Risks Related to the Identification, Development and Commercialization of Our Food and Agricultural Product Candidates

The regulatory landscape that may govern any potential food or agricultural products that we or our collaborators may develop is uncertain and may adversely impact the development and commercialization activities of our food platform.

In the United States, the United States Department of Agriculture, or the USDA, regulates, among other things, the introduction (including the importation, interstate movement or release into the environment) of organisms and products altered or produced through genetic engineering determined to be plant pests or for which there is reason to believe are plant pests. Such organisms and products are considered “regulated articles.” However, a petitioner may submit a request for a determination by the USDA of “nonregulated status” for a particular article. A petition for determination of nonregulated status must include detailed information, including relevant experimental data and publications, field trial reports and a description of the genotypic differences between the regulated article and the nonmodified recipient organism, among other things. Neither we nor, to our knowledge, our collaborators have obtained a determination from the USDA that any product candidates are not “regulated articles” under these regulations. We cannot predict whether the USDA, advocacy groups or other third parties will contend that these products are regulated articles. The USDA’s regulations also require that companies obtain a permit or file a notification before engaging in the introduction (including the importation, interstate movement or release into the environment such as in field trials) of “regulated articles.”

Additionally, a change in the way the USDA interprets its regulations, or a change in its regulations, could subject our or our collaborators’ products to more burdensome regulations, thereby substantially increasing the time and costs associated with developing product candidates. Complying with the USDA’s Part 340 regulations, including permitting requirements, is a costly, time-consuming process and could delay or prevent the commercialization of any potential food or agricultural products we or our collaborators may develop.

Any potential food or agricultural products that we or our collaborators develop may also be subject to extensive FDA food product regulations. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act, or the FDCA, any substance that becomes or is reasonably expected to become a component of food is a food additive and is therefore subject to FDA premarket review and approval, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use (generally recognized as safe, or GRAS), or unless the use of the substance is otherwise excluded from the definition of a food additive, and any food that contains an unsafe food additive is considered adulterated under section 402(a)(2)(C) of the FDCA. The FDA may classify some or all of the potential food or agricultural products that we or our collaborators may develop as containing a food additive that is not GRAS or otherwise determine that such products contain significant compositional differences from existing plant products that require further review. Such classification would cause these potential products to require pre-market approval, which could delay the commercialization of these products. In addition, the FDA is currently evaluating its approach to the regulation of gene-edited plants. For example, on January 19, 2017, the FDA issued a notice in the Federal Register requesting public comment on the use of genome editing techniques to produce new plant varieties that are used for human or animal food or foods that are derived from such new plant varieties produced using genome editing. Among other things, the notice asked for data and information in response to questions about the safety of foods from gene-edited plants, such as whether categories of gene- edited plants present food safety risks different from other plants produced through traditional plant breeding. If the FDA enacts new regulations or policies with respect to gene-edited plants, such policies could result in additional compliance costs and delay or even prevent the commercialization of any of our product candidates, which could negatively affect our profitability. Any delay in the regulatory consultation process, or a determination that any potential products we or our collaborators may develop do not meet regulatory requirements by the FDA or other regulators, could cause a delay in, or prevent, the commercialization of our products, which may lead to reduced acceptance by the public and an increase in competitor products that may directly compete with ours, or could otherwise negatively impact our business, prospects and results of operations.

On May 4, 2018, the USDA issued a proposed rule implementing the National Bioengineered Food Disclosure Standard, with a proposed compliance date of January 1, 2020. Under this proposed rule, the label of a bioengineered, or BE, food must include a disclosure that the food is a BE food or contains a BE ingredient, with certain exceptions. This proposed rule defines BE food as “a food that contains genetic material that was has been modified through in vitro recombinant deoxyribonucleic acid, or DNA, techniques and for which the modification could not otherwise be obtained through conventional breeding or found in nature,” except in the case of an incidental additive present in food at an insignificant level and that does not have any technical or functional effect in the food. If this proposed rule is passed and products developed by our collaborators based on our ARCUS technology are required to be labeled “BE,” consumer perception of these products may be adversely affect.

In the EU, genetically modified foods, or GM foods, can only be authorized for sale on the market once they have been subject to rigorous safety assessments. The procedures for evaluation and authorization of GM foods are governed by Regulation (EC) 1829/2003 on GM food and feed and Directive 2001/18/EC on the release of genetically modified organisms, or GMOs, into the environment. If the GMO is not to be used in food or feed, then an application must be made under Directive 2001/18/EC. If the GMO is to be used in food or feed (but it is not grown in the EU) then a single application for both food and feed purposes under Regulation 1829/2003 should be made. If the GMO is used in feed or food and it is also grown in the EU, an application for both cultivation and food/feed purposes needs to be carried out under Regulation (EC) 1829/2003. A different EU regulation, Regulation (EC) 1830/2003, regulates the labeling of products that contain GMOs that are placed on the EU market. Directive 2001/18/EC was amended by Directive (EU) 2015/412 which gives EU Member States more flexibility to allow, restrict or prohibit growing GMOs in their territory, on a range of environmental grounds, even if such crops were previously authorized at EU level. Under Directive 2015/412, EU Member State restrictions or prohibitions can only cover cultivation, and not the free circulation and import of genetically modified seeds and plant propagation material, and should be in conformity with the internal market rules of the EU Treaties. In March 2018, the Commission adopted Commission Directive (EU) 2018/350 amending Directive 2001/18/EC as regards the environmental risk assessment of GMOs. This measure aims to bring the assessment of the environmental risk of GM foods in the EU up to date with developments in scientific knowledge and technical progress. Member States have to transpose the Directive by September 29, 2019.

Further EU level legislation on GM foods includes Directive 2009/41/EC on contained use of genetically modified micro-organisms and Regulation (EC) 1946/2003 on transboundary movements of GMOs.

We cannot predict whether or when any governmental authority will change its regulations with respect to any potential food or agricultural products that we develop alone or with collaborators. Advocacy groups have engaged in publicity campaigns and filed lawsuits in various countries against companies and regulatory authorities seeking to halt biotechnology approval activities or influence public opinion against genetically engineered products. In addition, governmental reaction to negative publicity concerning genetically edited agricultural products could result in greater regulation of genetic research and derivative products or regulatory costs that render our or our collaborators’ development of potential food or agricultural products cost prohibitive. Our collaborators may use or integrate our products or technology into other products in ways that could subject those collaborators or products to additional regulation.

The overall agricultural industry is susceptible to agricultural price changes, and we may be exposed to risks from changes in commodity prices.

Changes in the prices of agricultural products could result in changes in demand for and prices of food and agricultural products that we or our collaborators may develop. We may be susceptible to these changes as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations, subsidies or market export tariffs. If demand for agricultural products that we or our collaborators may develop is negatively impacted, our potential revenues under collaboration agreements for such products may decline, which could adversely affect our results of operations.

The successful commercialization of any food or agricultural products we develop will depend in part on our collaborators’ ability to produce high-quality plants and seeds cost-effectively on a large scale and to accurately forecast demand for such potential products, and they may be unable to do so.

The production of commercial-scale quantities of food or agricultural products or seeds for them requires the multiplication of the plants or seeds through a succession of plantings and seed harvests. The cost-effective production of high-quality, high-volume quantities of such products or seeds may depend in part on our collaborators’ abilities to scale production processes to produce plants and seeds in sufficient quantity to meet demand. Our collaborators’ existing or future plant and seed production techniques may not enable timely meeting of large-scale production goals cost-effectively for any potential food or agricultural products that we and our collaborators may develop. Although we have worked with some of the largest plant biotechnology companies to edit gene targets and develop potential product candidates in a variety of crop plants, no commercial food or agricultural products have ever been developed using our technology.

In addition, because of the length of time it takes to produce commercial quantities of marketable plants and seeds, our collaborators will need to make seed production decisions well in advance of food product sales. The ability to accurately forecast demand can be adversely affected by a number of factors outside of their control, including changes in market conditions, environmental factors, such as pests and diseases, and adverse weather conditions.

The commercial success of any consumer-centric food or agricultural products that we or our collaborators may develop is reliant on the needs of food manufacturers and the recognition of shifting consumer preferences.

The commercial success of any consumer-centric products depends in part on the ability of the food manufacturer to accurately determine the shifting needs and desires of the ultimate consumer. We will not control the marketing, distribution labeling or any other aspects of the sale and commercialization of the manufacturers’ food products. Consumer preferences may be a significant driver in the success of food manufacturers in their efforts to sell food and agricultural products, including products that we or our collaborators may develop. While current trends indicate that consumer preferences may be moving towards “healthier” options, we cannot predict whether such trends will continue or which types of food products will be demanded by consumers in the future. Additionally, as health and nutritional science continues to progress, consumer perception of what foods, nutrients and ingredients are considered “healthy” may shift. We and our collaborators may not be dynamic enough in responding to consumer trends and creating products that will be demanded by consumers in the future. In addition, if consumer demand is lower than our estimates or those of our collaborators, our ability to realize revenues from potential food or agricultural products may be limited.

Failure by our collaborators to successfully recognize consumer trends could lower demand for potential food or agricultural products that we or our collaborators may develop, which could harm our business, results of operations and financial condition.

Some of the potential food products we develop alone or with collaborators may be distributed into markets or countries in which they have not received regulatory approval, which may result regulatory challenges or lawsuits.

The scale of the agricultural industry may make it difficult to monitor and control the distribution of any potential food products that we develop alone or with collaborators. As a result, such products may be sold inadvertently within jurisdictions where they are not approved for distribution. Such sales may lead to regulatory challenges or lawsuits against us, which could result in significant expenses and divert our management’s attention, which could harm our business, results of operations and financial condition.

Risks Related to Our Reliance on Third Parties

We have entered into significant arrangements with collaborators and expect to depend on collaborations with third parties for certain research, development and commercialization activities, and if any such collaborations are not successful, it may harm our business and prospects.

We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. For example, we are party to the Servier Agreement, pursuant to which we are focused on research and development of allogeneic CAR T cell therapies for up to six oncology targets that utilize or incorporate our genome editing technologies, and we are also party to a collaboration with Gilead focused on research and development of therapeutic product candidates for the treatment of Hepatitis B using ARCUS nucleases. In addition, our food platform is based on a consumer-centric model, whereby our research and development activities and potential revenues are based on the needs and commercial success of our collaborators. For example, we are a party to a commercial license agreement with Cargill focused on targeting and modifying certain genes related to saturated oil production in canola plants. Our likely collaborators for other product research and development arrangements include large and mid-size pharmaceutical and biotechnology companies biotechnology and food, beverage, nutrition and agricultural biotechnology companies, and our likely collaborators for other technology research and development arrangements include universities and other research institutions.

Working with collaborators poses several significant risks. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the product candidates or technologies we may seek to develop with them. A variety of factors may impact resource allocation decisions of collaborators, such as study or trial results, changes in the collaborator’s strategic focus, turnover in personnel responsible for the development activities, financial capacity or external factors such as a business combination or change in control that diverts resources or creates competing priorities. Collaboration agreements may not lead to development or commercialization of product candidates or the development of technologies in the most efficient manner or at all. Resource allocation and other developmental decisions made by our collaborators may result in the delay or termination of research programs, studies or trials, repetition of or initiation of new studies or trials or provision of insufficient funding or resources for the completion of studies or trials or the successful marketing and distribution of any product candidates that may receive approval. Collaborators could independently develop, or develop with third parties, product candidates or technologies that compete directly or indirectly with our product candidates or technologies if the collaborators believe that competitive products or technologies are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours. Collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. Disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization activities or that result in costly litigation or arbitration that diverts management attention and resources.

Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. If our collaborations do not result in the successful development and commercialization of product candidates or technologies, or if one of our collaborators terminates its agreement with us, we may not receive any future funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates or technologies could be delayed, and we may need additional resources to develop such product candidates or technologies. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators and may need to raise additional capital to pursue further development or commercialization of the applicable product candidates or technologies. These events could delay development programs and negatively impact the perception of our company in business and financial communities. Failure to develop or maintain relationships with any current collaborators could result in the loss of opportunity to work with that collaborator or reputational damage that could impact our relationships with other collaborators in the relatively small industry communities in which we operate. Moreover, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators. If our existing collaboration agreements or any collaborative or strategic relationships we may establish in the future are not effective and successful, it may damage our reputation and business prospects, delay or prevent the development and commercialization of product candidates and inhibit or preclude our ability to realize any revenues.

If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our research, development and commercialization plans.

Our research and product development programs and the potential commercialization of any product candidates we develop alone or with collaborators will require substantial additional cash to fund expenses, and we expect that we will continue to seek collaborative arrangements with others in connection with the development and potential commercialization of current and future product candidates or the development of ancillary technologies. We face significant competition in establishing relationships with appropriate collaborators. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include, among other things and as applicable for the type of potential product or technology, an assessment of the opportunities and risks of our technology, the design or results of studies or trials, the likelihood of approval, if necessary, by the USDA, the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and technologies and industry and market conditions generally.

Current or future collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. Additionally, we may be restricted under existing collaboration agreements from entering into future agreements on certain terms or for certain development activities with potential collaborators. For example, we have granted exclusive rights or options to Servier and Gilead for certain targets, and during the terms of our respective collaboration agreements with them we will be restricted from granting rights to other parties to use our ARCUS technology to pursue potential products that address those targets. Similarly, our collaboration agreements have in the past and may in the future contain non-competition provisions that could limit our ability to enter into strategic collaborations with future collaborators.

Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we do enter into additional collaboration agreements, the negotiated terms may force us to relinquish rights that diminish our potential profitability from development and commercialization of the subject product candidates or others. If we are unable to enter into additional collaboration agreements, we may have to curtail the research and development of the product candidate or technology for which we are seeking to collaborate, reduce or delay research and development programs, delay potential commercialization timelines, reduce the scope of any sales or marketing activities or undertake research, development or commercialization activities at our own expense. If we elect to increase our expenditures to fund research, development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all.

We expect to rely on third parties to conduct, supervise and monitor our clinical trials and some aspects of our research and preclinical testing, and if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or otherwise perform in a satisfactory manner, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.

We may rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct preclinical studies and future clinical trials for our product candidates. Nevertheless, we will be responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on such third parties will not relieve us of our regulatory responsibilities.

Although we intend to design the trials for our product candidates either alone or with collaborators, third parties may conduct all of the trials. As a result, many important aspects of our research and development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future studies and trials will also result in less direct control over the management of data developed through studies and trials than would be the case if we were relying entirely upon our own staff.

Communicating with outside parties can also be challenging, potentially leading to mistakes and difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities, become financially distressed or form relationships with other entities, some of which may be our competitors. We also face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs or other third parties, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. For any violations of laws and regulations during the conduct of our preclinical studies and future clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we, our collaborators, our CROs or other third  parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We also are required to register certain ongoing clinical trials and post the results of such completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

If our CROs or other third parties do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, trials for product candidates may be extended, delayed or terminated, and we or our collaborators may not be able to obtain regulatory approval for, or successfully commercialize, any product candidate that we develop. If we are required to repeat, extend the duration of or increase the size of any trials we conduct, it could significantly delay commercialization and require significantly greater expenditures. As a result of any of these factors, our financial results and the commercial prospects for any product candidate that we or our collaborators may develop would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We expect to rely on third parties to supply raw materials or manufacture product supplies that are necessary for the conduct of preclinical studies, clinical trials and manufacturing of our product candidates, and failure by third parties to provide us with sufficient quantities of products, or to do so at acceptable quality levels or prices and on a timely basis, could harm our business.

We are dependent on third parties for the supply of various biological materials, such as cells, cytokines and antibodies, and the manufacture of product supplies, such as media, plasmids, mRNA and AAV viral vectors, that are necessary to produce our product candidates. The supply of these materials could be reduced or interrupted at any time. In such case, identifying and engaging an alternative supplier or manufacturer could result in delay, and we may not be able to find other acceptable suppliers or manufacturers on acceptable terms, or at all. Switching suppliers or manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines. If we change suppliers or manufacturers for commercial production, applicable regulatory agencies may require us to conduct additional studies or trials. If key suppliers or manufacturers are lost, or if the supply of the materials is diminished or discontinued, we or our collaborators may not be able to develop, manufacture and market product candidates in a timely and competitive manner, or at all. If any of our product candidates receives approval, we will likely need to seek alternative sources of supply of raw materials or manufactured product supplies and there can be no assurance that we will be able to establish such relationships to provide such supplies on commercially reasonable terms or at acceptable quality levels, if at all. If we are unable to identify and procure additional sources of supply that fit our required needs, we could face substantial delays or incur additional costs in procuring such materials. In addition, manufactured product supplies are subject to stringent manufacturing processes and rigorous testing. Delays in the completion and validation of facilities and manufacturing processes of these materials could adversely affect the ability to complete studies or trials and commercialize any product candidates that may receive approval. Furthermore, if our suppliers or manufacturers encounter challenges relating to employee turnover, the supply and manufacturing of our materials could be delayed or adversely affected as such parties seek to hire and train new employees. These factors could cause the delay of studies or trials, regulatory submissions, required approvals or commercialization of product candidates that we or our collaborators may develop, cause us to incur higher costs and prevent us from commercializing products successfully. Furthermore, if our suppliers or manufacturers fail to meet contractual requirements, and we are unable to secure one or more replacements capable of production at a substantially equivalent cost, our or our collaborators’ studies or trials may be delayed and we could lose potential revenue.

We may rely on third parties for at least a portion of the manufacturing process of product candidates, and failure by those parties to adequately perform their obligations could harm our business.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing  facility and expect that we may rely on outside vendors for at least a portion of the manufacturing process of product candidates that we or our collaborators may develop. The facilities used by our contract manufacturers to manufacture product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. To the extent that we or our collaborators engage third parties for manufacturing services, we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing providers for compliance with cGMP requirements for manufacture of the product candidates. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in products that are safe and effective. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market any of our or our collaborators’ potential products.

Risks Related to Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights, and our proprietary rights do not necessarily address all potential threats to our competitive advantage.

Our commercial success depends upon obtaining and maintaining proprietary rights to our intellectual property estate, including rights relating to ARCUS and to our product candidates, as well as successfully defending these rights against third-party challenges and successfully enforcing these rights to prevent third-party infringement. We will only be able to protect ARCUS and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them. Our ability to obtain and maintain patent protection for ARCUS and our product candidates is uncertain due to a number of factors, including that:

•	we may not have been the first to invent the technology covered by our pending patent applications or issued patents;
•

we may not be the first to file patent applications covering product candidates, including their compositions or methods of use, as patent applications in the United States and most other countries are confidential for a period of time after filing;

•	our compositions and methods may not be patentable;
•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•	any or all of our pending patent applications may not result in issued patents;
•	others may independently develop identical, similar or alternative technologies, products or compositions or methods of use thereof;
•	others may design around our patent claims to produce competitive technologies or products that fall outside of the scope of our patents;
•	we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection;
•	we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;
•	any patents issued to us may not provide a basis for commercially viable products, may not provide any competitive advantages or may be successfully challenged by third parties;
•	others may identify prior art or other bases upon which to challenge and ultimately invalidate our patents or otherwise render them unenforceable; and
•

the growing scientific and patent literature relating to engineered endonucleases, including our own patents and publications, may make it increasingly difficult or impossible to patent new engineered nucleases in the future.

Even if we have or obtain patents covering ARCUS or any product candidates or compositions, we and our collaborators may still be barred from making, using and selling such product candidates or technologies because of the patent rights of others. Others may have filed, and in the future may file, patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully develop any product candidates or to successfully commercialize any approved products alone or with collaborators. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that we or our collaborators may infringe. These patent applications may have priority over patent applications filed by us.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Furthermore, we cannot guarantee that any patents will be issued from any pending or future owned or licensed patent applications. Thus, even if our patent applications issue as patents, they may not issue in a form that will provide us with meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. In addition, third parties may be able to develop products that are similar to, or better than, ours in a way that is not covered by the claims of our patents, or may have blocking patents that could prevent us from marketing our products or practicing our own patented technology. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Without patent protection for current or future product candidates, we may be open to competition from generic versions of such potential products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to those we or our collaborators may develop.

Obtaining and maintaining a patent portfolio entails significant expense, including periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and patent applications. These expenditures can be at numerous stages of prosecuting patent applications and over the lifetime of maintaining and enforcing issued patents. We may or may not choose to pursue or maintain protection for particular intellectual property in our portfolio. If we choose to forgo patent protection or to allow a patent application or patent to lapse purposefully or inadvertently, our competitive position could suffer. Furthermore, we employ reputable law firms and other professionals to help us comply with the various procedural, documentary, fee payment and other similar provisions we are subject to and, in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which failure to make certain payments or noncompliance with certain requirements in the patent process can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Legal action that may be required to enforce our patent rights can be expensive and may involve the diversion of significant management time. There can be no assurance that we will have sufficient financial or other resources to file and pursue infringement claims, which typically last for years before they are concluded. In addition, these legal actions could be unsuccessful and result in the invalidation of our patents, a finding that they are unenforceable or a requirement that we enter into a licensing agreement with or pay monies to a third party for use of technology covered by our patents. We may or may not choose to pursue litigation or other actions against those that have infringed on our patents, or have used them without authorization, due to the associated expense and time commitment of monitoring these activities. If we fail to successfully protect or enforce our intellectual property rights, our competitive position could suffer, which could harm our results of operations.

Many biotechnology companies and academic institutions are currently pursuing a variety of different nuclease systems for genome engineering, such a TAL endonucleases, zinc-finger nucleases, and CRISPR/Cas9 nucleases, and the use of those nucleases in cancer immunotherapy, gene therapy and genome editing. Although those nucleases are physically and chemically different from our ARCUS nucleases, those companies and institutions   may seek patents that broadly cover aspects of cancer immunotherapy, gene therapy and genome editing using nucleases generally. Such patents, if issued, valid and enforceable, could prevent us from marketing our product candidates, if approved, practicing our own patented technology, or might require us to take a license which might not be available on commercially reasonable terms or at all. While we expect that we will continue to be able to patent our ARCUS nucleases for the foreseeable future, as the scientific and patent literature relating to engineered endonucleases increases, including our own patents and publications, it may become more difficult or impossible to patent new engineered endonucleases in the future.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. We may need to outsource and rely on third parties for many aspects of the development, sales and marketing of any products covered under our current and future license agreements. Delay or failure by these third parties could adversely affect the continuation of our license agreements with our licensors. If we fail to comply with any of our obligations under these agreements, or we are subject to a bankruptcy, our licensors may have the right to terminate the license, in which event we would not be able to market any products covered by the license.

In addition, disputes may arise regarding the payment of the royalties due to licensors in connection with our exploitation of the rights we license from them. Licensors may contest the basis of royalties we retained and claim that we are obligated to make payments under a broader basis. In addition to the costs of any litigation we may face as a result, any legal action against us could increase our payment obligations under the respective agreement and require us to pay interest and potentially damages to such licensors.

In some cases, patent prosecution of our licensed technology is controlled solely by the licensor. If such licensor fails to obtain and maintain patent or other protection for the proprietary intellectual property we license from such licensor, we could lose our rights to such intellectual property or the exclusivity of such rights, and our competitors could market competing products using such intellectual property. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we or our collaborators may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. In other cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners.

For example, our license agreement with Duke University, or Duke, which we refer to as the Duke License, imposes various payment, royalty and other obligations on us in order to maintain the license. If we fail to make royalty payments or milestone payments required under the Duke License, Duke may terminate the agreement. If we or our affiliates obtain a license from a third party to practice the Duke technology, we must use commercially reasonable efforts to secure a covenant not to sue Duke, or any of its faculty, students, employees or agents, for any research and development efforts conducted at Duke that resulted in the creation of any of its inventions or intellectual property rights arising therefrom. Additionally, because development of the Duke technology was funded in part by the U.S. government, it is subject to certain government rights and obligations, including the requirement that any products sold in the United States based upon such technology be substantially manufactured in the United States.

In addition, our cross-license agreement with Cellectis, or the Cellectis License, imposes various obligations on us in order to maintain the license. In particular, if we participate in or provide assistance to a third party challenging the validity, enforceability and/or patentability of any claim of any patent licensed to us by Cellectis under this agreement, Cellectis may terminate the agreement. The Cellectis License does not provide exclusive rights to use the licensed intellectual property and technology or rights in all relevant fields in which we may wish to develop or commercialize our technology and products in the future. As a result, we are not able to prevent competitors from developing and commercializing competitive products and technology that may use this technology. Additionally, we do not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license from Cellectis. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained and defended in a manner consistent with the best interests of our business. If Cellectis or other licensors fail to prosecute, maintain, enforce and defend the patents subject to such licenses, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

If we fail to comply with our obligations under the Duke License or the Cellectis License, or arrangements with any other licensors, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could materially adversely affect the value of any such product candidate. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

Disputes may arise regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the amounts of royalties, milestones or other payments due to our licensors;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and
•	the priority of invention of patented technology.

Such disputes may be costly to resolve and may divert management’s attention away from day-to-day activities. If disputes over intellectual property that we have licensed from third parties prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we or our collaborators may be unable to successfully develop and commercialize the affected product candidates.

Some of our in-licensed intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.

Certain intellectual property rights that have been in-licensed pursuant to the Duke License have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that (1) adequate steps have not been taken to commercialize the invention,

(2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the licensor fails to disclose the invention to  the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States, and the Duke License requires that we comply with this requirement. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture the products substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our owned or licensed future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our product candidates, thereby potentially extending the term of marketing exclusivity for such product candidates, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. In the European Union, our product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.

The patent positions of biopharmaceutical and biotechnology companies and other actors in our fields of business can be highly uncertain and typically involve complex scientific, legal and factual analyses. In particular, the interpretation and breadth of claims allowed in some patents covering biopharmaceutical compositions may be uncertain and difficult to determine, and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The standards of the United States Patent and Trademark Office, or the USPTO, and its foreign counterparts are sometimes uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference or derivation proceedings, and U.S. patents may be subject to reexamination proceedings, post-grant review and/or inter partes review in the USPTO. International patents may also be subject to opposition or comparable proceedings in the corresponding international patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, derivation, reexamination, post-grant review, inter partes review and opposition proceedings may be costly.

Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

Furthermore, even if not challenged, our patents and patent applications may not adequately protect our technology and any product candidates or products that we develop alone or with collaborators or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to product candidates or potential products is threatened, it could dissuade companies from collaborating with us to develop, and could threaten our or their ability to successfully commercialize, such product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO in order to determine who was the first to invent any of the subject matter covered by such patent claims.

In addition, changes in, or different interpretations of, patent laws in the United States and other countries may permit others to use our discoveries or to develop and commercialize our technology and product candidates or products without providing any compensation to us, or may limit the scope of patent protection that we are able to obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights.

If the patent applications we hold or have in-licensed with respect to our current and future research and development programs and product candidates fail to issue, if their validity, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our technology or any products and product candidates that we or our collaborators may develop, it could dissuade companies from collaborating with us to develop product candidates, encourage competitors to develop competing products or technologies and threaten our or our collaborators’ ability to commercialize future product candidates. Any such outcome could have a material adverse effect on our business.

Third parties may assert claims against us alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to defend or enforce our patents, either of which could result in substantial costs or loss of productivity, delay or prevent the development and commercialization of product candidates, prohibit our use of proprietary technology or sale of potential products or put our patents and other proprietary rights at risk.

Our commercial success depends in part upon our ability to develop, manufacture, market and sell product candidates without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical, biotechnology and agricultural biotechnology industries is common, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding international patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the biotechnology, agricultural biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous United States, EU and other internationally issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates, and as the biotechnology, agricultural biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties. For example, we are aware of certain patents held by third parties relating to the modification of T cells, including the production of CAR T cells. Although conducting clinical trials and other development activities with respect to our CAR T product candidates is not considered an act of infringement in the United States, if and when any of our CAR T product candidates may be approved by the FDA, those third parties may seek to enforce their patents by filing a patent infringement lawsuit against us. As a result of any patent infringement claims, or in order to avoid any potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require payment of substantial royalties or fees, or require us to grant a cross- license under our intellectual property rights, similar to the cross license we granted Cellectis as part of our patent litigation settlement. These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we or our collaborators could be prevented from commercializing one or more product candidates, or forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly. We or our collaborators might also be forced to redesign or modify our technology or product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible. Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Further, if a patent infringement suit is brought against us, our collaborators or our third-party service providers, our development, manufacturing or sales activities relating to the product or product candidate that is the subject of the suit may be delayed or terminated. In addition, defending such claims has in the past and may in the future cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages if we are found to be infringing a third party’s patent rights. These damages potentially include increased damages and attorneys’ fees if we are found to have infringed such rights willfully. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. In addition, if the breadth or strength of protection provided by the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

We have been and may in the future be subject to third-party claims and similar adversarial proceedings or litigation in other jurisdictions regarding our infringement of the patent rights of third parties. Even if such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our or our collaborators’ ability to further develop or commercialize the applicable product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our technologies, compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to prohibit our use of those technologies, compositions, formulations, methods of treatment, prevention or use or other technologies, effectively blocking our or our collaborators’ ability to develop and commercialize the applicable product candidate until such patent expires or is finally determined to be invalid or unenforceable or unless we or our collaborators obtain a license.

Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays or prohibit us from manufacturing, marketing or otherwise commercializing our products, services and technology. Any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operation, financial condition or cash flows.

If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering our technology or a product candidate, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States and Europe, defendant counterclaims alleging invalidity or unenforceability are common. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Third parties might allege unenforceability of our patents because during prosecution of the patent an individual connected with such prosecution withheld relevant information, or made a misleading statement. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution, but that an adverse third party may identify and submit in support of such assertions of invalidity. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or product candidates. Our patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors view these announcements in a negative light, the price of our common stock could be adversely affected. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings.

Developments in patent law could have a negative impact on our business.

From time to time, the United States Supreme Court, or the Supreme Court, other federal courts, the United States Congress, or Congress, the USPTO and similar international authorities may change the standards of patentability, and any such changes could have a negative impact on our business. For example, the America Invents Act, or the AIA, which was passed in September 2011, resulted in significant changes to the U.S. patent system. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. Circumstances could prevent us from promptly filing patent applications on our inventions.

The AIA limited where a patentee may file a patent infringement suit and provided opportunities for third parties to challenge any issued patent in the USPTO. Those provisions apply to all of our U.S. patents, regardless of when issued. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. These provisions could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents.

Additionally, the Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, and there are other open questions under patent law that courts have yet to decisively address. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of our patents and patent applications. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but the complexity and uncertainty of European patent laws has also increased in recent years. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

If we were unable to protect the confidentiality of our trade secrets and enforce our intellectual property assignment agreements, our business and competitive position would be harmed.

In addition to patent protection, because we operate in the highly technical field of development of product candidates and products using genome editing, we rely significantly on trade secret protection in order to protect our proprietary technology and processes. Trade secrets are difficult to protect. Our policy is to enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, these agreements may be held unenforceable and may not effectively assign intellectual property rights to us. If our trade secrets and other unpatented or unregistered proprietary information are disclosed, we are likely to lose such trade secret protection.

In addition, certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, agreements with third parties typically restrict the ability of such third parties to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified period of time in order to secure our intellectual property rights arising from the arrangement. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We also conduct joint research and product development activities that may require us to share trade secrets under the terms of our research and development collaborations or similar agreements. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not provide adequate protection for our proprietary information. For example, our security measures may not prevent an employee or consultant with authorized access from misappropriating our trade secrets and providing them to a competitor, and the recourse we have available against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Furthermore, our proprietary information may be independently developed by others in a manner that could prevent legal recourse by us. Competitors could purchase any products we may develop and commercialize and attempt to reverse engineer and replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights or design around our protected technology. In addition, our key employees, consultants, suppliers or other individuals with access to our proprietary technology and know-how may incorporate that technology and know-how into projects and inventions developed independently or with third parties. As a result, disputes may arise regarding the ownership of the proprietary rights to such technology or know-how, and any such dispute may not be resolved in our favor. If any of our confidential or proprietary information, including our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed and such disclosure or misappropriation could have a material adverse effect on our business.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In-licensing patents covering product candidates in all countries throughout the world may similarly be prohibitively expensive, if such opportunities are available at all. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

We generally apply for patents in those countries where we intend to make, have made, use, offer for sale or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection.

However, we do not seek protection in all countries where we sell products and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date.

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but where our ability to enforce our patent rights is not as strong as in the United States. These products may compete with any products that we or our collaborators may develop, and our patents or other intellectual property rights may not be effective or sufficient to prevent such competition. The laws of some other countries do not protect intellectual property rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biopharmaceuticals or biotechnologies. As a result, many companies have encountered significant difficulties in protecting and defending intellectual property rights in certain jurisdictions outside the United States. Such issues may make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many other countries, including countries in the EU, have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents and could limit our potential revenue opportunities. Accordingly, our and our licensors’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Furthermore, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, subject our patents to the risk of being invalidated or interpreted narrowly, subject our patent applications to the risk of not issuing or provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded to us, if any, may not be commercially meaningful, while the damages and other remedies we may be ordered to pay such third parties may be significant. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

We have rights, through licenses from third parties and under patents that we own, to the intellectual property to develop the product candidates we are currently developing alone or with collaborators. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, product candidates may require specific formulations to work effectively and efficiently, and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies, or companies that have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive to develop or commercialize product candidates. These established companies may have a competitive advantage over us due to their size and greater cash resources and clinical development and commercialization capabilities. We may not be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding product candidates that we may seek to acquire.

For example, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the strategic alliance. Regardless of such right of first negotiation, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us, and the institution may license such intellectual property rights to third parties, potentially blocking our ability to pursue our development and commercialization plans.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license to us intellectual property rights that we require in order to successfully develop and commercialize potential products. We also may be unable to obtain such a license or assignment on terms that would allow us to make an appropriate return on our investment. In either event, our business and prospects for growth could suffer.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We may not be able to protect our rights to our trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights and other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Risks Related to Our Organization, Structure and Operations

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2019, we had 146 employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors.

Management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources from other projects, such as the development of product candidates. If we are not able to effectively manage the expansion of our operations, it may result in weaknesses in our infrastructure, increase our expenses more than expected, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity. Our future financial performance, ability to successfully commercialize any of our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

We may engage in transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into transactions to acquire or in-license rights to product candidates, products or technologies or to acquire other businesses. If we do identify suitable candidates, we may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions or in-licenses may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or in-license, which may negatively impact our financial condition and restrict our operations, or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the sellers of the acquired business. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and nondisruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or in-licenses or the effect that they might have on our operating results.

Our future success depends on our ability to retain our Chief Executive Officer, Chief Scientific Officer, Chief Technology Officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams, including Matthew Kane, our Chief Executive Officer, Derek Jantz, our Chief Scientific Officer, and Jeff Smith, our Chief Technology Officer. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time upon thirty days’ written notice. We maintain a $1 million “key man” life insurance policy for our benefit on each of the lives of Drs. Jantz and Smith, but not on the lives of any of our other team members. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and, if we retain commercialization responsibility for any product candidate we develop alone or with collaborators, sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms or at all given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, integrate, motivate and retain additional skilled and qualified personnel, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices, including establishing and maintaining proper and effective internal control over financial reporting.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the reporting requirements thereunder, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations, including requirements related to the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly, and increase demand on our systems and resources.

When we no longer qualify as an emerging growth company, legal, accounting and other expenses are expected to further increase.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second annual report following the completion of our IPO. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will further increase our costs and expenses. If we fail to implement the requirements of Section 404 of the Sarbanes-Oxley Act in the required timeframe, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, our investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain an effective internal control system could also restrict our future access to the capital markets.

Our business and operations would suffer in the event of system failures or security breaches.

Despite the implementation of security measures, our computer systems, as well as those of third parties with which we have relationships, are vulnerable to damage from computer viruses, unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures. While we do not believe that we have experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or their operations, it could result in delays and/or material disruptions of our research and development programs. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.

The U.S. federal and various state and foreign governments have enacted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and U.S. federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data. In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and  personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our and our collaborators’ security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, breaches due to employee error, technical vulnerabilities, malfeasance or other disruptions. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors or other organizations with which we have formed strategic relationships. Although, to our knowledge, neither we nor any such third parties have experienced any material security breach, and even though we may have contractual protections with such third parties, any such breach could compromise our or their networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, notifications, follow-up actions related to such a security breach or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant costs, including regulatory penalties, fines and legal expenses, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation and cause a loss of confidence in us and our or such third parties’ ability to conduct clinical trials, which could adversely affect our reputation and delay our research and development programs.

We or third parties with whom we have relationships may be adversely affected by natural or manmade disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural or manmade disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged our infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time, and our research and development activities could be setback or delayed. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation and cause a loss of confidence in us and our or third parties’ ability to conduct clinical trials, which could adversely affect our reputation and delay our research and development programs.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. If we obtain marketing approval for any product candidates that we or our collaborators may develop, we intend to acquire insurance coverage to include the sale of commercial products, but we may be unable to obtain such insurance on commercially reasonable terms or in adequate amounts. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and clinical trials or regulatory approvals for any of our product candidates could be suspended. We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, our board committees or as our executive officers.

Insurance coverage is becoming increasingly expensive, and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. We do not know if we will be able to maintain existing insurance with adequate levels of coverage, and any liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. A successful liability claim or series of claims brought against us could require us to pay substantial amounts and cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates that we or our collaborators may develop.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines  in economic growth, increases in unemployment rates and uncertainty about economic stability, and similar deterioration in the credit and financial markets and confidence in economic conditions may occur in the future. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or others with whom we have strategic relationships may not survive any difficult economic times, which could directly affect our ability to attain our operating goals.

As of March 31, 2019, we had cash and cash equivalents of $116.5 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash and cash equivalents since March 31, 2019, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

If we or any of our contract manufacturers or other suppliers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur significant costs.

We and any of our contract manufacturers and suppliers are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies (under which we currently have an aggregate of approximately $10 million in coverage) specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals for any product candidate we develop alone or with collaborators could be suspended, which could have a material adverse effect on our business and financial condition.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws, regulations and permitting requirements, and any third-party contract manufacturers and  suppliers we engage will also be subject to such current and future regulations and requirements. These current or future laws, regulations and permitting requirements may impair our research, development or production efforts. Failure to comply with these laws, regulations and permitting requirements, either by us or by any third-party contract manufacturers and suppliers we engage, also may result in substantial fines, penalties or other sanctions or business disruption.

Our business operations, including our current and future relationships with third parties, will expose us to penalties for potential misconduct or improper activity, including non-compliance with regulatory standards and requirements.

Complex laws constrain our business and the financial arrangements and relationships through which we conduct our operations, including how we may research, market, sell and distribute product candidates alone or with collaborators. We are exposed to the risk of fraud or other misconduct by our employees, consultants and collaborators and, if we or our collaborators commence clinical trials and proceed to commercialization, our principal investigators and commercial partners, as well as healthcare professionals, third-party payors, patient organizations and customers. For example, misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, false and/or misleading statements, corruption of government officials, self- dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing, promotion, sales commission and customer incentive programs and other business arrangements. Such misconduct also could involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in preclinical studies or clinical trials, illegal misappropriation of study materials or other property, or improper interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our or our collaborators’ reputations.

Ensuring that our internal operations and current and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government- funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to similar penalties, such as criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent such activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with applicable laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of any of the penalties discussed above and have a significant impact on our business and financial condition.

The recently passed Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation, known as the Tax Cuts and Job Act of 2017, or the Tax Act, that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our business and financial condition could be adversely affected. In addition, it is unknown if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We are subject to complex tax rules relating to our business, and any audits, investigations or tax proceedings could have a material adverse effect on our business, results of operations and financial condition.

We are subject to income and non-income taxes in the United States. Income tax accounting often involves complex issues, and judgment is required in determining our provision for income taxes and other tax liabilities. We recently formed a subsidiary in Australia and may operate in other non-US jurisdictions in the future. We could become subject to income and non-income taxes in non-US jurisdictions as well. In addition, many jurisdictions have detailed transfer pricing rules, which require that all transactions with non-resident related parties be priced using arm’s length pricing principles within the meaning of such rules. The application of withholding tax, goods and services tax, sales taxes and other non-income taxes is not always clear and we may be subject to tax audits relating to such withholding or non-income taxes. We believe that our tax positions are reasonable and our tax reserves are adequate to cover any potential liability. We are currently not subject to any tax audits. However, the Internal Revenue Service or other taxing authorities may disagree with our positions. If the Internal Revenue Service or any other tax authorities were successful in challenging our positions, we may be liable for additional tax and penalties and interest related thereto or other taxes, as applicable, in excess of any reserves established therefor, which may have a significant impact on our results and operations and future cash flow.

We may not be able to utilize all, or any, of our net operating loss carryforwards.

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $40.0 million and $39.8 million, respectively. Our federal net operating loss carryforwards of $19.4 million will begin to expire in 2030 while the remaining federal net operating loss carryforwards of $20.6 million carry forward indefinitely. The state net operating loss carryforwards begin to expire in 2025. In addition, we have U.S. federal and state research and development tax credits of $3.6 million and an amount less than $0.1 million as of December 31, 2018, respectively, available to offset future U.S. federal and state income taxes, which begin to expire in 2027 and 2030, respectively. Unused losses generated in taxable years ending after December 31, 2017 will not expire and may be carried forward indefinitely, but will be deductible only to the extent of 80% of current year taxable income (computed without regard to the deduction for the net operating losses) in any given year. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

As of December 31, 2018, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition,

Sections 382 and 383 of the Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with the IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 net operating loss carryforwards (and research tax credits) may expire prior to being used, and our net operating loss carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Owning Our Common Stock

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	inconsistent trading volume levels of our common stock;
•	announcements or expectations regarding debt or equity financing efforts;
•	sales of common stock by us, our insiders or our other stockholders;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	results from or delays in our studies or trials, or those of our collaborators, competitors or companies perceived to be similar to us;
•	delay, failure or discontinuation of any of our product development and research programs, or those of our collaborators, competitors or companies perceived to be similar to us;

•	announcements about new research programs or product candidates from us or our collaborators, our competitors or companies perceived to be similar to us;
•

announcements by us, our collaborators, our competitors or companies perceived to be similar to us relating to significant acquisitions, strategic partnerships or alliances, joint ventures, collaborations or capital commitments;

•	actual or anticipated changes in our growth rate relative to our competitors or companies perceived to be similar to us;
•	fluctuations in the valuation of our collaborators, our competitors or companies perceived to be comparable to us;
•	a lack of, limited or withdrawal of coverage by security analysts, or positive or negative recommendations by them;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	publication of research reports about us, genome editing or the biopharmaceutical and agricultural biotechnology industries;
•	developments or changing views regarding the use of genomic products, including those that involve genome editing;
•	our ability to effectively manage our growth;
•	the recruitment or departure of key personnel;
•	the results of any efforts by us to identify, develop, acquire or in-license additional product candidates, products or technologies;
•	unanticipated serious safety concerns related to the use of any of our product candidates, or those of our competitors or companies perceived to be similar to us;
•	the termination of a collaboration agreement, licensing agreement or other strategic arrangement or the inability to establish additional strategic arrangements on favorable terms, or at all;
•	regulatory actions with respect to any of our product candidates, or those of our competitors or companies perceived to be similar to us;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	regulatory or legal developments in the United States and other countries;
•	changes in physician, hospital, healthcare provider or agricultural practices that may make our or our collaborators’ products less useful;
•	changes in the structure of healthcare payment systems;
•	significant lawsuits, such as products liability, patent or stockholder litigation; and
•	general economic, industry and market conditions.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance. These factors may have a material adverse effect on the market price and liquidity of our common stock, which may limit or prevent you from readily selling your shares of common stock and may affect our ability to obtain financing or enter into desired strategic relationships.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of April 26, 2019 we had 50,361,705 shares of common stock outstanding.  Of these shares, 41,276,433 shares are currently restricted under securities laws or as a result of lock-up or other agreements,.

Substantially all of our shares of common stock will be available for sale in the public market beginning 180 days after the date of our prospectus filed in connection with our IPO following the expiration of lock-up agreements between our stockholders and the underwriters. JP Morgan Securities LLC, Goldman Sachs & Co. LLC and Jefferies LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, except for officers and directors, for whom notice of such waiver would be provided two business days before the effective date thereof, which would allow for earlier sales of shares in the public market.

Moreover, holders of an aggregate of 35,753,545 shares of our common stock will have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all 13,215,287 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. Shares under these plans can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements. If substantial portions of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our executive officers, directors and significant stockholders will have the ability to directly or indirectly influence all matters submitted to stockholders for approval.

Based on their beneficial ownership following our IPO, our executive officers, directors, current 5% or greater stockholders and affiliated entities beneficially own approximately 35.1% of the outstanding shares of our common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We do not currently intend to pay dividends on our common stock.

We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in our common stock will depend upon any future appreciation in its value. Consequently, you may need to sell all or part of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

If securities or industry analysts issue an adverse or misleading opinion regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us and our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Provisions in our amended and restated certificate of incorporation and restated bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and therefore depress the trading price of our common stock.

Provisions in our amended and restated certificate of incorporation and our restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•

the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, our chief executive officer (or our president, in the absence of a chief executive officer) or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or (5) any action asserting a claim governed by the internal affairs doctrine. Under our amended and restated certificate of incorporation, this exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to present only two years of audited financial statements and only two years of related “Management’s discussion and analysis of financial condition and results of operations” disclosure in this Quarterly Report on Form 10-Q;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q and our periodic reports, proxy statements and registration statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of this extended transition period.

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies and smaller reporting companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2019, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-230034), as amended, filed in connection with our IPO (the “Registration Statement”). Pursuant to the Registration Statement, we registered the offer and sale of 7,900,000 shares of our common stock with an aggregate offering price of $126.4 million. J.P. Morgan, Goldman Sachs & Co. LLC, Jefferies and Barclays acted as joint book-running managers for the offering.  On March 29, 2019, the underwriters fully exercised their option to purchase 1,185,000 additional shares of common stock pursuant to the underwriting agreement.  On April 1, 2019 we issued and sold 9,085,000 shares of our common stock at a price to the public of $16.00 per share.  Upon completion of the IPO on April 1, 2019, we received net proceeds of approximately $130.9 million, after deducting the underwriting discount of $10.2 million and offering expenses of 4.3 million.  No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds of approximately $130.9 million from our IPO have been invested in short-term, investment-grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our IPO Prospectus relating to our Registration Statement on Form S-1.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	4/1/2019

4.1	Amended and Restated Investors’ Rights Agreement among Precision BioSciences, Inc. and certain of its stockholders and the holders of the 2019 Notes, dated May 25, 2018, as amended	S-1/A	333-230034	4.2	3/18/2019

10.1†	2019 Incentive Award Plan, and form of award agreements thereunder					*

10.2†	2019 Employee Stock Purchase Plan	S-1/A	333-230034	10.11	3/18/2019

10.3†	Employment Agreement between the Registrant and Matthew Kane, dated February 27, 2019	S-1/A	333-230034	10.12	3/18/2019

10.4†	Employment Agreement between the Registrant and Derek Jantz, dated February 27, 2019	S-1/A	333-230034	10.13	3/18/2019

10.5†	Employment Agreement between the Registrant and Abid Ansari, dated February 27, 2019	S-1/A	333-230034	10.14	3/18/2019

10.6†	Employment Agreement between the Registrant and David Thomson, dated February 27, 2019	S-1/A	333-230034	10.15	3/18/2019

10.7†	Employment Agreement between the Registrant and Fayaz Khazi, dated February 27, 2019	S-1/A	333-230034	10.16	3/18/2019

10.8†	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1/A	333-230034	10.17	3/18/2019

10.9†	Non-Employee Director Compensation Plan	S-1/A	333-230034	10.18	3/18/2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Denotes a management contract or compensation plan or arrangement.

Certain agreements filed as exhibits to this Quarterly Report on Form 10-Q contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and that may not be reflected in such agreements. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: April 29, 2019	By:	/s/ Matthew Kane
Matthew Kane
President, Chief Executive Officer and Director (principal executive officer)

Date: April 29, 2019	By:	/s/ Abid Ansari
Abid Ansari
Chief Financial Officer (principal financial officer)