Form 10-Q
period 2019-06-30
PRECISION BIOSCIENCES INC
filed 2019-08-14
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38841

Precision BioSciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4206017
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
302 East Pettigrew St., Suite A-100 Durham, North Carolina	27701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 314-5512

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000005 per share	DTIL	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2019, the registrant had 50,630,932 shares of common stock, $0.000005 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, planned preclinical or greenhouse studies and clinical or field trials, expectations regarding our allogeneic chimeric antigen receptor T cell immunotherapy product candidates and our manufacturing center, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•	our ability to become profitable;
•	our ability to procure sufficient funding and requirements under our current debt instruments;
•	our limited operating history;
•	our ability to identify, develop and commercialize our product candidates;
•	our dependence on our ARCUS technology;
•	the initiation, cost, timing, progress and results of research and development activities, preclinical or greenhouse studies and clinical or field trials;
•	our or our collaborators’ ability to identify, develop and commercialize product candidates;
•	our or our collaborators’ ability to advance product candidates into, and successfully complete, clinical or field trials;
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

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$226,099	$103,193
Accounts receivable	250	523
Prepaid expenses	8,265	8,913
Other current assets	2,474	3,046
Total current assets	237,088	115,675
Property, equipment, and software—net	32,962	21,147
Intangible assets—net	1,453	1,466
Other assets	417	312
Total assets	$271,920	$138,600
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,882	$2,218
Accrued expenses and other current liabilities	5,809	3,421
Deferred revenue	7,129	8,436
Total current liabilities	15,820	14,075
Deferred revenue—noncurrent	79,245	82,807
Deferred rent—noncurrent	2,877	1,758
Total liabilities	97,942	98,640
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series A convertible preferred stock; $0.0001 par value—25,650,000 shares authorized, issued and outstanding as of December 31, 2018	—	3
Series B convertible preferred stock; $0.0001 par value— 21,956,100 shares authorized; 21,956,095 shares issued and outstanding as of December 31, 2018	—	2
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of June 30, 2019 and no shares authorized as of December 31, 2018; no shares issued and outstanding as of June 30, 2019	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized, 51,401,015 issued and 50,590,543 shares outstanding as of June 30, 2019; 130,000,000 shares authorized, 16,717,117 shares issued and 15,906,645 shares outstanding as of December 31, 2018	—	—
Additional paid-in capital	310,339	126,094
Accumulated deficit	(135,409)	(85,187)
Treasury stock	(952)	(952)
Total stockholders’ equity	173,978	39,960
Total liabilities and stockholders’ equity	$271,920	$138,600

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$5,389	$1,874	$10,851	$3,402
Operating expenses
Research and development	22,760	10,869	42,721	18,986
General and administrative	6,500	3,130	11,495	5,776
Total operating expenses	29,260	13,999	54,216	24,762
Loss from operations	(23,871)	(12,125)	(43,365)	(21,360)
Other income (expense), net:
Change in fair value of convertible note payable	2,950	—	(9,758)	—
Interest expense	—	—	(182)	—
Interest income	1,485	299	2,086	522
Total other income (expense), net	4,435	299	(7,854)	522
Net loss and net loss attributable to common stockholders	$(19,436)	$(11,826)	$(51,219)	$(20,838)
Net loss per share attributable to common stockholders- basic and diluted	$(0.39)	$(0.75)	$(1.55)	$(1.33)
Weighted average shares of common stock outstanding- basic and diluted	50,035,370	15,730,747	33,095,314	15,717,719

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance- January 1, 2018	25,650,000	$3	—	$—	16,496,801	$—	$13,691	$(39,111)	$(952)	$(26,369)
Stock option exercises	—	—	—	—	29,802	—	20	—	—	20
Share-based compensation expense	—	—	—	—	—	—	189	(38)	—	151
Net loss	—	—	—	—	—	—	—	(9,012)	—	(9,012)
Balance- March 31, 2018	25,650,000	$3	—	$—	16,526,603	$—	$13,900	$(48,161)	$(952)	$(35,210)
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	17,579,843	2	—	—	87,824	—	—	87,826
Stock option exercises	—	—	—	—	65,449	—	62	—	—	62
Share-based compensation expense	—	—	—	—	—	—	254	—	—	254
Net loss	—	—	—	—	—	—	—	(11,826)	—	(11,826)
Balance- June 30, 2018	25,650,000	$3	17,579,843	$2	16,592,052	$—	$102,040	$(59,987)	$(952)	$41,106

Balance- January 1, 2019	25,650,000	$3	21,956,095	$2	16,717,117	$—	$126,094	$(85,187)	$(952)	$39,960
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	—	—	—	997	—	997
Stock option exercises	—	—	—	—	145,975	—	107	—	—	107
Share-based compensation expense	—	—	—	—	—	—	1,549			1,549
Net loss	—	—	—	—	—	—	—	(31,783)	—	(31,783)
Balance- March 31, 2019	25,650,000	$3	21,956,095	$2	16,863,092	$—	$127,750	$(115,973)	$(952)	$10,830
Conversion of convertible preferred stock into common stock upon initial public offering	(25,650,000)	(3)	(21,956,095)	(2)	22,301,190	—	5	—	—	—
Issuance of common stock upon conversion of convertible notes	—	—	—	—	2,921,461	—	49,490	—	—	49,490
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	—	—	9,085,000	—	130,543	—	—	130,543
Stock option exercises	—	—	—	—	230,272	—	272			272
Share-based compensation expense	—	—	—	—	—	—	2,279	—	—	2,279
Net loss	—	—	—	—	—	—	—	(19,436)	—	(19,436)
Balance- June 30, 2019	—	—	—	$—	51,401,015	$—	$310,339	$(135,409)	$(952)	$173,978

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(51,219)	$(20,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,107	970
Share-based compensation	3,828	405
Loss on disposal of assets	22	8
Non-cash interest expense	182	—
Change in fair value of convertible notes payable	9,758	—
Changes in operating assets and liabilities:
Prepaid expenses	648	(3,190)
Accounts receivable	273	—
Other assets	(852)	(30)
Accounts payable	207	234
Accrued expenses	2,436	1,306
Deferred revenue	(3,872)	(2,629)
Net cash used in operating activities	(36,482)	(23,764)
Cash flows from investing activities:
Purchases of property, equipment and software	(13,219)	(1,747)
Net cash used in investing activities	(13,219)	(1,747)
Cash flows from financing activities:
Proceeds from stock option exercises	379	82
Issuance of Series B convertible preferred stock, net of issuance costs	—	88,020
Deferred offering costs	(2,507)	(50)
Issuance of convertible notes	39,550	—
Proceeds from IPO, net of underwriting discounts and commissions	135,185	—
Net cash provided by financing activities	172,607	88,052
Net increase in cash and cash equivalents	122,906	62,541
Cash and cash equivalents—beginning of period	103,193	62,802
Cash and cash equivalents —end of period	$226,099	$125,343

Supplemental disclosures of noncash financing and investing activities:
Common stock issued on conversion of convertible notes	$49,490	$—
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$2,052	$1,088
Series B convertible preferred stock offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$194
Deferred offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$31

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 1, 2019, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 9,085,000 shares of its common stock, including shares issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share and received approximately $130.5 million in net proceeds, after deducting underwriting discounts and commission of approximately $10.2 million and issuance costs of approximately $4.6 million. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

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

Authorized common shares are not affected by the Reverse Stock Split.  Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 22,301,190 shares of common stock at the applicable ratio then in effect and the outstanding convertible promissory notes including accrued interest were settled into 2,921,461 shares of common stock (see Note 6).  Subsequent to the closing of the IPO, there were no shares of Series A or Series B convertible preferred stock or convertible promissory notes outstanding.

Management believes that existing cash and cash equivalents will allow the Company to continue its operations into 2021. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company's final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-230034), filed with the SEC pursuant to Rule 424(b)(4) on March 28, 2019.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2019 and consolidated results of operations for the three and six months ended June 30, 2019 and 2018 and the consolidated cash flows for the six months ended June 30, 2019 and 2018, have been made. The Company’s consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Amounts received prior to revenue recognition are recorded as deferred revenue.  Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying condensed consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets in the Other Current Assets line item in the condensed consolidated balance sheets.

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

For a complete discussion of accounting for collaboration revenues, see Note 10, “Collaboration and license agreements.”

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

As a result of adopting ASC 606, the Company recorded a $1.0 million transition adjustment to reduce the opening balance of accumulated deficit in the first quarter of 2019 primarily as a result of the treatment of the up-front consideration received from the Company’s collaboration agreements under superseded prior revenue recognition guidance.

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

A summary of the amount by which each financial statement line item was affected in the current reporting period by ASC 606 as compared with the guidance that was in effect prior to adoption is set forth in the tables below:

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of June 30, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Other current assets	$2,474	$(28)	$2,446
Deferred revenue, current portion	7,129	1,148	8,277
Deferred revenue, net of current portion	79,245	980	80,225
Accumulated deficit	(135,409)	2,100	(133,309)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2019			Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2019
(in thousands, except per share data)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Revenue	$5,389	$(474)	$4,915	$10,851	$(1,103)	$9,748
Net loss	(19,436)	(474)	(19,910)	(51,219)	(1,103)	(52,322)
Net loss per share - basic and diluted	(0.39)	(0.01)	(0.40)	(1.55)	(0.03)	(1.58)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Net loss	$(51,219)	$(1,103)	$(52,322)
Changes in prepaid expenses	648	(28)	620
Changes in deferred revenue	(3,872)	1,131	(2,741)

During the six months ended June 30, 2019, the Company recorded $5.1 million in revenue that was included in deferred revenue as of December 31, 2018.  The most significant change to the Company’s revenue recognition as a result of the adoption of ASC 606 relates to the accounting for certain option fees and milestone payments in determining the transaction price (step (iii)), and the revenue recognition pattern (step (v)) related to the Company’s development and commercial license agreement with Laboratoires Servier (“Servier”) (see Note 10). Under prior revenue recognition guidance, the option fees payable by the Company to exercise the 50/50 co-development and co-promotion option was accounted for as a reduction in the arrangement consideration, and certain development milestones that may be earned for early-stage pre-IND development milestones were included in the arrangement consideration as the early-stage pre-IND development milestones were deemed to be non-substantive. Under ASC 606, the option fees were not accounted for as a reduction in the transaction price as the option fees are contingent upon Servier’s exercise of its commercial (customer) options on licensed product candidates, and the milestone payments were excluded from the transaction price based on the assessment of the most likely amount and application of the variable consideration constraint, since the milestones relate to successful achievement of certain developmental goals, which might not be achieved. In addition, under prior revenue recognition guidance, the Company recognized revenue for the combined unit of accounting on a straight‑line basis over the period the Company expected to complete its obligations. Under ASC 606, the Company recognizes revenue based on the proportional performance of the services related to the performance obligation expected. For further discussion of the adoption of ASC 606 see Note 10, “Collaboration and license agreements.”

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

NOTE 2:	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation	$1,855	$965
Accrued clinical and research and development expenses	2,405	1,569
Accrued property, equipment and software purchases	261	219
Accrued deferred offering costs	—	193
Deferred rent	390	198
Accrued legal fees	240	107
Accrued property and franchise taxes	213	63
Other	445	107
Total accrued expenses and other current liabilities	$5,809	$3,421

NOTE 3:	STOCKHOLDERS’ EQUITY

Capital Structure

Upon the closing of the IPO, all of the Company’s outstanding shares of the Series A and Series B convertible preferred stock automatically converted into 22,301,190 shares of common stock and the Company’s outstanding convertible promissory notes including accrued interest converted into 2,921,461 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

On April 1, 2019, the Company filed an amendment to its amended and restated certificate of incorporation pursuant to which, among other things, the Company authorized 210,000,000 shares, of which 200,000,000 shares were designated as $0.000005 par value common stock and 10,000,000 shares were designated as $0.0001 par value preferred stock.

NOTE 4:	STOCK OPTIONS

Under the terms of its stock option plans, the Company’s board of directors may grant stock options to employees, directors and service providers. The Company issued stock options under the 2006 Stock Incentive Plan (“2006 Plan”) until April 2015, when the 2015 Stock Incentive Plan (“2015 Plan”) was adopted. The 2006 Plan expired in 2016 and there are no remaining shares available to be granted under the plan. There were 1,397,203 stock options outstanding under the 2006 Plan as of June 30, 2019.

Upon adoption of the 2015 Plan, there were 5,270,095 shares of common stock reserved for issuance. In May 2018, the Company amended the 2015 Plan to increase the number of shares reserved for issuance to 8,211,980. The 2015 plan had 6,260,520 stock options outstanding as of June 30, 2019. The Company’s board of directors determines the terms of stock options granted under the 2015 Plan, including option exercise prices and vesting.

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

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards initially equal to 4,750,000 shares of common stock.  The 2019 Plan includes an annual increase of common stock shares on the first day of each calendar year beginning January 1, 2020 and ending on January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors (but no more than 5,000,000 shares may be issued upon the exercise of incentive stock options), plus any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused.  The 2019 Plan had 447,759 stock options outstanding as of June 30, 2019.

The 2019 ESPP provides for the option to purchase initially up to 525,000 shares of the Company’s common stock plus an annual increase on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors, provided that no more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date.  As of June 30, 2019, there were no purchase rights outstanding under the 2019 ESPP.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee	$2,138	$251	$3,577	$398
Nonemployee	141	4	251	7
	$2,279	$255	$3,828	$405

Share-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,510	$176	$2,516	$278
General and administrative	769	79	1,312	127
	$2,279	$255	$3,828	$405

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The Company granted 998,177 stock options for the six months ended June 30, 2019. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	68.46%	68.19%
Weighted-average risk-free interest rate	2.42%	2.45%
Expected life of options (in years)	6.82	6.36
Weighted-average fair value per option	$9.31	$8.90

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

The following table summarizes activity in the Company’s stock option plans for the six months ended June 30, 2019:

	Outstanding Option Shares	Weighted- Average Exercise Price
Balance as of January 1, 2019	7,763,464	$5.00
Granted	998,177	13.38
Exercised	(376,247)	1.01
Forfeited/canceled	(279,912)	9.80
Balance as of June 30, 2019	8,105,482	6.06

The intrinsic value of options exercised was $4.6 million and $0.6 million during the six months ended June 30, 2019 and 2018, respectively.

There was approximately $25.0 million of total unrecognized compensation cost related to unvested stock options as of June 30, 2019, which is expected to be recognized over a weighted-average period of 3.19 years.

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

The following is a schedule of future minimum lease payments for all leases as of June 30, 2019 (in thousands):

Operating Leases
Remainder of 2019	$1,198
2020	2,690
2021	2,635
2022	2,718
2023	2,795
2024 and beyond	3,742

Supply Agreements

The Company enters into contracts in the normal course of business with contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials and contract research organizations (“CROs”) for clinical trial services. These agreements provide for termination at the request of either party with less than one-year notice and are, therefore, cancelable contracts and, if canceled, are not anticipated to have a material effect on the condensed consolidated financial condition, results of operations, or cash flows of the Company.

NOTE 6:	DEBT

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

On issuance, the Company elected to account for the 2019 Notes at fair value with any changes in fair value being recognized through the condensed consolidated statements of operations until the 2019 Notes are settled. The fair value of the 2019 Notes was determined to be $39.6 million on issuance and $49.4 million as of April 1, 2019, the settlement date. For the six months ended June 30, 2019, the Company recognized $9.8 million of expense as changes in fair value and $0.2 million of interest expense.

Revolving Line

In May 2019, the Company entered into a loan and security agreement with Pacific Western Bank (the “Pacific Western Loan Agreement”) pursuant to which the Company may request advances on a revolving line of credit of up to an aggregate principal of $50.0 million (the “Revolving Line”). The maturity date of the Revolving Line is May 15, 2022.

The Revolving Line bears interest at an annual rate equal to the greater of (i) 1.25% below the prime rate then in effect, or (ii) 4.25% at all times when the Company maintains a daily balance of cash in its demand deposit accounts at Pacific Western Bank of at least $25.0 million, and the greater of (i) 0.25% above the prime rate then in effect; or (ii) 5.75% at all times when the Company does not maintain a daily balance of cash in demand deposit accounts at Pacific Western Bank of at least $25.0 million.  The Pacific Western Loan Agreement requires that the Company pay a quarterly fee in an amount equal to 0.50% per annum of the unused portion of the Revolving Line. The unused fee shall be waived for any quarter the Company maintains a daily balance in its demand deposit accounts of at least $25.0 million. The Pacific Western Loan Agreement includes customary representations, warranties and covenants (affirmative and negative).

There were no borrowings, and the Company was in compliance with its financial covenants, under the Pacific Western Loan Agreement as of June 30, 2019.

NOTE 7:	net loss per share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(19,436)	$(11,826)	$(51,219)	$(20,838)
Denominator:
Weighted average shares of common stock outstanding — basic and diluted	50,035,370	15,730,747	33,095,314	15,717,719
Net loss per share attributable to common stockholders — basic and diluted	$(0.39)	$(0.75)	$(1.55)	$(1.33)

NOTE 8:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2019 as the Company incurred losses for the six months ended June 30, 2019 and is forecasting additional losses through the remainder of fiscal year ending December 31, 2019, resulting in an estimated net loss for both financial statement and tax purposes for the year ended December 31, 2019. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company's history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not.

As of June 30, 2019, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

As of June 30, 2019 and December 31, 2018, the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations.

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

June 30, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$931	$931	$—	$—
Repurchase agreements	219,000	—	219,000	—
	$219,931	$931	$219,000	$—

December 31, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$781	$781	$—	$—
Repurchase agreements	94,500	—	94,500	—
	$95,281	$781	$94,500	$—

NOTE 10:	COLLABORATION AND LICENSE AGREEMENTS

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

During the six months ended June 30, 2019 and 2018, the Company recognized revenue under the agreement with Servier of approximately $3.0 million and $2.9 million, respectively. Deferred revenue related to the agreement with Servier amounted to $85.2 million and $88.6 million as of June 30, 2019 and December 31, 2018, respectively, of which $5.9 million and $6.4 million, respectively is included in current liabilities. No development or sales-based milestone payments were received during the six months ended June 30, 2019 and 2018.

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

During the six months ended June 30, 2019, the Company recognized revenue under the agreement with Gilead of approximately $6.7 million. Deferred revenue related to the agreement with Gilead amounted to $1.2 million and $2.3 million as of June 30, 2019 and December 31, 2018, respectively, of which $1.2 million and $2.3 million, respectively is included in current liabilities. No development or sales-based milestone payments were received during the six months ended June 30, 2019.

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

Segment operating loss is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are directly attributable to the reportable segment (including directly attributable research and development and property, equipment, and software expenditures).  For the six months ended June 30, 2019, the Company allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount.  In January 2019, the Food segment moved into a new leased facility at Research Triangle Park, North Carolina. The Company has determined that the Food segment is no longer deriving benefit from the Company’s centralized research and development expenditures, thus all these expenditures are allocated to the Therapeutics segment for the six months ended June 30, 2019. The reportable segment and centralized research and development operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment, and software and procuring services from CROs, CMOs, and research organizations.

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

Presented below is the financial information with respect to the Company’s reportable segments:

	Three Months Ended June 30,
(in thousands)	2019	2018
Revenue:
Therapeutics	$4,819	$1,447
Food	570	427
Total segment revenue	5,389	1,874
Segment operational cash expenditures:
Therapeutics	$14,872	$4,926
Food	2,077	674
Total segment operational cash expenditures	16,949	5,600
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$3,118	$1,905
Food	—	816
Total allocation of centralized research and development operational cash expenditures	3,118	2,721
Segment operating loss:
Therapeutics	$(13,171)	$(5,384)
Food	(1,507)	$(1,063)
Total segment operating loss	(14,678)	(6,447)
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	$(11,123)	$(2,118)
Interest income received	(1,485)	(299)
Depreciation and amortization	(1,168)	(512)
Share-based compensation	(2,279)	(255)
Loss on disposal of assets	(22)	(3)
Changes in prepaids, accounts payable and accrued expenses	6,884	(2,491)
Total consolidated loss from operations	$(23,871)	$(12,125)

	Six Months Ended June 30,
(in thousands)	2019	2018
Revenue:
Therapeutics	$9,638	$2,894
Food	1,213	508
Total segment revenue	10,851	3,402
Segment operational cash expenditures:
Therapeutics	$27,782	$14,176
Food	4,184	1,733
Total segment operational cash expenditures	31,966	15,909
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$6,871	$3,942
Food	—	1,233
Total allocation of centralized research and development operational cash expenditures	6,871	5,175
Segment operating loss:
Therapeutics	$(25,015)	$(15,224)
Food	(2,971)	(2,458)
Total segment operating loss	(27,986)	(17,682)
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	$(18,145)	$(4,677)
Interest income received	(2,086)	(522)
Depreciation and amortization	(2,107)	(970)
Share-based compensation	(3,828)	(405)
Loss on disposal of assets	(22)	(10)
Changes in prepaids, accounts payable and accrued expenses	10,809	2,906
Total consolidated loss from operations	$(43,365)	$(21,360)

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

Overview

We are a genome editing company dedicated to improving life through our groundbreaking proprietary genome editing platform, “ARCUS.” We leverage ARCUS in the development of our product candidates, which are designed to treat human diseases and create healthy and sustainable food and agricultural solutions. We believe the versatility and breadth of ARCUS support our ability to develop products across the spectrum of biotechnology. We are actively developing product candidates in three innovative and high value areas where we believe our technology has the potential to overcome the limitations of other genome editing technologies: allogeneic chimeric antigen receptor T (“CAR T”) cell immunotherapy, in vivo gene correction, and food. The U.S. Food and Drug Administration, or FDA, recently accepted our investigational new drug, or IND, application for our first gene-edited allogeneic CAR T cell candidate targeting CD19, PBCAR0191, developed in collaboration with Servier. On April 15, 2019, we initiated dosing of PBCAR0191 in our Phase 1/2a clinical trial in adult patients with relapsed or refractory (“R/R”)  non-Hodgkin lymphoma (“NHL”) or R/R B-cell precursor acute lymphoblastic leukemia (“B-ALL”). Made from donor-derived T cells modified using Precision’s ARCUS genome editing technology, PBCAR0191 recognizes the tumor cell surface protein CD19, an important and validated target in several B-cell cancers, and is designed to avoid graft-versus-host disease, a significant complication associated with donor-derived, cell-based therapies. We believe this trial is the first U.S.-based clinical trial to evaluate an allogeneic CAR T therapy for R/R NHL. The trial is designed to assess safety and tolerability of PBCAR0191 at increasing dose levels, with secondary objectives including evaluation of anti-tumor activity. Dosing of subjects continues to progress as planned. We expect to present interim data from this trial at a scientific conference no later than the first quarter of 2020.  We believe our proprietary, one-step engineering process for producing allogeneic CAR T cells at large scale in a cost-effective manner will enable us to overcome the fundamental challenges of manufacturing that have limited the CAR T field to date. Further, we believe an “off the shelf” cell therapy will allow for improved symptom management through dose optimization and treatment of a greater proportion of patients for whom this therapy may be effective.

Our second allogeneic CAR T cell therapy product candidate, PBCAR20A, is expected to enter a Phase 1/2a clinical trial in the fourth quarter of 2019. PBCAR20A is wholly owned by us and targets the validated tumor cell surface target CD20. It will be investigated in subjects with two subtypes of NHL, chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL).

In July 2019, we opened our Manufacturing Center for Advanced Therapeutics (“MCAT”), an in-house current good manufacturing practice (cGMP) compliant manufacturing facility dedicated to genome-edited, off-the-shelf chimeric antigen receptor (CAR) T cell therapy products.  MCAT will enable in-house production of three different drug substances: allogeneic CAR T cells, messenger RNA (including formulations development) and adeno-associated viral vectors. We intend to use this new manufacturing center to create clinical trial material for our planned Phase 1/2 clinical trials in 2020.  In the longer term, we believe MCAT has the potential to be a commercial launch facility with the capacity to generate up to 10,000 doses of CAR T cell therapies and 4,000 doses of gene therapies per year.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily with proceeds from the sale of our convertible preferred stock and upfront payments from licensing arrangements. To date, we have generated approximately $468.4 million from third parties through a combination of financings including through our initial public offering of common stock (“IPO”), preferred stock and convertible note financings, an upfront payment under the Servier Agreement and additional funding from other strategic alliances and grants.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. Our net losses were $51.2 million and $20.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $135.4 million.

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
•

expenses incurred under agreements with third parties, including contract research organizations (“CROs”) and other third parties that conduct preclinical research and development activities and clinical trials on our behalf;

•

costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and future clinical trials, including the costs of contract manufacturing organizations (“CMOs”) that will manufacture our clinical trial material for use in our preclinical studies and potential future clinical trials;

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

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$3,026	$6,412	$(3,386)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	11,543	6,164	5,379
Laboratory supplies and services	6,637	1,301	5,336
Outsourced research and development	9,042	2,763	6,279
CMOs and research organizations	6,940	—	6,940
Laboratory equipment and maintenance	587	227	360
Facility-related costs	1,290	560	730
Depreciation and amortization	1,614	757	857
Other research and development costs	2,042	802	1,240
Total research and development expenses	$42,721	$18,986	$23,735

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and June 30, 2018, together with the changes in those items in dollars:

	Three Months Ended June 30,
(in thousands)	2019	2018	Change
Revenue	$5,389	$1,874	$3,515
Operating expenses:
Research and development	22,760	10,869	11,891
General and administrative	6,500	3,130	3,370
Total operating expenses	29,260	13,999	15,261
Loss from operations	(23,871)	(12,125)	(11,746)
Other income (expense), net:
Change in fair value of convertible notes payable	2,950	—	2,950
Interest income	1,485	299	1,186
Total other income (expense), net	4,435	299	4,136
Net loss	$(19,436)	$(11,826)	$(7,610)

Revenue

Revenue for the three months ended June 30, 2019 was $5.4 million, compared to $1.9 million for the three months ended June 30, 2018. The increase of $3.5 million in revenue during the three months ended June 30, 2019 was the result of an increase of $3.3 million in research funding received from Gilead and $0.2 million in license fees received from a collaboration partner.

Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2019	2018	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$1,390	$3,802	$(2,412)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	6,424	3,138	3,286
Laboratory supplies and services	3,423	731	2,692
Outsourced research and development	4,482	2,027	2,455
CMOs and research organizations	4,020	—	4,020
Laboratory equipment and maintenance	354	129	225
Facility-related costs	701	300	401
Depreciation and amortization	897	395	502
Other research and development costs	1,069	347	722
Total research and development expenses	$22,760	$10,869	$11,891

Research and development expenses for the three months ended June 30, 2019 were $22.8 million, compared to $10.9 million for the three months ended June 30, 2018. The increase of $11.9 million was primarily due to $14.3 million in platform development and early-stage research expenses, partially offset by a decrease in direct research and development expenses related to our CD19 program of $2.4 million. The decrease in CD19 direct research and development expenses was due to lower spending on CMO and laboratory supplies, which was partially offset by license fees. Platform development and early-stage research expenses increased, primarily due to a $4.0 million increase in CMOs and research organizations spending, $3.3 million of additional employee-related costs associated with increased headcount to support our technology platform development and manufacturing capabilities, a $2.7 million increase in laboratory supplies and services, and a $2.5 million increase in outsourced research and development spending in the three months ended June 30, 2019 compared to the similar period in 2018.

General and Administrative Expenses

General and administrative expenses were $6.5 million for the three months ended June 30, 2019 compared to $3.1 million for the three months ended June 30, 2018. The increase of $3.4 million was primarily due to an increase of $1.6 million in employee-related costs as we increased our general and administrative headcount.  General and administrative expenses also increased due to costs required to meet our growing infrastructure needs. Contributing to the increase were $0.5 million in increased insurance costs, $0.5 million in consulting fees, $0.3 million in facility related costs, including equipment and depreciation and amortization and $0.1 million in information technology costs.

Change in Fair Value of Convertible Notes Payable

We elected on issuance to account for the 2019 Notes at fair value until their settlement.  For the three months ended June 30, 2019, a $3.0 million change in fair value of the 2019 Notes was recognized in the statement of operations.  The 2019 Notes were settled on the closing of the IPO in April 2019.

Interest Income

Interest income was $1.5 million for the three months ended June 30, 2019 compared to $0.3 million for the three months ended June 30, 2018. The increase of $1.2 million of interest income generated on our cash and cash equivalent balances was the result of higher interest rates and having higher cash balances invested in three months ended June 30, 2019 compared to the same period in 2018.

Segment Results

	Three Months Ended June 30,
(in thousands)	2019	2018
Revenue:
Therapeutics	$4,819	$1,447
Food	570	427
Total segment revenue	5,389	1,874
Segment operational cash expenditures:
Therapeutics	$14,872	$4,926
Food	2,077	674
Total segment operational cash expenditures	16,949	5,600
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$3,118	$1,905
Food	—	816
Total allocation of centralized research and development operational cash expenditures	3,118	2,721
Segment operating loss:
Therapeutics	$(13,171)	$(5,384)
Food	(1,507)	$(1,063)
Total segment operating loss	(14,678)	(6,447)

We evaluate the operating performance of each segment based on segment operating loss. Segment operating loss is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are specifically identifiable to the reportable segment (including specifically identifiable research and development and property, equipment and software expenditures). For the three months ended June 30, 2018, we allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount. In January 2019, the Food segment moved into a new leased facility at Research Triangle Park, North Carolina. We have determined that the Food segment is no longer deriving benefit from the Company’s centralized research and development expenditures, thus all these expenditures were allocated to the Therapeutics segment for the three months ended June 30, 2019.  The reportable segment and centralized research and development operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations. We do not allocate general operational expenses or non-cash income statement amounts to our reportable segments.

Therapeutics Segment

Revenue for the three months ended June 30, 2019 was $4.8 million, compared to $1.4 million for the three months ended June 30, 2018. The increase of $3.4 million was primarily the result of $3.3 million in increased research funding received from Gilead.

Segment operational cash expenditures for the three months ended June 30, 2019 were $14.9 million, compared to $4.9 million for the three months ended June 30, 2018. The increase of $10.0 million was primarily due to an increase in payments made to service providers for contract manufacturing, clinical trial research and scientific service providers, laboratory supplies and services, employee headcount and fixed assets. Segment operating loss increased $7.8 million to $13.2 million for the three months ended June 30, 2019 compared to $5.4 million for three months ended June 30, 2018 primarily due to the factors discussed above.

Food Segment

Revenue for the three months ended June 30, 2019 was $0.6 million, compared to $0.4 million for the three months ended June 30, 2018. The increase of $0.2 million was attributable to $0.2 million in license fees from a collaboration partner.

Segment operational cash expenditures for the three months ended June 30, 2019 were $2.1 million, compared to $0.7 million for the three months ended June 30, 2018. The increase of $1.4 million was primarily due to an increase in leasehold improvements, laboratory equipment and furniture and fixtures, laboratory supplies and employee headcount. Segment operating loss increased $0.4 million to $1.5 million for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2018 primarily due to the factors discussed above.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and June 30, 2018, together with the changes in those items in dollars:

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Revenue	$10,851	$3,402	$7,449
Operating expenses:
Research and development	42,721	18,986	23,735
General and administrative	11,495	5,776	5,719
Total operating expenses	54,216	24,762	29,454
Loss from operations	(43,365)	(21,360)	(22,005)
Other income (expense), net:
Change in fair value of convertible notes payable	(9,758)	—	(9,758)
Interest expense	(182)	—	(182)
Interest income	2,086	522	1,564
Total other income (expense), net	(7,854)	522	(8,376)
Net loss	$(51,219)	$(20,838)	$(30,381)

Revenue

Revenue for the six months ended June 30, 2019 was $10.9 million, compared to $3.4 million for the six months ended June 30, 2018. The increase of $7.5 million in revenue during the six months ended June 30, 2019 was the result of a $6.7 million increase in research funding from Gilead, $0.4 million from a new customer agreement with a collaboration partner in 2019, $0.2 million from another joint development collaboration partner and $0.2 million in licensing fees from a collaboration partner.

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$3,026	$6,412	$(3,386)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	11,543	6,164	5,379
Laboratory supplies and services	6,637	1,301	5,336
Outsourced research and development	9,042	2,763	6,279
CMOs and research organizations	6,940	—	6,940
Laboratory equipment and maintenance	587	227	360
Facility-related costs	1,290	560	730
Depreciation and amortization	1,614	757	857
Other research and development costs	2,042	802	1,240
Total research and development expenses	$42,721	$18,986	$23,735

Research and development expenses for the six months ended June 30, 2019 were $42.7 million, compared to $19.0 million for the six months ended June 30, 2018. The increase of $23.7 million was primarily due to $27.1 million in platform development and early-stage research expenses, partially offset by a decrease in direct research and development expenses related to our CD19 program of $3.4 million. The decrease in CD19 direct research and development expenses was due to lower spending on CMO and laboratory supplies, which was partially offset by license fees. Platform development and early-stage research expenses increased primarily due to a $6.9 million increase in outsourced research and development spending on our development programs, excluding our CD19 program, $6.9 million in CMOs and research organizations, $5.4 million of additional employee-related cost associated with increased headcount to support our technology platform development and manufacturing capabilities, and $5.3 million in laboratory supplies and services in the six months ended June 30, 2019 compared to the same period in 2018.

General and Administrative Expenses

General and administrative expenses were $11.5 million for the six months ended June 30, 2019 compared to $5.8 million for the six months ended June 30, 2018. The increase of $5.7 million was primarily due to an increase of $2.6 million in employee-related costs as we increased our general and administrative headcount.  General and administrative expenses also increased due to costs required to meet our growing infrastructure needs. Contributing to the increase were $1.0 million in consulting fees, $0.8 million in facility related costs, including equipment and depreciation and amortization, $0.5 million in increased insurance costs and $0.3 million in information technology costs.

Change in Fair Value of Convertible Notes Payable

We elected on issuance to account for the 2019 Notes at fair value until their settlement.  For the six months ended June 30, 2019, a $9.8 million change in fair value of the 2019 Notes was recognized in the statement of operations.  The 2019 Notes were settled on the closing of the IPO in April 2019.

Interest Expense

Interest expense of $0.2 million for the six months ended June 30, 2019 consists of interest from the 2019 Notes at a rate of 6% per annum.

Interest Income

Interest income was $2.1 million for the six months ended June 30, 2019 compared to $0.5 million for the six months ended June 30, 2018. The increase of $1.6 million of interest income generated on our cash and cash equivalent balances was the result of higher interest rates and having higher cash balances invested in six months ended June 30, 2019 compared to the same period in 2018.

Segment Results

	Six Months Ended June 30,
	2019	2018
Revenue:
Therapeutics	$9,638	$2,894
Food	1,213	508
Total segment revenue	10,851	3,402
Segment operational cash expenditures:
Therapeutics	$27,782	$14,176
Food	4,184	1,733
Total segment operational cash expenditures	31,966	15,909
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$6,871	$3,942
Food	—	1,233
Total allocation of centralized research and development operational cash expenditures	6,871	5,175
Segment operating loss:
Therapeutics	$(25,015)	$(15,224)
Food	(2,971)	(2,458)
Total segment operating loss	(27,986)	(17,682)

We evaluate the operating performance of each segment based on segment operating loss. Segment operating loss is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are specifically identifiable to the reportable segment (including specifically identifiable research and development and property, equipment and software expenditures). For the six months ended June 30, 2018, we allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount. In January 2019, the Food segment moved into a new leased facility at Research Triangle Park, North Carolina. We have determined that the Food segment is no longer deriving benefit from the Company’s centralized research and development expenditures, thus all these expenditures were allocated to the Therapeutics segment for the six months ended June 30, 2019. The reportable segment and centralized research and development operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations. We do not allocate general operational expenses or non-cash income statement amounts to our reportable segments.

Therapeutics Segment

Revenue for the six months ended June 30, 2019 was $9.6 million, compared to $2.9 million for the six months ended June 30, 2018. The increase of $6.7 million was the result of a $6.7 million increase in research funding from Gilead.

Segment operational cash expenditures for the six months ended June 30, 2019 were $27.8 million, compared to $14.2 million for the six months ended June 30, 2018. The increase of $13.6 million was primarily due to an increase in payments made to service providers for contract manufacturing, clinical trial research, laboratory services, employee headcount and fixed assets for the build out of our manufacturing capabilities. Segment operating loss increased $9.8 million for the six months ended June 30, 2019 to $25.0 million compared to $15.2 million for the six months ended June 30, 2018 primarily due to the factors discussed above.

Food Segment

Revenue for the six months ended June 30, 2019 was $1.2 million, compared to $0.5 million for the six months ended June 30, 2018. The increase of $0.7 million was primarily attributable to $0.4 million from a new customer agreement with a new collaboration partner in 2019, as well as an increase in research funding of $0.2 million from another joint development collaboration partner and a $0.1 million increase in license fees.

Segment operational cash expenditures for the six months ended June 30, 2019 were $4.2 million, compared to $1.7 million for the six months ended June 30, 2018. The increase of $2.5 million was primarily due to an increase in leasehold improvements, laboratory equipment and furniture and fixtures, laboratory supplies, employee headcount and rent. Segment operating loss increased $0.5 million to $3.0 million for the six months ended June 30, 2019 compared to $2.5 million for the six months ended June 30, 2018 primarily due to the factors discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible preferred stock and upfront payments from collaboration and licensing arrangements. To date, we have generated approximately $468.4 million from third parties through a combination of financings including the IPO, and preferred stock and convertible note financings, an upfront payment under the Servier Agreement, and additional funding from other strategic alliances and grants.

In May 2019, we entered into a loan and security agreement with Pacific Western Bank (the “Pacific Western Loan Agreement”) pursuant to which we may request advances on a revolving line of credit of up to an aggregate principal of $50.0 million (the “Revolving Line”). The maturity date of the Revolving Line is May 15, 2022.

The Revolving Line bears interest at an annual rate equal to the greater of (i) 1.25% below the prime rate then in effect, or (ii) 4.25% at all times when we maintains a daily balance of cash in its demand deposit accounts at Pacific Western Bank of at least $25.0 million, and the greater of (i) 0.25% above the prime rate then in effect; or (ii) 5.75% at all times when we does not maintain a daily balance of cash in demand deposit accounts at Pacific Western Bank of at least

$25.0 million.  The agreement includes customary representations, warranties and covenants (affirmative and negative).

As of June 30, 2019, there were no borrowings, and we were in compliance with the financial covenants, under the Pacific Western Loan Agreement .

Cash Flows

Our cash and cash equivalents totaled $226.1 million and $125.3 million as of June 30, 2019 and 2018, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(36,482)	$(23,764)
Net cash used in investing activities	(13,219)	(1,747)
Net cash provided by financing activities	172,607	88,052
Increase in cash and cash equivalents	$122,906	$62,541

Cash Flows for the Six Months Ended June 30, 2019

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $36.5 million, primarily consisting of our net loss of $51.2 million as we incurred expenses associated with our CD19 program, platform development and early-stage research, general and administrative expenses, and recognized a change in fair value to the 2019 Notes. In addition, we had non-cash charges of $6.1 million for depreciation and amortization, share-based compensation expense, interest expense and loss on disposal of assets. Net cash used in operating activities was also impacted by $1.2 million in changes in operating assets and liabilities, including $3.9 million in deferred revenue and $0.9 million in other assets, which were partially offset by changes of $2.4 million in accrued expenses, $0.6 million in prepaid expenses, $0.3 million in accounts receivable and $0.2 million in accounts payable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $13.2 million, which was attributable to purchases of property, equipment and software.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $172.7 million, consisting of $130.5 million in proceeds from our IPO, net of issuance costs and the net proceeds from the issuance of our 2019 Notes of $39.5 million.

Debt Obligations

In March 2019, we issued an aggregate principal amount of $39.6 million of 2019 Notes in a private placement transaction.  Upon settlement, the change in fair value of the 2019 Notes was $9.8 million and the accrued interest on the 2019 Notes was $0.2 million.  Pursuant to their terms, the 2019 Notes were settled in 2,921,461 shares of our common stock upon the closing of our IPO at a settlement price of $13.60 per share, which is equal to 85% of the IPO price per share.

In May 2019, we entered into the Pacific Western Loan Agreement pursuant to which we may request advances on a $50.0 million Revolving Line. The maturity date of the Revolving Line is May 15, 2022.  The Revolving Line bears interest at an annual rate equal to the greater of (i) 1.25% below the Prime Rate then in effect, or (ii) 4.25% at all times when we maintain a daily balance of cash in its demand deposit accounts at Pacific Western Bank of at least $25.0 million, and the greater of (i) 0.25% above the prime rate then in effect; or (ii) 5.75% at all times when we do not maintain a daily balance of cash in demand deposit accounts at Pacific Western Bank of at least $25.0 million.  Refer to Note 6 of our Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 for additional information.

Cash Flows for the Six Months Ended June 30, 2018

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $23.8 million, primarily consisting of our net loss of $20.8 million as we incurred expenses associated with research activities on our CD19 program and research activities on other applications for our technology and incurred general and administrative expenses. In addition, we had non-cash charges of $1.4 million for depreciation and amortization, share-based compensation expense and loss on disposal of assets. Net cash used in operating activities was also impacted by $4.3 million in changes in operating assets and liabilities, including $2.6 million in deferred revenue and $3.2 million in prepaid expenses, partially offset by changes of $1.3 million in accrued expenses and $0.2 million in accounts payable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $1.7 million, which was attributable to purchases of property, equipment and software.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $88.1 million, consisting primarily of $88.0 million in proceeds from the issuance of our Series B convertible preferred stock, net of issuance costs.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

In addition to our contractual obligations described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on March 28, 2019 (the “IPO Prospectus”), in May 2019 we entered into the Pacific Western Loan Agreement for a Revolving Line that matures on May 15, 2022.  Refer to Note 6 of our Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 for additional information.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our IPO Prospectus. We have reviewed those critical accounting policies and estimates for the three and six months ended June 30, 2019.  Except for the change to our accounting policy for revenue recognition as a result of adopting ASC 606, there have been no significant changes in our critical accounting policies and estimates disclosed in our IPO prospectus.

We adopted ASC 606 on January 1, 2019, which resulted in a change to our accounting policy for revenue recognition. We used the modified retrospective method and recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balances of deferred revenues and accumulated deficit at January 1, 2019. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. Refer to Note 1 of our Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $226.1 million, or 83.1% of our total assets, at June 30, 2019. Interest income earned on these assets was $1.5 million and $2.1 for the three and six months ended June 30, 2019, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At June 30, 2019, our cash equivalents consisted of money market funds and repurchase agreements that were collateralized by deposits in the form of government securities and obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us and we do not expect significant fluctuations in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not party to any material legal proceedings.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $51.2 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $135.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through an initial public offering of our common stock, private placements of our convertible preferred stock and our development and commercial license agreement dated February 24, 2016, as amended, with Les Laboratoires Servier, which we refer to as the Servier Agreement. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

The process of identifying product candidates and conducting preclinical or greenhouse studies and clinical or field trials is time consuming, expensive, uncertain and takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical or field trials of, and seek marketing approval for, product candidates. In addition, if any therapeutic product candidate that we develop alone or with collaborators obtains marketing approval, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution efforts. Furthermore, with the closing of our IPO, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed, we may be forced to delay, reduce or eliminate current or future research programs, product development activities and/or commercialization efforts.

We expect that our existing cash and cash equivalents, will be sufficient to fund our expected operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

Provisions of our debt instruments may restrict our ability to pursue our business strategies

Our new loan and security agreement with Pacific Western Bank requires us, and any debt instruments we may enter info in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;
•	change our name, location, executive office or executive management, business, fiscal year, or control;
•	complete mergers or acquisitions;
•	incur indebtedness;
•	encumber assets;
•	pay dividends or may other distributions to holders of our capital stock;
•	make specified investments;
•	make capitalized expenditures in excess of $40 million in the aggregate during each fiscal year; and
•	engage in certain transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies.  In addition, we are subject to financial covenants based on minimum cash balances.

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

Investment in biopharmaceutical and agricultural biotechnology product development is a highly speculative endeavor. It entails substantial upfront capital expenditures, and there is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our genome editing platform and the technologies we are using are new and unproven. We have initiated a Phase 1/2a clinical trial in patients with relapsed or refractory (R/R) non-Hodgkin lymphoma (NHL), or R/R B-cell acute lymphoblastic leukemia (B-ALL), but we have not commenced field trials for any of our product candidates from our food platform. We have not yet demonstrated an ability to successfully complete any clinical or field trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

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

Our success depends on our ability to develop and commercialize product candidates using our novel genome editing technology. The novel nature of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, preclinical or greenhouse studies and clinical or field trials. There have been a limited number of clinical trials of products created with genome editing technologies, none of which has utilized our technology, and no therapeutic product candidates created with other genome editing technologies have received marketing approval in the United States or Europe. Because our therapeutic research programs are all in preclinical or early clinical stages, we have not yet been able to thoroughly assess the safety or efficacy of any product candidates in humans. Current or future product candidates may not meet safety and efficacy requirements for continued development or ultimate approval in humans and may cause significant adverse events or toxicities. All of our product candidates are designed to act at the level of DNA, and because animal DNA differs from human DNA, it will be difficult for us to test our therapeutic product candidates in animal models for either safety or efficacy, and any testing that we conduct may not translate to their effects in humans. Moreover, animal models may not exist for some of the targets, diseases or indications that we intend to pursue. Similarly, we and our collaborators have not yet completed field trials for any agricultural product candidates created with our technology. Our product candidates may not be able to properly implement desired genetic edits with sufficient accuracy to be viable therapeutic or agricultural products, and there may be long-term effects associated with them that we cannot predict at this time. Any problems we experience related to the development of our genome editing technology or any of our or our collaborators’ research programs or product candidates may cause significant delays or unanticipated costs, and we may not be able to satisfactorily solve such problems. These factors may prevent us or our collaborators from completing our preclinical or greenhouse studies or any clinical or field trials that we or our collaborators may initiate, or profitably commercializing any product candidates on a timely basis, or at all. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process as we develop and prepare to commercialize product candidates. These factors make it more difficult for us to predict the time, cost and potential success of product candidate development. If our product development activities take longer or cost more than anticipated, or if they ultimately are not successful, it would materially adversely affect our business and results of operations.

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

Our product candidates currently undergoing clinical trials and other product candidates we may identify may never be approved. Failure to successfully identify and develop new product candidates and obtain regulatory approvals for our products would have a material adverse effect on our business and financial condition and could cause us to cease operations.

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

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage if we or our collaborators successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liabilities to which we may become subject.

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

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory agency may not be indicative of what any other regulatory agency may require for approval, and there has historically been substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. Specifically, certain human clinical trials for cell therapy products and gene therapy had historically been subject to review by the Recombinant DNA Advisory Committee, or the RAC, of the National Institutes of Health, or NIH, Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines.  While this RAC review is no longer required, under the NIH Guidelines, supervision of human gene transfer trials including evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution, is still required. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Even though we may not be required to submit a protocol for our gene therapy product candidates through the NIH for RAC review, we will still be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.

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

Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We have initiated a Phase 1/2a clinical trial in patients with relapsed or refractory, or R/R, B-cell precursor acute lymphoblastic leukemia or R/R non-Hodgkin lymphoma. We do not know whether current or planned clinical trials will need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:

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
•

insufficient or inadequate supply or quality of product candidates or other materials, including identification of lymphocyte donors meeting regulatory standards necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

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

We expect our manufacturing strategy for one or more of our product candidates may involve the use of contract manufacturing organizations, or CMOs, as well as our newly opened manufacturing facility, the MCAT. We believe that development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes and help us achieve better long-term margins. The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of, and are currently completely dependent on, our contract manufacturing partners for compliance with cGMP, for the manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Failure to achieve operating efficiencies from our MCAT may require us to devote additional resources and management time to manufacturing operations and may delay our product development timelines.

We have leased approximately 17,300 square feet of space for our manufacturing facility, MCAT, at a location approximately seven miles from our headquarters in Durham, North Carolina.  We intend to use this new manufacturing center opened in July 2019 to create clinical trial material for our Phase 1/2 clinical trials in 2020. We may not experience the anticipated operating efficiencies as we commence manufacturing. Any delays in manufacturing may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. Should we fail to comply with cGMP requirements, the opening of our manufacturing facility will be delayed. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

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

Patient enrollment may also be affected by many factors, including:

•	severity and difficulty of diagnosing of the disease under investigation;
•	size of the patient population and process for identifying subjects;
•	eligibility and exclusion criteria for the trial in question;
•	our or our collaborators’ ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	design of the trial protocol;
•	availability and efficacy of approved medications or therapies, or other clinical trials, for the disease or condition under investigation;
•	perceived risks and benefits of the product candidate under trial or testing, or of the application of genome editing to human indications;
•	availability of genetic testing for potential patients;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	ability to obtain and maintain subject consent;
•	risk that enrolled subjects will drop out before completion of the trial;
•	ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

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

The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results from later preclinical studies or clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks at later stages of development after achieving positive results in early stages of development, and we may face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval.  With the exception of our allogeneic anti-CD19 CAR T product candidate, which has undergone only minimal human testing, our gene editing technology and our product candidates have never undergone testing in humans and have only been tested in a limited manner in animals, and results from animal studies may not be predictive of clinical trial results. Even if product candidates progress to clinical trials, these product candidates may fail to show the safety and efficacy in clinical development required to obtain regulatory approval, despite the observation of positive results in animal studies. Our or our collaborators’ failure to replicate positive results from early research programs and preclinical or greenhouse studies may prevent us from further developing and commercializing those or other product candidates, which would limit our potential to generate revenues from them and harm our business and prospects.

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

We are subject to federal, state and non-U.S. healthcare and privacy laws and regulations relating to our business and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a framework for certain patients with life-threatening diseases or conditions to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

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

Even if products we develop alone or with collaborators receive regulatory approval, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals received for such products may also be subject to limitations on the approved indicated uses for which they may be marketed or to the conditions of approval or contain requirements for potentially costly post-marketing testing and surveillance studies. For example, the holder of an approved BLA in the United States is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. Similarly, in the EU, pharmacovigilance obligations are applicable to all medicinal products. In addition to those, holders of a marketing authorization for gene or cell therapy products must detail, in their application, the measures they envisage to ensure follow-up of the efficacy and safety of these products. In cases of particular concern, marketing authorization holders for gene or cell therapy products in the EU may be required to design a risk management system with a view to identifying, preventing or minimizing risks and may be obliged to carry out post-marketing studies. In the United States, the holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Similar provisions apply in the EU. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Similarly, in the EU any promotion of medicinal products is highly regulated and, depending on the specific jurisdiction involved, may require prior vetting by the competent national regulatory authority.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing, or distribution of biopharmaceutical or other commercial products. To achieve commercial success for any approved products for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, certain product candidates if and when they are approved.

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

On May 4, 2018, the USDA issued a proposed rule implementing the National Bioengineered Food Disclosure Standard, with a proposed compliance date of January 1, 2020. Under this proposed rule, the label of a bioengineered, or BE, food must include a disclosure that the food is a BE food or contains a BE ingredient, with certain exceptions. This proposed rule defines BE food as “a food that contains genetic material that was has been modified through in vitro recombinant deoxyribonucleic acid, or DNA, techniques and for which the modification could not otherwise be obtained through conventional breeding or found in nature,” except in the case of an incidental additive present in food at an insignificant level and that does not have any technical or functional effect in the food. If this proposed rule is passed and products developed by our collaborators based on our ARCUS technology are required to be labeled “BE,” consumer perception of these products may be adversely affected.

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

As of June 30, 2019, we had 171 employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Our future success depends on our ability to retain our Chief Executive Officer, Chief Scientific Officer, Chief Technology Officer, Chief Medical Officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams, including Matthew Kane, our Chief Executive Officer, Derek Jantz, our Chief Scientific Officer, Jeff Smith, our Chief Technology Officer, and Christopher Heery, our Chief Medical Officer. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time upon thirty days’ written notice. We maintain a $1 million “key man” life insurance policy for our benefit on each of the lives of Drs. Jantz and Smith, but not on the lives of any of our other team members. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of June 30, 2019, we had cash and cash equivalents of $226.1 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash and cash equivalents since June 30, 2019, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of August 8, we had 50,630,932 shares of common stock outstanding.  Of these shares, 41,545,932 shares are currently restricted under securities laws or as a result of lock-up or other agreements.

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

Based on their beneficial ownership following our IPO, our executive officers, directors, current 5% or greater stockholders and affiliated entities beneficially own approximately 35.3% of the outstanding shares of our common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	4/1/2019

4.2	Amended and Restated Investors’ Rights Agreement among Precision BioSciences, Inc. and certain of its stockholders and the holders of the 2019 Notes, dated May 25, 2018, as amended	S-1/A	333-230034	4.2	3/18/2019

10.1	Loan and Security Agreement, dated May 15, 2019, among Precision Biosciences, Inc., Elo Life Systems, Inc. and Pacific Western Bank	8-K	001-38841	10.1	5/20/2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

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

Company Name

Date: August 14, 2019	By:	/s/ Matthew Kane
Matthew Kane
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: August 14, 2019	By:	/s/ Abid Ansari
Abid Ansari
Chief Financial Officer (principal financial officer)