Form 10-Q
period 2019-09-30
PRECISION BIOSCIENCES INC
filed 2019-11-12
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38841

Precision BioSciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4206017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
302 East Pettigrew St., Suite A-100 Durham, North Carolina	27701
(Address of principal executive offices)	(Zip Code)

(919) 314-5512

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 6, 2019, the registrant had 50,787,317 shares of common stock, $0.000005 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, planned preclinical or greenhouse studies and clinical or field trials, the status and results of our preclinical and clinical studies, expected release of interim data, expectations regarding our allogeneic chimeric antigen receptor T cell immunotherapy product candidates, capabilities of our manufacturing facility, regulatory approvals, research and development costs, expected results and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct.  Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

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

•	the success of our existing collaboration agreements; our ability to enter into new collaboration arrangements;

•	public perception about genome editing technology and its applications;
•	competition in the genome editing, biopharmaceutical, biotechnology and agricultural biotechnology fields;
•	potential manufacturing problems associated with any of our product candidates;
•	pending and potential liability lawsuits and penalties related to our technology and our product candidates; and
•	our current and future relationships with third parties.

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

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$206,265	$103,193
Accounts receivable	250	523
Prepaid expenses	10,738	8,913
Other current assets	2,248	3,046
Total current assets	219,501	115,675
Property, equipment, and software—net	38,959	21,147
Intangible assets—net	1,446	1,466
Other assets	392	312
Total assets	$260,298	$138,600
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,465	$2,218
Accrued compensation	2,961	965
Accrued clinical and research and development expenses	3,556	1,569
Accrued other expenses and other current liabilities	1,977	887
Deferred revenue	10,767	8,436
Total current liabilities	23,726	14,075
Deferred revenue—noncurrent	77,887	82,807
Deferred rent—noncurrent	2,897	1,758
Total liabilities	104,510	98,640
Commitments and contingencies (Note 4)
Stockholders’ equity:
Series A convertible preferred stock; $0.0001 par value—25,650,000 shares authorized, issued and outstanding as of December 31, 2018	—	3
Series B convertible preferred stock; $0.0001 par value— 21,956,100 shares authorized; 21,956,095 shares issued and outstanding as of December 31, 2018	—	2
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of September 30, 2019 and no shares authorized as of December 31, 2018; no shares issued and outstanding as of September 30, 2019	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized, 51,470,176 shares issued and 50,659,704 shares outstanding as of September 30, 2019; 130,000,000 shares authorized, 16,717,117 shares issued and 15,906,645 shares outstanding as of December 31, 2018	—	—
Additional paid-in capital	312,891	126,094
Accumulated deficit	(156,151)	(85,187)
Treasury stock	(952)	(952)
Total stockholders’ equity	155,788	39,960
Total liabilities and stockholders’ equity	$260,298	$138,600

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$4,865	$2,541	$15,716	$5,943
Operating expenses
Research and development	19,791	9,737	62,512	28,723
General and administrative	7,052	3,251	18,547	9,027
Total operating expenses	26,843	12,988	81,059	37,750
Loss from operations	(21,978)	(10,447)	(65,343)	(31,807)
Other income (expense), net:
Change in fair value of convertible note payable	—	—	(9,758)	—
Interest expense	—	—	(182)	—
Interest income	1,236	691	3,322	1,213
Total other income (expense), net	1,236	691	(6,618)	1,213
Net loss and net loss attributable to common stockholders	$(20,742)	$(9,756)	$(71,961)	$(30,594)
Net loss per share attributable to common stockholders- basic and diluted	$(0.41)	$(0.62)	$(1.85)	$(1.94)
Weighted average shares of common stock outstanding- basic and diluted	50,623,665	15,816,748	39,002,304	15,751,091

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance- January 1, 2019	25,650,000	$3	21,956,095	$2	16,717,117	$—	$126,094	$(85,187)	$(952)	$39,960
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	—	—	—	997	—	997
Stock option exercises	—	—	—	—	145,975	—	107	—	—	107
Share-based compensation expense	—	—	—	—	—	—	1,549			1,549
Net loss	—	—	—	—	—	—	—	(31,783)	—	(31,783)
Balance- March 31, 2019	25,650,000	$3	21,956,095	$2	16,863,092	$—	$127,750	$(115,973)	$(952)	$10,830
Conversion of convertible preferred stock into common stock upon initial public offering	(25,650,000)	(3)	(21,956,095)	(2)	22,301,190	—	5	—	—	—
Issuance of common stock upon conversion of convertible notes	—	—	—	—	2,921,461	—	49,490	—	—	49,490
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	—	—	9,085,000	—	130,543	—	—	130,543
Stock option exercises	—	—	—	—	230,272	—	272			272
Share-based compensation expense	—	—	—	—	—	—	2,279	—	—	2,279
Net loss	—	—	—	—	—	—	—	(19,436)	—	(19,436)
Balance- June 30, 2019	—	$—	—	$—	51,401,015	$—	$310,339	$(135,409)	$(952)	$173,978
Stock option exercises	—	—	—	—	69,161	—	61			61
Share-based compensation expense	—	—	—	—	—	—	2,491	—	—	2,491
Net loss	—	—	—	—	—	—	—	(20,742)	—	(20,742)
Balance- September 30, 2019	—	$—	—	$—	51,470,176	$—	$312,891	$(156,151)	$(952)	$155,788

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance- January 1, 2018	25,650,000	$3	—	$—	16,496,801	$—	$13,691	$(39,111)	$(952)	$(26,369)
Stock option exercises	—	—	—	—	29,802	—	20	—	—	20
Share-based compensation expense	—	—	—	—	—	—	189	(38)	—	151
Net loss	—	—	—	—	—	—	—	(9,012)	—	(9,012)
Balance- March 31, 2018	25,650,000	$3	—	$—	16,526,603	$—	$13,900	$(48,161)	$(952)	$(35,210)
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	17,579,843	2	—	—	87,824	—	—	87,826
Stock option exercises	—	—	—	—	65,449	—	62	—	—	62
Share-based compensation expense	—	—	—	—	—	—	254	—	—	254
Net loss	—	—	—	—	—	—	—	(11,826)	—	(11,826)
Balance- June 30, 2018	25,650,000	$3	17,579,843	$2	16,592,052	$—	$102,040	$(59,987)	$(952)	$41,106
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	4,376,252	—	—	—	21,917	—	—	$21,917
Stock option exercises	—	—	—	—	44,763	—	27	—	—	27
Share-based compensation expense	—	—	—	—	—	—	292	—	—	292
Net loss	—	—	—	—	—	—	—	(9,756)	—	(9,756)
Balance- September 30, 2018	25,650,000	$3	21,956,095	$2	16,636,815	$—	$124,276	$(69,743)	$(952)	$53,586

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(71,961)	$(30,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,508	1,555
Share-based compensation	6,319	697
Loss on disposal of assets	22	8
Non-cash interest expense	182	—
Change in fair value of convertible notes payable	9,758	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,826)	(8,634)
Accounts receivable	273	(6,523)
Other assets and other current assets	(601)	(349)
Accounts payable	597	953
Accrued other expenses and other current liabilities	4,862	2,780
Deferred revenue	(1,592)	1,296
Net cash used in operating activities	(50,459)	(38,811)
Cash flows from investing activities:
Acquisition of license rights	—	(1,400)
Purchases of property, equipment and software	(19,137)	(4,407)
Proceeds from disposal of assets	—	15
Net cash used in investing activities	(19,137)	(5,792)
Cash flows from financing activities:
Proceeds from stock option exercises	440	109
Issuance of Series B convertible preferred stock, net of issuance costs	—	109,741
Deferred offering costs	(2,507)	(481)
Issuance of convertible notes	39,550	—
Proceeds from IPO, net of underwriting discounts and commissions	135,185	—
Net cash provided by financing activities	172,668	109,369
Net increase in cash and cash equivalents	103,072	64,766
Cash and cash equivalents—beginning of period	103,193	62,802
Cash and cash equivalents —end of period	$206,265	$127,568

Supplemental disclosures of noncash financing and investing activities:
Common stock issued on conversion of convertible notes	$49,490	$—
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$3,524	$2,187
Deferred offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$857

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Precision BioSciences, Inc. (the “Company”) was incorporated on January 26, 2006 under the laws of the State of Delaware and is based in Durham, North Carolina. The Company is focused on utilizing its proprietary genome editing platform to help overcome cancers, cure genetic diseases and enable the development of safer, more productive food sources.

The Company’s 100% owned subsidiary, Precision PlantSciences, Inc., was incorporated on January 4, 2012. Precision PlantSciences, Inc. amended its certificate of incorporation on January 16, 2018 to change its name to Elo Life Systems, Inc.  Elo Life Systems Australia Pty Ltd was incorporated on May 29, 2018 as a 100% owned subsidiary of Elo Life Systems, Inc.  Additionally, the Company’s 100% owned subsidiary Precision BioSciences UK Limited was incorporated on June 17, 2019.  The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

On April 1, 2019, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 9,085,000 shares of its common stock at a public offering price of $16.00 per share and received approximately $130.5 million in net proceeds, after deducting underwriting discounts and commission of approximately $10.2 million and issuance costs of approximately $4.6 million.

In connection with the IPO, on March 15, 2019 the Company effected a reverse split of shares of the Company’s common stock on a 1-for-2.134686 basis (the “Reverse Stock Split”) of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for the Company’s Series A and Series B preferred stock.  Accordingly, all common shares, stock option shares, and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this Reverse Stock Split and adjustment of the preferred stock conversion ratios.

Authorized common shares were not affected by the Reverse Stock Split.  Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 22,301,190 shares of common stock at the applicable ratio then in effect and the outstanding convertible promissory notes including accrued interest were settled into 2,921,461 shares of common stock (see Note 5).  Subsequent to the closing of the IPO, there were no shares of Series A or Series B convertible preferred stock or convertible promissory notes outstanding.

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

Reclassifications

Certain reclassifications have been made to the presentation of amounts in our Condensed Consolidated Balance Sheet as of September 30, 2019 to conform to the prior year presentation. Specifically, certain current liabilities were reclassified from accrued expenses and other current liabilities and are now presented separately on our Condensed Consolidated Balance Sheets.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2019 and consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 and the consolidated cash flows for the nine months ended September 30, 2019 and 2018, have been made. The Company’s consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Summary of Significant Accounting Policies

Revenue Recognition for Contracts with Customers

The Company’s revenues are generated primarily through collaborative research, license, development and commercialization agreements.

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue: Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning on January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The Company applied the modified retrospective transition method to contracts that were not completed as of January 1, 2019. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company evaluates the performance obligations promised in the contract that are based on goods and services that will be transferred to the customer and determines whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. Goods or services that meet these criteria are considered distinct performance obligations. If both these criteria are not met, the goods and services are combined into a single performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options.  The Company assesses if these options provide a material right to the customer and if so, these options are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

Amounts received prior to revenue recognition are recorded as deferred revenue.  Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in the accompanying condensed consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – noncurrent. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets in the Other current assets line item in the condensed consolidated balance sheets.

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

For a complete discussion of accounting for collaboration revenues, see Note 8, “Collaboration and license agreements.”

Recent Accounting Pronouncements

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

A summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment is set forth in the table below:

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Deferred revenue - current liabilities	$8,029	$407	$8,436
Deferred revenue - noncurrent liabilities	82,217	590	82,807
Accumulated deficit	(84,190)	(997)	(85,187)

A summary of the amount by which each financial statement line item was affected in the current reporting period by ASC 606 as compared with the guidance that was in effect prior to adoption is set forth in the tables below:

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of September 30, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Deferred revenue - current liabilities	10,767	1,433	12,200
Deferred revenue - noncurrent liabilities	77,887	888	78,775
Accumulated deficit	(156,151)	2,321	(153,830)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2019			Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2019
(in thousands, except per share data)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Revenue	$4,865	$(218)	$4,647	$15,716	$(1,324)	$14,392
Net loss	(20,742)	(218)	(20,960)	(71,961)	(1,324)	(73,285)
Net loss per share - basic and diluted	(0.41)	(0.00)	(0.41)	(1.85)	(0.03)	(1.88)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Net loss	$(71,961)	$(1,324)	$(73,285)
Changes in deferred revenue	(1,592)	1,324	(268)

During the nine months ended September 30, 2019, the Company recorded $6.4 million in revenue that was included in deferred revenue as of December 31, 2018.  The most significant change to the Company’s revenue recognition as a result of the adoption of ASC 606 relates to the accounting for certain option fees and milestone payments in determining the transaction price (step (iii)), and the revenue recognition pattern (step (v)) related to the Company’s development and commercial license agreement with Laboratoires Servier (“Servier”) (see Note 8). Under ASC 605, the option fees payable by the Company to exercise the 50/50 co-development and co-promotion option was accounted for as a reduction in the arrangement consideration, and certain development milestones that may be earned for early-stage pre-IND development milestones were included in the arrangement consideration as the early-stage pre-IND development milestones were deemed to be non-substantive. Under ASC 606, the option fees were not accounted for as a reduction in the transaction price as the option fees are contingent upon Servier’s exercise of its commercial

(customer) options on licensed product candidates, and the milestone payments were excluded from the transaction price based on the assessment of the most likely amount and application of the variable consideration constraint, since the milestones relate to successful achievement of certain developmental goals, which might not be achieved. In addition, under ASC 605, the Company recognized revenue on a straight‑line basis over the period the Company expected to complete its obligations. Under ASC 606, the Company recognizes revenue based on the proportional performance of the services related to the performance obligation expected. For further discussion of the adoption of ASC 606 see Note 8, “Collaboration and license agreements.”

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

NOTE 2:	STOCKHOLDERS’ EQUITY

Capital Structure

Upon the closing of the IPO, all of the Company’s outstanding shares of the Series A and Series B convertible preferred stock automatically converted into 22,301,190 shares of common stock and the Company’s outstanding convertible promissory notes including accrued interest converted into 2,921,461 shares of common stock at the applicable conversion ratio. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

On April 1, 2019, the Company filed an amendment to its amended and restated certificate of incorporation pursuant to which, among other things, the Company increased its authorized shares to 210,000,000 shares of capital stock, of which 200,000,000 shares were designated as $0.000005 par value common stock and 10,000,000 shares were designated as $0.0001 par value preferred stock.

NOTE 3:	STOCK OPTIONS

Under the terms of its stock option plans, the Company’s board of directors may grant stock options to employees, directors and service providers. The Company granted stock options under the 2006 Stock Incentive Plan (“2006 Plan”) until April 2015 when the 2015 Stock Incentive Plan (“2015 Plan”) was adopted. The 2006 Plan expired in 2016 and there are no remaining shares available to be granted under the 2006 Plan. There were 1,397,203 stock options outstanding under the 2006 Plan as of September 30, 2019.

Upon adoption of the 2015 Plan, there were 5,270,095 shares of common stock reserved for issuance. In May 2018, the Company amended the 2015 Plan to increase the number of shares reserved for issuance to 8,211,980. The 2015 Plan had 6,111,373 stock options outstanding as of September 30, 2019. The Company’s board of directors determines the terms of stock options granted under the 2015 Plan, including option exercise prices and vesting.

On March 12, 2019, the Company’s board of directors adopted, and the Company’s stockholders approved the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019. On March 27, 2019, the Company ceased granting new awards under the 2015 Plan.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards initially equal to 4,750,000 shares of common stock.  The 2019 Plan includes an annual increase of common stock shares on the first day of each calendar year beginning January 1, 2020 and ending on January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors (but no more than 5,000,000 shares may be issued upon the exercise of incentive stock options), plus any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused.  The 2019 Plan had 1,539,054 stock options outstanding as of September 30, 2019.

The 2019 ESPP provides for the option to purchase initially up to 525,000 shares of the Company’s common stock plus an annual increase on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors, provided that no more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date.  The first ESPP offering period commenced on October 21, 2019 and will end on February 29, 2020.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee	$2,328	$292	$5,905	$690
Nonemployee	163	-	414	7
	$2,491	$292	$6,319	$697

Share-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$1,615	$224	$4,131	$502
General and administrative	876	68	2,188	195
	$2,491	$292	$6,319	$697

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The Company granted 2,115,331 stock options for the nine months ended September 30, 2019. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	68.13%	68.16%
Weighted-average risk-free interest rate	1.74%	2.08%
Expected life of options (in years)	6.81	6.60
Weighted-average fair value per option	$7.57	$8.20

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

The following table summarizes activity in the Company’s stock option plans for the nine months ended September 30, 2019:

	Outstanding Option Shares	Weighted- Average Exercise Price
Balance as of January 1, 2019	7,763,464	$5.00
Granted	2,115,331	12.48
Exercised	(445,408)	0.99
Forfeited/canceled	(385,757)	10.46
Balance as of September 30, 2019	9,047,630	6.72

The intrinsic value of stock options exercised was $5.3 million and $1.0 million during the nine months ended September 30, 2019 and 2018, respectively.

There was approximately $30.3 million of total unrecognized compensation cost related to unvested stock options as of September 30, 2019, which is expected to be recognized over a weighted-average period of 3.11 years.

NOTE 4:	COMMITMENTS AND CONTINGENCIES

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

The following is a schedule of future minimum lease payments for all leases as of September 30, 2019 (in thousands):

Operating Leases
Remainder of 2019	$659
2020	2,690
2021	2,635
2022	2,718
2023	2,795
2024 and beyond	3,742

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

NOTE 5:	DEBT

In March 2019, the Company entered into a note purchase agreement pursuant to which it sold and issued an aggregate of $39.6 million of convertible promissory notes (the “2019 Notes”).

The 2019 Notes accrued interest at a rate of 6% per annum.  The 2019 Notes were settled in 2,921,461 shares of common stock in connection with the closing of the Company’s IPO (see Note 1) at a settlement price of $13.60 per share (equal to 85% of the IPO price per share).

On issuance, the Company elected to account for the 2019 Notes at fair value with any changes in fair value being recognized through the condensed consolidated statements of operations until the 2019 Notes are settled. The fair value of the 2019 Notes was determined to be $39.6 million on issuance and $49.4 million as of April 1, 2019, the settlement date. For the nine months ended September 30, 2019, the Company recognized $9.8 million of expense as changes in fair value and $0.2 million of interest expense.

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

There were no borrowings, and the Company was in compliance with its financial covenants, under the Pacific Western Loan Agreement as of September 30, 2019.

NOTE 6:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2019 as the Company incurred losses for the nine months ended September 30, 2019 and is forecasting additional losses through the remainder of fiscal year ending December 31, 2019, resulting in an estimated net loss for both financial statement and tax purposes for the year ended December 31, 2019. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

As of September 30, 2019, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

NOTE 7:	FAIR VALUE MEASUREMENTS

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

As of September 30, 2019 and December 31, 2018, the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations.

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

September 30, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,227	$1,227	$—	$—
Repurchase agreements	201,000	—	201,000	—
	$202,227	$1,227	$201,000	$—

December 31, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$781	$781	$—	$—
Repurchase agreements	94,500	—	94,500	—
	$95,281	$781	$94,500	$—

NOTE 8:	COLLABORATION AND LICENSE AGREEMENTS

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

During the nine months ended September 30, 2019 and 2018, the Company recognized revenue under the agreement with Servier of approximately $4.4 million and $4.3 million, respectively. Deferred revenue related to the agreement with Servier amounted to $83.8 million and $88.6 million as of September 30, 2019 and December 31, 2018, respectively, of which $5.9 million and $5.8 million, respectively is included in current liabilities. No development or sales-based milestone payments were received during the nine months ended September 30, 2019 and 2018.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the promises in the agreement represent transactions with a customer. The Company has concluded that the agreement with Gilead contains the following promises: (i) a development license; (ii) performance of early-stage R&D services, including technology transfer services, iii) JSC and JRDC participation, and (iv) regulatory responsibilities related to non-clinical and chemistry, manufacturing and control (“CMC”) reports. The Company determined that the license and R&D services were not distinct from each other, as the license and R&D services are highly interdependent upon one another. Participation on the JSC and JRDC to oversee the research and development activities are combined into the single performance obligation as these activities are highly interdependent with the other R&D services. The regulatory responsibilities related to non-clinical and CMC filings do not represent separate performance obligations based on their dependence on the research and development efforts. As such, the Company determined that these promises should be combined into a single performance obligation.

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

During the nine months ended September 30, 2019 and 2018, the Company recognized revenue under the agreement with Gilead of approximately $10.0 million and $0.7 million, respectively. Deferred revenue related to the agreement with Gilead amounted to $4.9 million and $2.3 million as of September 30, 2019 and December 31, 2018, respectively, of which $4.9 million and $2.3 million, respectively is included in current liabilities. No development or sales-based milestone payments were received during the nine months ended September 30, 2019.

NOTE 9:	SEGMENT REPORTING

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

Segment operating loss is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are directly attributable to the reportable segment (including directly attributable research and development and property, equipment, and software expenditures).  For the nine months ended September 30, 2018, the Company allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount.  In January 2019, the Food segment moved into a new leased facility at Research Triangle Park, North Carolina. The Company has determined that the Food segment is no longer deriving benefit from the Company’s centralized research and development expenditures, thus all these expenditures are allocated to the Therapeutics segment for the nine months ended September 30, 2019. The reportable segment and centralized research and development operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment, and software and procuring services from CROs, CMOs, and research organizations.

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

Presented below is the financial information with respect to the Company’s reportable segments:

	Three Months Ended September 30,
(in thousands)	2019	2018
Revenue:
Therapeutics	$4,719	$2,115
Food	146	426
Total segment revenue	4,865	2,541
Segment operational cash expenditures:
Therapeutics	$14,290	$11,727
Food	1,942	857
Total segment operational cash expenditures	16,232	12,584
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$4,081	$2,387
Food	—	597
Total allocation of centralized research and development operational cash expenditures	4,081	2,984
Segment operating loss:
Therapeutics	$(13,652)	$(11,999)
Food	(1,796)	(1,028)
Total segment operating loss	(15,448)	(13,027)
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	$(6,581)	$(3,719)
Interest income received	(1,236)	(691)
Depreciation and amortization	(1,401)	(584)
Share-based compensation	(2,491)	(292)
Changes in prepaid expenses, accounts payable and accrued expenses	5,179	7,866
Total consolidated loss from operations	$(21,978)	$(10,447)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Revenue:
Therapeutics	$14,357	$5,009
Food	1,359	934
Total segment revenue	15,716	5,943
Segment operational cash expenditures:
Therapeutics	$42,072	$25,903
Food	6,126	2,590
Total segment operational cash expenditures	48,198	28,493
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$10,952	$6,329
Food	—	1,830
Total allocation of centralized research and development operational cash expenditures	10,952	8,159
Segment operating loss:
Therapeutics	$(38,667)	$(27,223)
Food	(4,767)	(3,486)
Total segment operating loss	(43,434)	(30,709)
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	$(24,726)	$(8,397)
Interest income received	(3,322)	(1,213)
Depreciation and amortization	(3,508)	(1,555)
Share-based compensation	(6,319)	(697)
Loss on disposal of assets	(22)	(8)
Changes in prepaid expenses, accounts payable and accrued expenses	15,988	10,772
Total consolidated loss from operations	$(65,343)	$(31,807)

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

Overview

We are a genome editing company dedicated to improving life (DTIL) through our proprietary genome editing platform, “ARCUS.” We leverage ARCUS in the development of our product candidates, which are designed to treat human diseases and create healthy and sustainable food and agricultural solutions. We are actively developing product candidates in three innovative areas: allogeneic CAR T cell immunotherapy, in vivo gene correction, and food. In November 2018, the U.S. Food and Drug Administration, or FDA, accepted our investigational new drug, or IND, application for our first gene-edited allogeneic CAR T cell candidate targeting CD19, PBCAR0191, developed in collaboration with Laboratoires Servier (“Servier”). On April 15, 2019, we initiated dosing of PBCAR0191 in our Phase 1/2a clinical trial in adult patients with relapsed or refractory (“R/R”) non-Hodgkin lymphoma (“NHL”) or R/R B-cell precursor acute lymphoblastic leukemia (“B-ALL”). Made from donor-derived T cells modified using Precision’s ARCUS genome editing technology, PBCAR0191 recognizes the tumor cell surface protein CD19, an important and validated target in several B-cell cancers, and is designed to avoid graft-versus-host disease, a significant complication associated with donor-derived, cell-based therapies. We believe this trial is the first U.S.-based clinical trial to evaluate an allogeneic CAR T therapy for R/R NHL. The trial is designed to assess safety and tolerability of PBCAR0191 at increasing dose levels, with secondary objectives including evaluation of anti-tumor activity. Dosing of subjects continues to progress as planned. We believe our proprietary, one-step engineering process for producing allogeneic CAR T cells at large scale in a cost-effective manner will enable us to overcome the fundamental challenges of manufacturing that have limited the CAR T field to date.

On November 6, 2019, we announced that initial results from the ongoing Phase 1/2a trial of PBCAR0191 will be presented during the 61st Annual Meeting of the American Society of Hematology (“ASH”) in Orlando, Florida, December 7, 2019 through December 10, 2019. The abstract outlining initial data from patients treated with PBCAR0191 at Dose Level 1 has been made accessible on the ASH conference website. Data in the abstract include results as of the cutoff date of August 1, 2019 for three patients with advanced NHL treated at Dose Level 1. No significant toxicities were observed, including no serious adverse events and no dose-limiting toxicities. All patients had a minimum follow-up of 28 days (median 60 days). Two of the three patients experienced an objective tumor response by Lugano criteria, at day 14 and day 28, respectively. The third patient, who had previously progressed following treatment with axicabtagene ciloleucel (Yescarta®), an approved anti-CD19 autologous CAR T therapy, had not met the definition of response, but demonstrated evidence of central necrosis, decreased tumor size, and decreased PET-avidity at day 28, in the context of post-infusion tumor site pain and mild CRS symptoms. Peripheral blood analysis for CAR T cell expansion has identified preliminary evidence of cell expansion.

In September 2019, the FDA accepted our IND application for our second allogeneic CAR T cell therapy product candidate, PBCAR20A, which is expected to enter a Phase 1/2a clinical trial in the fourth quarter of 2019, with initial data expected in 2020. PBCAR20A is wholly owned by us and targets the validated tumor cell surface target CD20. It will be investigated in subjects with NHL, chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL).  The study will include patients with NHL, of which a subset will have the diagnosis of mantle cell lymphoma (MCL).  We have received Orphan Drug Designation for MCL and plan to pursue this indication.

In July 2019, we opened our Manufacturing Center for Advanced Therapeutics (“MCAT”), an in-house current good manufacturing practice (cGMP) compliant manufacturing facility dedicated to genome-edited, off-the-shelf CAR T cell therapy and gene therapy products.  MCAT will enable in-house production of three different drug substances: allogeneic CAR T cells, messenger RNA (including formulations development) and adeno-associated viral vectors. We intend to use this new manufacturing center to create clinical trial material for our planned Phase 1/2 clinical trials in 2020.  In the longer term, we believe MCAT has the potential to be a commercial launch facility with the capacity to generate up to 10,000 doses of CAR T cell therapies and 4,000 doses of gene therapies per year.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily with proceeds from the sale of our convertible preferred stock and upfront payments from licensing arrangements. To date, we have generated approximately $475.4 million from third parties through a combination of financings including through our IPO, preferred stock and convertible note financings, an upfront payment under the Servier Agreement and additional funding from other strategic alliances and grants.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. Our net losses were $72.0 million and $30.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $156.2 million.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates. These include the following:

•	salaries, benefits and other related costs, including share-based compensation expense, for personnel engaged in research and development functions;
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

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$3,865	$9,130	$(5,265)
CD20 external development costs	8,984	—	$8,984
Platform development, early-stage research and unallocated expenses:
Employee-related costs	18,826	10,060	8,766
Laboratory supplies and services	9,463	2,485	6,978
Outsourced research and development	10,034	4,031	6,003
CMOs and research organizations	3,488	—	3,488
Laboratory equipment and maintenance	1,099	365	734
Facility-related costs	2,166	937	1,229
Depreciation and amortization	2,705	1,208	1,497
Other research and development costs	1,882	507	1,375
Total research and development expenses	$62,512	$28,723	$33,789

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we continue the Phase 1/2a clinical trial for our CD19 product candidate, develop a Phase 1/2a clinical trial for our CD20 product candidate, and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of future clinical trials of our CD19 and CD20 product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our CD19 and CD20 product candidates, and any other our product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of our CD19 and CD20 product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in our executive, finance, business development, operations and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued research activities and development of product candidates.  We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with The Nasdaq Stock Market LLC, or Nasdaq, and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and September 30, 2018, together with the changes in those items in dollars:

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
Revenue	$4,865	$2,541	$2,324
Operating expenses:
Research and development	19,791	9,737	10,054
General and administrative	7,052	3,251	3,801
Total operating expenses	26,843	12,988	13,855
Loss from operations	(21,978)	(10,447)	(11,531)
Other income (expense), net:
Interest income	1,236	691	545
Total other income (expense), net	1,236	691	545
Net loss	$(20,742)	$(9,756)	$(10,986)

Revenue

Revenue for the three months ended September 30, 2019 was $4.9 million, compared to $2.5 million for the three months ended September 30, 2018. The increase of $2.4 million in revenue during the three months ended September 30, 2019 was primarily the result of an increase of $2.7 million in research funding received from Gilead offset by a decrease of $0.2 million in license fees from a joint development collaboration as the multi-year agreement to provide services thereunder ended in the three months ended September 30, 2019.

Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$1,197	$2,718	$(1,521)
CD20 external development costs	1,473	—	1,473
Platform development, early-stage research and unallocated expenses:
Employee-related costs	6,788	3,605	3,183
Laboratory supplies and services	3,446	1,092	2,354
Outsourced research and development	2,001	1,266	735
CMOs and research organizations	1,743	—	1,743
Laboratory equipment and maintenance	513	138	375
Facility-related costs	875	377	498
Depreciation and amortization	1,092	451	641
Other research and development costs	663	90	573
Total research and development expenses	$19,791	$9,737	$10,054

Research and development expenses for the three months ended September 30, 2019 were $19.8 million, compared to $9.7 million for the three months ended September 30, 2018. The increase of $10.1 million was primarily due to platform development and early-stage research expenses. The decrease of $1.5 million in CD19 direct research and development expenses, primarily driven by lower spending on CMO costs, was offset by an increase of $1.5 million in CD20 direct research and development expenses, primarily driven by an increase in CMO and research organization costs as we prepare to enter a planned Phase 1/2a clinical trial. Platform development and early-stage research and unallocated expenses increased primarily due to $3.2 million of additional employee-related costs associated with increased headcount to support our technology platform development and manufacturing capabilities, a $2.4 million increase in laboratory supplies and services, a $1.7 million increase in CMO and research organization spending, an aggregate $1.5 million increase in laboratory equipment and maintenance, facility-related costs and depreciation and amortization, and a $0.7 million increase in outsourced research and development spending in the three months ended September 30, 2019 compared to the similar period in 2018.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended September 30, 2019 compared to $3.3 million for the three months ended September 30, 2018. The increase of $3.8 million was primarily due to an increase of $2.0 million in employee-related costs as we increased our general and administrative headcount.  General and administrative expenses also increased due to costs required to meet our growing infrastructure needs. Contributing to the increase were $0.7 million in consulting fees, $0.5 million in increased taxes and insurance costs, $0.3 million in facility related costs, including equipment and depreciation and amortization and $0.1 million in information technology costs.

Interest Income

Interest income was $1.2 million for the three months ended September 30, 2019 compared to $0.7 million for the three months ended September 30, 2018. The increase of $0.5 million of interest income generated on our cash and cash equivalent balances was the result of higher interest rates and having higher cash balances invested in three months ended September 30, 2019 compared to the same period in 2018.

Segment Results

	Three Months Ended September 30,
(in thousands)	2019	2018
Revenue:
Therapeutics	$4,719	$2,115
Food	146	426
Total segment revenue	4,865	2,541
Segment operational cash expenditures:
Therapeutics	$14,290	$11,727
Food	1,942	857
Total segment operational cash expenditures	16,232	12,584
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$4,081	$2,387
Food	—	597
Total allocation of centralized research and development operational cash expenditures	4,081	2,984
Segment operating loss:
Therapeutics	$(13,652)	$(11,999)
Food	(1,796)	(1,028)
Total segment operating loss	(15,448)	(13,027)

We evaluate the operating performance of each segment based on segment operating loss. Segment operating loss is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are specifically identifiable to the reportable segment (including specifically identifiable research and development and property, equipment and software expenditures). For the three months ended September 30, 2018, we allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount. In January 2019, the Food segment moved into a new leased facility at Research Triangle Park, North Carolina. We have determined that the Food segment is no longer deriving benefit from the Company’s centralized research and development expenditures, thus all these expenditures were allocated to the Therapeutics segment for the three months ended September 30, 2019.  The reportable segment and centralized research and development operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations. We do not allocate general operational expenses or non-cash income statement amounts to our reportable segments.

Therapeutics Segment

Revenue for the three months ended September 30, 2019 was $4.7 million, compared to $2.1 million for the three months ended September 30, 2018. The increase of $2.6 million was primarily the result of increased research funding received from Gilead.

Segment operational cash expenditures for the three months ended September 30, 2019 were $ 14.3 million, compared to $ 11.7 million for the three months ended September 30, 2018. The increase of $ 2.6 million was primarily due to an increase in payments made to service providers for contract manufacturing and clinical trial research, laboratory supplies, employee headcount and fixed assets, offset by a one-time intellectual property license payment made in the three months ended September 30, 2018. Segment operating loss increased $ 1.7 million to $ 13.7 million for the three months ended September 30, 2019 compared to $ 12.0 million for three months ended September 30, 2018 primarily due to the factors discussed above.

Food Segment

Revenue for the three months ended September 30, 2019 was $ 0.1 million, compared to $0.4 million for the three months ended September 30, 2018. The decrease of $ 0.3 million was attributable due to lower license fees received from a collaboration partner.

Segment operational cash expenditures for the three months ended September 30, 2019 were $1.9 million, compared to $0.9 million for the three months ended September 30, 2018. The increase of $ 1.0 million was primarily due to an increase in laboratory equipment, laboratory supplies and services, employee headcount and rental expenses. Segment operating loss increased $ 0.8 million to $ 1.8 million for the three months ended September 30, 2019 compared to $ 1.0 million for the three months ended September 30, 2018 primarily due to the factors discussed above.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and September 30, 2018, together with the changes in those items in dollars:

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Revenue	$15,716	$5,943	$9,773
Operating expenses:
Research and development	62,512	28,723	33,789
General and administrative	18,547	9,027	9,520
Total operating expenses	81,059	37,750	43,309
Loss from operations	(65,343)	(31,807)	(33,536)
Other income (expense), net:
Change in fair value of convertible notes payable	(9,758)	—	(9,758)
Interest expense	(182)	—	(182)
Interest income	3,322	1,213	2,109
Total other income (expense), net	(6,618)	1,213	(7,831)
Net loss	$(71,961)	$(30,594)	$(41,367)

Revenue

Revenue for the nine months ended September 30, 2019 was $15.7 million, compared to $5.9 million for the nine months ended September 30, 2018. The increase of $9.8 million in revenue during the nine months ended September 30, 2019 was primarily the result of a $9.3 million increase in research funding from Gilead, $0.4 million from a new customer agreement with a collaboration partner entered into during the nine months ended September 30, 2019, and $0.1 million in licensing fees from a collaboration partner.

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$3,865	$9,130	$(5,265)
CD20 external development costs	8,984	—	$8,984
Platform development, early-stage research and unallocated expenses:
Employee-related costs	18,826	10,060	8,766
Laboratory supplies and services	9,463	2,485	6,978
Outsourced research and development	10,034	4,031	6,003
CMOs and research organizations	3,488	—	3,488
Laboratory equipment and maintenance	1,099	365	734
Facility-related costs	2,166	937	1,229
Depreciation and amortization	2,705	1,208	1,497
Other research and development costs	1,882	507	1,375
Total research and development expenses	$62,512	$28,723	$33,789

Research and development expenses for the nine months ended September 30, 2019 were $62.5 million, compared to $28.7 million for the nine months ended September 30, 2018. The increase of $33.8 million was primarily due to a $30.1 million increase in platform development and early-stage research and unallocated expenses, $9.0 million increase in direct research and development expenses related to our CD20 program, partially offset by a decrease in direct research and development expenses related to our CD19 program of $5.3 million. The decrease in CD19 direct research and development expenses was primarily due to lower spending on CMO costs, and the increase in CD20 direct research and development expenses was primarily due to an increase in CMO and research organizations, and lab services costs as we prepare to enter a planned Phase 1/2a clinical trial. Platform development and early-stage research expenses increased primarily due to a $8.8 million increase in employee-related costs associated with increased headcount to support our technology platform development and manufacturing capabilities, a $7.0 million increase in laboratory supplies and services, a $6.0 million increase in outsourced research and development spending on our development programs, a $3.5 million increase in CMO and research organizations, an aggregate $3.5 million increase in laboratory equipment and maintenance, facility-related costs and depreciation and amortization, and $1.4 million in other research and development costs in the nine months ended September 30, 2019 compared to the same period in 2018.

General and Administrative Expenses

General and administrative expenses were $18.5 million for the nine months ended September 30, 2019 compared to $9.0 million for the nine months ended September 30, 2018. The increase of $9.5 million was primarily due to an increase of $4.6 million in employee-related costs as we increased our general and administrative headcount.  General and administrative expenses also increased due to costs required to meet our growing infrastructure needs. Contributing to the increase were $1.6 million in consulting fees, $1.2 million in increased insurance costs and taxes, $1.2 million in facility related costs, including equipment and depreciation and amortization, and $0.4 million in information technology costs.

Change in Fair Value of Convertible Notes Payable

We elected on issuance to account for the 2019 Notes at fair value until their settlement.  For the nine months ended September 30, 2019, we recognized $9.8 million of expense as changes in fair value and $0.2 million of interest expense.

Interest Expense

Interest expense of $0.2 million for the nine months ended September 30, 2019 consists of interest from the 2019 Notes at a rate of 6% per annum.

Interest Income

Interest income was $3.3 million for the nine months ended September 30, 2019 compared to $1.2 million for the nine months ended September 30, 2018. The increase of $2.1 million of interest income generated on our cash and cash equivalent balances was the result of higher interest rates and having higher cash balances invested in nine months ended September 30, 2019 compared to the same period in 2018.

Segment Results

	Nine Months Ended September 30,
(in thousands)	2019	2018
Revenue:
Therapeutics	$14,357	$5,009
Food	1,359	934
Total segment revenue	15,716	5,943
Segment operational cash expenditures:
Therapeutics	$42,072	$25,903
Food	6,126	2,590
Total segment operational cash expenditures	48,198	28,493
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$10,952	$6,329
Food	—	1,830
Total allocation of centralized research and development operational cash expenditures	10,952	8,159
Segment operating loss:
Therapeutics	$(38,667)	$(27,223)
Food	(4,767)	(3,486)
Total segment operating loss	(43,434)	(30,709)

We evaluate the operating performance of each segment based on segment operating loss. Segment operating loss is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are specifically identifiable to the reportable segment (including specifically identifiable research and development and property, equipment and software expenditures). For the nine months ended September 30, 2018, we allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount. In January 2019, the Food segment moved into a new leased facility at Research Triangle Park, North Carolina. We have determined that the Food segment is no longer deriving benefit from the Company’s centralized research and development expenditures, thus all these expenditures were allocated to the Therapeutics segment for the nine months ended September 30, 2019. The reportable segment and centralized research and development operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations. We do not allocate general operational expenses or non-cash income statement amounts to our reportable segments.

Therapeutics Segment

Revenue for the nine months ended September 30, 2019 was $14.4 million, compared to $5.0 million for the nine months ended September 30, 2018. The increase of $9.4 million was primarily the result of a $9.3 million increase in research funding from Gilead.

Segment operational cash expenditures for the nine months ended September 30, 2019 were $42.1 million, compared to $25.9 million for the nine months ended September 30, 2018. The increase of $16.2 million was primarily due to an increase in payments made to service providers for contract manufacturing and clinical trial research, laboratory supplies and services, employee headcount and fixed assets for the build out of our manufacturing capabilities. Segment operating loss increased $11.5 million for the nine months ended September 30, 2019 to $38.7 million compared to $27.2 million for the nine months ended September 30, 2018 primarily due to the factors discussed above.

Food Segment

Revenue for the nine months ended September 30, 2019 was $1.4 million, compared to $0.9 million for the nine months ended September 30, 2018. The increase of $0.5 million was primarily attributable to $0.4 million from a new customer agreement with a collaboration partner entered into during the nine months ended September 30, 2019.

Segment operational cash expenditures for the nine months ended September 30, 2019 were $6.1 million, compared to $2.6 million for the nine months ended September 30, 2018. The increase of $3.5 million was primarily due to an increase in leasehold improvements, laboratory equipment and furniture and fixtures, laboratory supplies, employee headcount and rent. Segment operating loss increased $1.3 million to $4.8 million for the nine months ended September 30, 2019 compared to $3.5 million for the nine months ended September 30, 2018 primarily due to the factors discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible preferred stock and upfront payments from collaboration and licensing arrangements. To date, we have generated approximately $475.4 million from third parties through a combination of financings including the IPO, and preferred stock and convertible note financings, an upfront payment under the Servier Agreement, and additional funding from other strategic alliances and grants.

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

As of September 30, 2019, there were no borrowings, and we were in compliance with the financial covenants, under the Pacific Western Loan Agreement.

Cash Flows

Our cash and cash equivalents totaled $206.3 million and $127.6 million as of September 30, 2019 and 2018, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(50,459)	$(38,811)
Net cash used in investing activities	(19,137)	(5,792)
Net cash provided by financing activities	172,668	109,369
Increase in cash and cash equivalents	$103,072	$64,766

Cash Flows for the Nine Months Ended September 30, 2019

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $50.5 million, driven primarily by our net loss of $72.0 million as we incurred expenses associated with our CD19 program, CD20 program, platform development and early-stage research, general and administrative expenses.  The funding of our net loss was partially offset by net non-cash expenses of $19.8 million and an increase in operating assets and liabilities of $1.7 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $19.1 million, which was attributable to purchases of property, equipment and software.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $172.7 million, consisting of $130.5 million in proceeds from our IPO, net of issuance costs and the net proceeds from the issuance of our 2019 Notes of $39.6 million.

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

In May 2019, we entered into the Pacific Western Loan Agreement pursuant to which we may request advances on a $50.0 million Revolving Line. The maturity date of the Revolving Line is May 15, 2022.  The Revolving Line bears interest at an annual rate equal to the greater of (i) 1.25% below the Prime Rate then in effect, or (ii) 4.25% at all times when we maintain a daily balance of cash in its demand deposit accounts at Pacific Western Bank of at least $25.0 million, and the greater of (i) 0.25% above the prime rate then in effect; or (ii) 5.75% at all times when we do not maintain a daily balance of cash in demand deposit accounts at Pacific Western Bank of at least $25.0 million.  Refer to Note 5 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Cash Flows for the Nine Months Ended September 30, 2018

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $38.8 million, primarily consisting of our net loss of $30.6 million as we incurred expenses associated with research activities on our CD19 program and research activities on other applications for our technology and incurred general and administrative expenses. In addition, we had non-cash charges of $2.3 million for depreciation and amortization, share-based compensation expense and loss on disposal of assets. Net cash used in operating activities was also impacted by $10.5 million in changes in operating assets and liabilities, including $8.6 million in prepaid expenses, $6.5 million in accounts receivable, and $0.4 million in other assets, partially offset by changes of $2.8 million in accrued expenses, $1.3 million in deferred revenue, and $0.9 million in accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $5.8 million, which was attributable to purchases of property, equipment, software and license rights.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $109.4 million, consisting primarily of $109.7 million in proceeds from the issuance of our Series B convertible preferred stock, net of issuance costs offset by $0.4 million in deferred offering costs related to the IPO.

Funding Requirements

Our operating expenses increased substantially in the third quarter of 2019 and are expected to increase substantially in the future in connection with the initiation of additional human clinical trials and capital expenditures for MCAT.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical and agricultural products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our clinical development and initial clinical trials for our CD19 and CD20 programs;
•	the progress, costs and results of our additional research and preclinical development programs;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•

the costs and timing of internal process development and manufacturing scale-up activities and contract with CMOs associated with our CD19 and CD20 programs and other programs we advance through preclinical and clinical development;

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

Contractual Obligations

In addition to our contractual obligations described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on March 28, 2019 (the “IPO Prospectus”), in May 2019 we entered into the Pacific Western Loan Agreement for a Revolving Line that matures on May 15, 2022. Refer to Note 5 of our Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019. for additional information.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our IPO Prospectus. We have reviewed those critical accounting policies and estimates for the three and nine months ended September 30, 2019.  Except for the change to our accounting policy for revenue recognition as a result of adopting ASC 606, there have been no significant changes in our critical accounting policies and estimates disclosed in our IPO prospectus.

We adopted ASC 606 on January 1, 2019, which resulted in a change to our accounting policy for revenue recognition. We used the modified retrospective method and recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balances of deferred revenues and accumulated deficit at January 1, 2019. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. Refer to Note 1 of our Unaudited Condensed Consolidated Financial Statements  included elsewhere in this Quarterly Report for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $206.3 million, or 79.2% of our total assets, at September 30, 2019. Interest income earned on these assets was $1.2 million and $3.3 for the three and nine months ended September 30, 2019, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At September 30, 2019, our cash equivalents consisted of money market funds and repurchase agreements that were collateralized by deposits in the form of government securities and obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us and we do not expect significant fluctuations in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $72.0 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $156.2 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through an initial public offering of our common stock, private placements of our convertible preferred stock and our development and commercial license agreement dated February 24, 2016, as amended, with Les Laboratoires Servier, which we refer to as the Servier Agreement. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

All of our current or future product candidates will require substantial additional development time and resources before we may realize revenue from product sales, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our current research and development programs, including conducting laboratory, preclinical and greenhouse studies for product candidates;
•	continue to conduct or initiate clinical or field trials for product candidates;
•	seek to identify, assess, acquire or develop additional research programs or product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any product candidates that may successfully complete development;
•	establish a sales, marketing and distribution infrastructure to commercialize any products that may obtain marketing approval;
•	further develop and refine the manufacturing process for our product candidates;
•	change or add additional manufacturers or suppliers of biological materials or product candidates;
•	validate a commercial-scale manufacturing facility compliant with current Good Manufacturing Practices, or cGMP;

•	further develop our genome editing technology;
•	acquire or in-license other technologies;
•	seek to attract and retain new and existing personnel;
•	expand our facilities; and
•	operate as a public company.

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

The process of identifying product candidates and conducting preclinical or greenhouse studies and clinical or field trials is time consuming, expensive, uncertain and takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and continue clinical or field trials of, and seek marketing approval for, product candidates. In addition, if any therapeutic product candidate that we develop alone or with collaborators obtains marketing approval, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution efforts. Furthermore, with the closing of our IPO, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed, we may be forced to delay, reduce or eliminate current or future research programs, product development activities and/or commercialization efforts.

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

Provisions of our debt instruments may restrict our ability to pursue our business strategies

Our loan and security agreement with Pacific Western Bank requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;
•	change our name, location, executive office or executive management, business, fiscal year, or control;
•	complete mergers or acquisitions;
•	incur indebtedness;
•	encumber assets;
•	pay dividends or make other distributions to holders of our capital stock;
•	make specified investments;
•	make capitalized expenditures in excess of $40 million in the aggregate during each fiscal year; and
•	engage in certain transactions with our affiliates.

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

We may expend our limited resources on pursuing particular research programs or product candidates that may be less successful or profitable than other programs or product candidates.

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

To date, we have focused our efforts on optimizing our proprietary genome editing technology and exploring its potential applications. ARCUS is a novel genome editing technology using sequence-specific DNA-cutting enzymes, or nucleases, that is designed to perform modifications in the DNA of living cells and organisms. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, transcription activator-like effector nucleases, or TALENs, and clustered regularly interspaced short palindromic repeats associated protein-9 nuclease, or CRISPR/Cas9, although none has obtained marketing approval for a product candidate developed using such technologies. Other genome editing technologies in development or commercially available, or other existing or future technologies, may lead to treatments or products that may be considered better suited for use in human therapeutics or agriculture, which could reduce or eliminate our commercial opportunity.

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

We have leased approximately 17,300 square feet of space for our manufacturing facility, MCAT, at a location approximately seven miles from our headquarters in Durham, North Carolina.  We intend to use this new manufacturing center opened in July 2019 to create clinical trial material for our planned Phase 1/2 clinical trials in 2020. We may not experience the anticipated operating efficiencies as we commence manufacturing. Any delays in manufacturing may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. Should we fail to comply with cGMP requirements, the opening of our manufacturing facility will be delayed. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

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

We have received orphan drug designation for PBCAR0191 for the treatment of ALL as well as for PBCAR20A for the treatment of mantle cell lymphoma (MCL) and we may seek orphan drug designation for some or all of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, which may negatively impact our ability to develop or obtain regulatory approval for such product candidates and may reduce our revenue if we obtain such approval.

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

If we choose to enter into arrangements with third parties to perform sales, marketing, commercial support or distribution services, we may not be successful in entering into such arrangements or may be unable to do so on terms that are favorable to us. Entering into such third-party arrangements may subject us to a variety of risks, including:

•	product revenues or profitability to us being lower than if we were to market and sell any products we or our collaborators may develop ourselves;
•	our inability to exercise direct control over sales and marketing activities and personnel;
•	failure of the third parties to devote necessary resources and attention to, or other inability to, sell and market any products we or our collaborators may develop;
•	potential disputes with third parties concerning sales and marketing expenses, calculation of royalties and sales and marketing strategies; and
•	unforeseen costs and expenses associated with sales and marketing.

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

Any potential food or agricultural products that we or our collaborators develop may also be subject to extensive FDA food product regulations. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act, or the FDCA, any substance that becomes or is reasonably expected to become a component of food is a food additive and is therefore subject to FDA premarket review and approval, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use (generally recognized as safe, or GRAS), or unless the use of the substance is otherwise excluded from the definition of a food additive, and any food that contains an unsafe food additive is considered adulterated under section 402(a)(2)(C) of the FDCA. The FDA may classify some or all of the potential food or agricultural products that we or our collaborators may develop as containing a food additive that is not GRAS or otherwise determine that such products contain significant compositional differences from existing plant products that require further review. Such classification would cause these potential products to require pre-market approval, which could delay the commercialization of these products. In addition, the FDA is currently evaluating its approach to the regulation of gene-edited plants. For example, on January 19, 2017, the FDA issued a notice in the Federal Register requesting public comment on the use of genome editing techniques to produce new plant varieties that are used for human or animal food or foods that are derived from such new plant varieties produced using genome editing. Among other things, the notice asked for data and information in response to questions about the safety of foods from gene-edited plants, such as whether categories of gene-edited plants present food safety risks different from other plants produced through traditional plant breeding. If the FDA enacts new regulations or policies with respect to gene-edited plants, such policies could result in additional compliance costs and delay or even prevent the commercialization of any of our product candidates, which could negatively affect our profitability. Any delay in the regulatory consultation process, or a determination that any potential products we or our collaborators may develop do not meet regulatory requirements by the FDA or other regulators, could cause a delay in, or prevent, the commercialization of our products, which may lead to reduced acceptance by the public and an increase in competitor products that may directly compete with ours, or could otherwise negatively impact our business, prospects and results of operations.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. For example, in August 2019, the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office (the “USPTO”) initiated a patent interference, an administrative proceeding within the USPTO, involving a family of CAR T patents that have been issued to us and a pending patent application filed by a third party.   An interference is conducted by the PTAB when opposing parties have applied for patent claims to the same invention or substantially the same invention. The interference is conducted to determine which party, if either, is entitled to claims to the subject matter of the interference. An adverse outcome in such proceeding could affect our competitive position, including, without limitation, loss of some or all of our involved patent claims, limiting our ability to stop others from using or commercializing similar or identical technology and products, which could harm our business, financial condition and results of operations. Protecting our patent rights in connection with such proceeding may also be expensive and may involve the diversion of significant management time.

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

The patent positions of biopharmaceutical and biotechnology companies and other actors in our fields of business can be highly uncertain and typically involve complex scientific, legal and factual analyses. In particular, the interpretation and breadth of claims allowed in some patents covering biopharmaceutical compositions may be uncertain and difficult to determine, and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The standards of the USPTO and its foreign counterparts are sometimes uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference or derivation proceedings, and U.S. patents may be subject to reexamination proceedings, post-grant review and/or inter partes review in the USPTO. International patents may also be subject to opposition or comparable proceedings in the corresponding international patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, derivation, reexamination, post-grant review, inter partes review and opposition proceedings may be costly.

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

Our commercial success depends in part upon our ability to develop, manufacture, market and sell product candidates without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical, biotechnology and agricultural biotechnology industries is common, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding international patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the biotechnology, agricultural biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous United States, EU and other internationally issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates, and as the biotechnology, agricultural biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties. For example, we are aware of certain patents held by third parties relating to the modification of T cells, including the production of CAR T cells. Although conducting clinical trials and other development activities with respect to our CAR T product candidates is not considered an act of infringement in the United States, if and when any of our CAR T product candidates may be approved by the FDA, those third parties may seek to enforce their patents by filing a patent infringement lawsuit against us. As a result of any patent infringement claims, or in order to avoid any potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights, similar to the cross license we granted Cellectis as part of our patent litigation settlement. These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we or our collaborators could be prevented from commercializing one or more product candidates, or forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly. We or our collaborators might also be forced to redesign or modify our technology or product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible. Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

As of September 30, 2019, we had 184 employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Our future success depends on our ability to retain our Chief Executive Officer, Chief Scientific Officer, Chief Technology Officer, Chief Operating Officer, Chief Medical Officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams, including Matthew Kane, our Chief Executive Officer, Derek Jantz, our Chief Scientific Officer, Jeff Smith, our Chief Technology Officer, David Thomson, our Chief Operating Officer and Christopher Heery, our Chief Medical Officer. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time upon thirty days’ written notice. We maintain a $1 million “key man” life insurance policy for our benefit on each of the lives of Drs. Jantz and Smith, but not on the lives of any of our other team members. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We are subject to increased costs as a result of operating as a public company, and our management is required to devote substantial time to maintaining compliance initiatives and corporate governance practices, including establishing and maintaining proper and effective internal control over financial reporting.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the Exchange Act, including the reporting requirements thereunder, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including requirements related to the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs, making some activities more difficult, time consuming or costly, and increasing demand on our systems and resources.

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

As of September 30, 2019, we had cash and cash equivalents of $206.3 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since September 30, 2019, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Complex laws constrain our business and the financial arrangements and relationships through which we conduct our operations, including how we may research, market, sell and distribute product candidates alone or with collaborators. We are exposed to the risk of fraud or other misconduct by our employees, consultants and collaborators and, if we or our collaborators commence clinical trials and proceed to commercialization, our principal investigators and commercial partners, as well as healthcare professionals, third-party payors, patient organizations and customers. For example, misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, false and/or misleading statements, corruption of government officials, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing, promotion, sales commission and customer incentive programs and other business arrangements. Such misconduct also could involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in preclinical studies or clinical trials, illegal misappropriation of study materials or other property, or improper interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our or our collaborators’ reputations.

Ensuring that our internal operations and current and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to similar penalties, such as criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

We are subject to income and non-income taxes in the United States. Income tax accounting often involves complex issues, and judgment is required in determining our provision for income taxes and other tax liabilities. In May 2018 we formed a subsidiary in Australia, in June 2019 we formed a subsidiary in the United Kingdom, and we may operate in other non-US jurisdictions in the future. We could become subject to income and non-income taxes in non-US jurisdictions as well. In addition, many jurisdictions have detailed transfer pricing rules, which require that all transactions with non-resident related parties be priced using arm’s length pricing principles within the meaning of such rules. The application of withholding tax, goods and services tax, sales taxes and other non-income taxes is not always clear and we may be subject to tax audits relating to such withholding or non-income taxes. We believe that our tax positions are reasonable and our tax reserves are adequate to cover any potential liability. We are currently not subject to any tax audits. However, the Internal Revenue Service or other taxing authorities may disagree with our positions. If the Internal Revenue Service or any other tax authorities were successful in challenging our positions, we may be liable for additional tax and penalties and interest related thereto or other taxes, as applicable, in excess of any reserves established therefor, which may have a significant impact on our results and operations and future cash flow.

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

Our executive officers, directors and significant stockholders have the ability to directly or indirectly influence all matters submitted to stockholders for approval.

Based on their beneficial ownership as of September 24, 2019, our executive officers, directors, current 5% or greater stockholders and affiliated entities beneficially own approximately 35.3% of the outstanding shares of our common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We do not currently intend to pay dividends on our common stock.

We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, pursuant to our loan and security agreement with Pacific Western Bank, we are prohibited from paying cash dividends without the prior written consent of Pacific Western Bank, and future debt instruments may materially restrict our ability to pay dividends on our common stock. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in our common stock will depend upon any future appreciation in its value. Consequently, you may need to sell all or part of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

If securities or industry analysts issue an adverse or misleading opinion regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or securities analysts publish about us or our business. We do not control these analysts. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to present only two years of audited financial statements and only two years of related “Management’s discussion and analysis of financial condition and results of operations” disclosure in our Annual Report on Form 10-K;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	4/1/2019

10.1	First Amendment, dated September 13, 2019, to Loan and Security Agreement, dated May 15, 2019, among Precision Biosciences, Inc., Elo Life Systems, Inc. and Pacific Western Bank					*

10.2†	Amendment No. 5, dated October 23, 2019, to Development and Commercial License Agreement by and between Les Laboratoires Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Company Name

Date: November 12, 2019	By:	/s/ Matthew Kane
Matthew Kane
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: November 12, 2019	By:	/s/ Abid Ansari
Abid Ansari
Chief Financial Officer (principal financial officer)