Form 10-Q
period 2020-03-31
PRECISION BIOSCIENCES INC
filed 2020-05-15
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As May 8, 2020, the registrant had 51,861,374 shares of common stock, $0.000005 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, planned preclinical or greenhouse studies and clinical or field trials, the status and results of our preclinical and clinical studies, expected release of interim data, expectations regarding our allogeneic chimeric antigen receptor T cell immunotherapy product candidates, capabilities of our manufacturing facility, regulatory approvals, research and development costs, timing, expected results and likelihood of success, plans and objectives of management for future operations, as well as the impact of the COVID-19 pandemic may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct.  Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. These risks and uncertainties include, but are not limited to:

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

•	our or our collaborators’ ability to advance product candidates into, and successfully design, implement and complete, clinical or field trials;
•	potential manufacturing problems associated with the development or commercialization of any of our product candidates;
•	our ability to achieve our anticipated operating efficiencies at our manufacturing facility;
•	delays or difficulties in our and our collaborators’ ability to enroll patients;
•	if our product candidates do not work as intended or cause undesirable side effects;
•	risks associated with applicable healthcare, data privacy and security regulations and our compliance therewith;
•	the rate and degree of market acceptance of any of our product candidates;
•	the success of our existing collaboration agreements, and our ability to enter into new collaboration arrangements;
•	our current and future relationships with third parties including suppliers and manufacturers;
•	our ability to obtain and maintain intellectual property protection for our technology and any of our product candidates;
•	potential litigation relating to infringement or misappropriation of intellectual property rights;
•	our ability to effectively manage the growth of our operations;
•	our ability to attract, retain, and motivate key scientific and management personnel;
•	market and economic conditions;
•	effects of natural and manmade disasters, public health emergencies and other natural catastrophic events
•	effects of the outbreak of COVID-19, or any pandemic, epidemic or outbreak of an infectious disease;
•	insurance expenses and exposure to uninsured liabilities; and
•	fluctuations in our stock price.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. All forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, references to “Precision,” the “Company,” “we,” “us,” and “our,” refer to Precision BioSciences, Inc. and its subsidiaries on a consolidated basis.

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$154,187	$180,886
Accounts receivable	3,858	965
Prepaid expenses	7,862	9,497
Other current assets	934	2,324
Total current assets	166,841	193,672
Property, equipment, and software—net	38,784	39,571
Intangible assets—net	1,417	1,432
Right-of-use assets	6,588	—
Other assets	572	558
Total assets	$214,202	$235,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,766	$2,037
Accrued compensation	1,988	4,425
Accrued clinical and research and development expenses	2,534	2,400
Accrued other expenses and other current liabilities	2,433	1,584
Deferred revenue	13,307	16,486
Lease liabilities	1,729	—
Total current liabilities	23,757	26,932
Deferred revenue—noncurrent	65,935	65,895
Deferred rent—noncurrent	—	4,092
Lease liabilities—noncurrent	9,476	—
Total liabilities	99,168	96,919
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 52,253,327 shares issued and 51,442,855 shares outstanding as of March 31, 2020; 51,965,708 shares issued and 51,155,236 shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	319,889	316,333
Accumulated deficit	(203,903)	(177,067)
Treasury stock	(952)	(952)
Total stockholders’ equity	115,034	138,314
Total liabilities and stockholders’ equity	$214,202	$235,233

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue	$6,998	$5,462
Operating expenses
Research and development	24,879	19,961
General and administrative	9,615	4,995
Total operating expenses	34,494	24,956
Loss from operations	(27,496)	(19,494)
Other income (expense), net:
Change in fair value of convertible notes payable	—	(12,708)
Interest expense	—	(182)
Interest income	660	601
Total other income (expense), net	660	(12,289)
Net loss and net loss attributable to common stockholders	$(26,836)	$(31,783)
Net loss per share attributable to common stockholders- basic and diluted	$(0.52)	$(1.99)
Weighted average shares of common stock outstanding- basic and diluted	51,312,770	15,967,036

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- January 1, 2019	25,650,000	$3	21,956,095	$2	16,717,117	$—	$126,094	$(85,187)	$(952)	$39,960
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	—	—	—	997	—	997
Stock option exercises	—	—	—	—	145,975	—	107	—	—	107
Share-based compensation expense	—	—	—	—	—	—	1,549	—	—	1,549
Net loss	—	—	—	—	—	—	—	(31,783)	—	(31,783)
Balance- March 31, 2019	25,650,000	$3	21,956,095	$2	16,863,092	$—	$127,750	$(115,973)	$(952)	$10,830

Balance- January 1, 2020	—	$—	—	$—	51,965,708	$—	$316,333	$(177,067)	$(952)	$138,314
Stock option exercises	—	—	—	—	244,999	—	212	—	—	212
Issuance of common stock under employee stock purchase plan	—	—	—	—	42,620	—	239	—	—	239
Share-based compensation expense	—	—	—	—	—	—	3,105	—	—	3,105
Net loss	—	—	—	—	—	—	—	(26,836)	—	(26,836)
Balance- March 31, 2020	—	$—	—	$—	52,253,327	$—	$319,889	$(203,903)	$(952)	$115,034

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,836)	$(31,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,155	939
Share-based compensation	3,105	1,549
Non-cash interest expense	—	182
Change in fair value of convertible notes payable	—	12,708
Amortization of right-of-use assets	235	—
Changes in operating assets and liabilities:
Prepaid expenses	1,635	613
Accounts receivable	(2,894)	(5,634)
Other assets and other current assets	1,411	(141)
Accounts payable	(266)	1,481
Accrued other expenses and other current liabilities	(916)	(768)
Deferred revenue	(3,139)	947
Lease liabilities and right-of-use assets	(400)	—
Net cash used in operating activities	(25,910)	(19,907)
Cash flows from investing activities:
Purchases of property, equipment and software	(1,103)	(5,082)
Net cash used in investing activities	(1,103)	(5,082)
Cash flows from financing activities:
Proceeds from stock option exercises	212	107
Proceeds from employee stock purchase plan	239	—
Deferred offering costs	(137)	(1,362)
Issuance of convertible notes	—	39,550
Net cash provided by financing activities	314	38,295
Net increase (decrease) in cash and cash equivalents	(26,699)	13,306
Cash and cash equivalents—beginning of period	180,886	103,193
Cash and cash equivalents —end of period	$154,187	$116,499

Supplemental disclosures of noncash financing and investing activities:
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$651	$3,951
Deferred offering costs included in accounts payable, accrued expenses and other current liabilities	$66	$800

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Precision BioSciences, Inc. (the “Company”) was incorporated on January 26, 2006 under the laws of the State of Delaware and is based in Durham, North Carolina. The Company is dedicated to improving life through the application of its pioneering, proprietary ARCUS genome editing platform to treat human diseases and create healthy and sustainable food and agricultural solutions.  The Company is actively developing product candidates through two reportable segments: Therapeutics and Food.  The Therapeutics segment is focused on allogeneic CAR T cell immunotherapy and in vivo gene correction.  The Food segment focuses on applying ARCUS to develop food and nutrition products through collaboration agreements with consumer-facing companies.

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

Authorized common shares were not affected by the Reverse Stock Split.  Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 22,301,190 shares of common stock at the applicable ratio then in effect and the outstanding convertible notes payable including accrued interest were settled into 2,921,461 shares of common stock (see Note 5).  Subsequent to the closing of the IPO, there were no shares of Series A or Series B convertible preferred stock or convertible notes payable outstanding.

Management believes that existing cash and cash equivalents will allow the Company to continue its operations into the second half of 2021. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2020 and consolidated results of operations for the three months ended March 31, 2020 and 2019 and the consolidated cash flows for the three months ended March 31, 2020 and 2019, have been made. The Company’s consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Summary of Significant Accounting Policies

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), to enhance the transparency and comparability of financial reporting related to leasing arrangements. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which provided a one-year deferral of the effective dates of ASC 842. The Company adopted ASC 842 on January 1, 2020, or the effective date, and used the effective date as its date of initial application.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid and deferred rent. In calculating the present value of the lease payments, the Company has elected to apply the discount rate based on the remaining lease term as of the transition date, January 1, 2020.  However, as the rate implicit in the lease is not readily determinable, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component. The operating right-of-use asset recorded on the balance sheet is amortized on a straight-line basis as lease expense.

Revenue Recognition for Contracts with Customers

The Company’s revenues are generated primarily through collaborative research, license, development and commercialization agreements.

Effective January 1, 2019, the Company adopted ASU No. 2014-09, Revenue: Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning on January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The Company applied the modified retrospective transition method to contracts that were not completed as of January 1, 2019. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the three months ended March 31, 2020, the Company reduced revenue recognition by $1.6 million for changes in total estimated time to be incurred in the future to satisfy the performance obligation.

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

Accounting Standards Updates

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”). In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which provided a one-year deferral of the effective dates of ASC 842. This standard was issued in order to improve comparability among organizations by recognizing lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. The Company elected to early adopt ASC 842 on January 1, 2020, or the effective date, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the package of practical expedients upon transition, which permits companies to not reassess lease identification, classification, and initial direct costs under ASC 842 for leases that commenced prior to the effective date. Upon adoption, the Company recorded lease liabilities of $11.6 million, right-of-use assets of $6.8 million, and a reduction of existing deferred rent balances of $4.8 million on the balance sheet as of January 1, 2020.

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

As a result of adopting ASC 606, the Company recorded a $1.0 million transition adjustment in the first quarter of 2019 to reduce the opening balance of accumulated deficit as of January 1, 2019 primarily as a result of the treatment of the up-front consideration received from the Company’s collaboration agreements under prior revenue recognition guidance. During the three months ended March 31, 2020, the Company recognized $3.7 million in revenue that was included in the deferred revenue balance as of December 31, 2019.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Capital Structure

Upon the closing of the IPO, all of the Company’s outstanding shares of the Series A and Series B convertible preferred stock automatically converted into 22,301,190 shares of common stock and the Company’s outstanding convertible notes payable including accrued interest converted into 2,921,461 shares of common stock at the applicable conversion ratio. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

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

Under the terms of its equity incentive award plans, the Company’s board of directors may grant equity or equity-based awards to employees, directors and service providers. The Company granted stock options under the 2006 Stock Incentive Plan (“2006 Plan”) until April 2015 when the 2015 Stock Incentive Plan (“2015 Plan”) was adopted. The 2006 Plan expired in 2016 and there are no remaining shares available to be granted under the 2006 Plan. There were 1,380,203 stock options outstanding under the 2006 Plan as of March 31, 2020.

Upon adoption of the 2015 Plan, there were 5,270,095 shares of common stock reserved for issuance. In May 2018, the Company amended the 2015 Plan to increase the number of shares reserved for issuance to 8,211,980. The 2015 Plan had 5,152,693 stock options outstanding as of March 31, 2020. The Company’s board of directors determines the terms of stock options granted under the 2015 Plan, including option exercise prices and vesting.

On March 12, 2019, the Company’s board of directors adopted, and the Company’s stockholders approved the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019. On March 27, 2019, the Company ceased granting new awards under the 2015 Plan.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards initially equal to 4,750,000 shares of common stock.  The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. The number of shares available for issuance under the 2019 Plan was increased by 2,046,209 on January 1, 2020 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan.  The 2019 Plan had 2,453,540 stock options outstanding as of March 31, 2020.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP.  The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors.  The number of shares available for issuance under the 2019 ESPP was increased by 511,552 shares on January 1, 2020 pursuant to this provision. No more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date.  The first ESPP offering period commenced on October 21, 2019 and ended on February 29, 2020; 42,620 shares were issued with respect to this offering period.  The next ESPP offering period commenced on March 1, 2020 and will end on August 31, 2020.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Employee	$2,929	$1,439
Nonemployee	176	110
	$3,105	$1,549

Share-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,855	$1,006
General and administrative	1,250	543
	$3,105	$1,549

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

Three Months Ended March 31,
2020
Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	72.43%
Weighted-average risk-free interest rate	1.49%
Expected life of options (in years)	6.58
Weighted-average fair value per option	$8.15

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

The following table summarizes activity in the Company’s stock option plans for the three months ended March 31, 2020:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of January 1, 2020	8,919,116	$7.02
Granted	414,856	12.26
Exercised	(244,999)	0.87
Forfeited/canceled	(102,537)	7.99
Balance as of March 31, 2020	8,986,436	$7.42

The intrinsic value of stock options exercised was $2.1 million and $1.9 million during the three months ended March 31, 2020 and 2019, respectively.

There was approximately $28.9 million of total unrecognized compensation cost related to unvested stock options as of March 31, 2020, which is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 4:	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not subject to any material legal proceedings.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three months ended March 31, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows. To date, Precision has not experienced material delays to its planned or ongoing clinical trials.

Leases

The Company has operating leases for real estate in North Carolina and does not have any finance leases.

During the three months ended March 31, 2020, the Company entered into two related amendments to an existing real estate lease for additional space. The Company is involved in the construction and design of the space and anticipates that it will incur construction costs, subject to an allowance for tenant improvements of up to $0.9 million. The lease expires on August 31, 2027. The base rent is $0.5 million per year, subject to an annual upward adjustment of 3.0%. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The lease commencement date, for accounting purposes, was not reached as of March 31, 2020 and therefore the lease is not included in the Company’s operating lease right-of-use asset or operating lease liabilities as of March 31, 2020. As part of the amendments, upon construction completion, the term of the existing space will be extended by one year, through August 31, 2027.

Many of the Company’s leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the Company’s balance sheet are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain to not exercise.

The Company has existing leases that include variable lease payments that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges and fluctuations in rent payments that are driven by factors such as future changes in an index (e.g. the Consumer Price Index).

The Company has existing net leases in which the non-lease components (e.g., common area maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but rather reflected as an expense in the period incurred. As of March 31, 2020, right-of-use assets of $6.6 million, current lease liabilities of $1.7 million, and non-current lease liabilities of $9.5 million are reflected on the balance sheet. The elements of lease expense were as follows:

(in thousands)	Three Months Ended March 31, 2020
Lease Cost
Operating lease cost	$467
Short-term lease cost	126
Variable lease cost	214
Total Lease Cost	$807

Other Information
Operating cash flows used for operating leases	632
Operating lease liabilities arising from obtaining right-of-use assets	-

Operating Leases
Weighted average remaining lease term (in years)	5.2

Operating Leases
Weighted average discount rate	8.3%

Future lease payments under non-cancelable leases with terms of greater than one year as of March 31, 2020, were as follows:

(in thousands)	March 31, 2020
2020 (excluding the 3 months ended March 31, 2020)	$1,921
2021	2,635
2022	2,718
2023	2,795
2024	2,103
2025 and beyond	1,639
Total lease payments	13,811
Less: imputed interest	2,606
Total operating lease liabilities	$11,205

Minimum lease payments under operating leases as of December 31, 2019 under superseded ASC 840 Leases accounting guidance were as follows:

(in thousands)	December 31, 2019
2020	$2,706
2021	3,099
2022	3,196
2023	3,288
2024	2,611
2025 and beyond	3,066
Total minimum lease payments	$17,966

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

There were no borrowings, and the Company was in compliance with its financial covenants, under the Pacific Western Loan Agreement as of March 31, 2020.

NOTE 6:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2020 as the Company incurred losses for the three months ended March 31, 2020 and is forecasting additional losses through the remainder of fiscal year ending December 31, 2020, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2020. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of March 31, 2020, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

As of March 31, 2020 and December 31, 2019, the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations.

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

March 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,090	$10,090	$—	$—
Repurchase agreements	139,000	—	139,000	—
	$149,090	$10,090	$139,000	$—

March 31, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$881	$881	$—	$—
Repurchase agreements	109,000	—	109,000	—
	$109,881	$881	$109,000	$—

NOTE 8:	COLLABORATION AND LICENSE AGREEMENTS

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

The Company recognizes revenue from the upfront payment of $105.0 million based on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation, which is based on the actual time of R&D activities performed relative to expected time to be incurred in the future to satisfy the performance obligation. Management evaluates and adjusts the total expected research effort for the performance obligation on a quarterly basis based upon actual research accomplishments and the probability of continuing research efforts in the future. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The remaining performance obligation associated with the $105.0 million upfront payment is expected to be satisfied over a 4 year period as of March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company recognized revenue under the agreement with Servier of approximately $2.1 million and $1.5 million, respectively. Deferred revenue related to the agreement with Servier amounted to $78.7 million and $80.9 million as of March 31, 2020 and December 31, 2019, respectively, of which $12.8 million and $15.0 million, respectively is included in current liabilities. No development or sales-based milestone payments were received during the three months ended March 31, 2020 and 2019.

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

During each of the three months ended March 31, 2020 and 2019, the Company recognized revenue under the agreement with Gilead of approximately $3.3 million. Deferred revenue related to the agreement with Gilead amounted to $0.5 million and $1.5 million as of March 31, 2020 and December 31, 2019, respectively, all of which is included in current liabilities. No development or sales-based milestone payments were received during the three months ended March 31, 2020.

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

Segment operating loss is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are directly attributable to the reportable segment (including directly attributable research and development and property, equipment, and software expenditures). The Company previously allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount and presented such allocated expenditures separately from segment operational cash expenditures.  Beginning January 1, 2020, such allocated expenditures are included within segment operational cash expenditures.  Prior period information was presented consistent with the current period presentation.  In January 2019, the Food segment moved into a new leased facility at Research Triangle Park, North Carolina. The Company determined that the Food segment is no longer deriving benefit from the Company’s centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies and, as such, all these expenditures are allocated to the Therapeutics segment. Certain reclassifications have been made to the presentation of reportable segments as centralized research and development expenditures are no longer reported separately. The reportable segment operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations.

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

Presented below is the financial information with respect to the Company’s reportable segments:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue:
Therapeutics	$5,473	$4,819
Food	1,525	643
Total segment revenue	6,998	5,462
Segment operational cash expenditures:
Therapeutics	$19,257	$16,663
Food	2,818	2,107
Total segment operational cash expenditures	22,075	18,770
Segment operating loss:
Therapeutics	$(13,784)	$(11,844)
Food	(1,293)	(1,464)
Total segment operating loss	(15,077)	(13,308)
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	$(5,903)	$(7,022)
Interest income received	(660)	(601)
Depreciation and amortization	(2,155)	(939)
Amortization of right-of-use asset	(235)	-
Share-based compensation	(3,105)	(1,549)
Changes in prepaid expenses, accounts payable and accrued expenses	(361)	3,925
Total consolidated loss from operations	$(27,496)	$(19,494)

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

Overview

We are a life sciences company dedicated to improving life through the application of our pioneering, proprietary ARCUS genome editing platform. We leverage ARCUS in the development of our product candidates, which are designed to treat human diseases and create healthy and sustainable food and agricultural solutions. We are actively developing product candidates in three innovative areas: allogeneic CAR T cell immunotherapy, in vivo gene correction, and food. We are currently conducting a Phase 1/2a clinical trial of PBCAR0191 in adult patients with relapsed or refractory, or R/R, non-Hodgkin lymphoma, or NHL, or R/R B-cell precursor acute lymphoblastic leukemia, or B-ALL. PBCAR0191 is our first gene-edited allogeneic chimeric antigen receptor, or CAR, T cell therapy candidate targeting CD19 and is being developed in collaboration with Les Laboratoires Servier, or Servier. We have received orphan drug designation, or ODD, for PBCAR0191 from the U.S. Food and Drug Administration, or FDA, for the treatment of ALL. The NHL cohort will include patients with mantle cell lymphoma (MCL), an aggressive subtype of NHL, for which we have received ODD from the FDA. Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers, and is designed to avoid graft-versus-host disease, or GvHD, a significant complication associated with donor-derived, cell-based therapies. We believe that this trial, which is designed to assess the safety and tolerability of PBCAR0191 at increasing dose levels, as well as to evaluate anti-tumor activity, is the first U.S.-based clinical trial to evaluate an allogeneic CAR T therapy for R/R NHL. Furthermore, we believe that our proprietary, one-step engineering process for producing allogeneic CAR T cells with a potentially optimized cell phenotype, at large scale in a cost-effective manner, will enable us to overcome the fundamental clinical and manufacturing challenges that have limited the CAR T field to date.

In December 2019, we announced initial data from this ongoing Phase 1/2a clinical trial of PBCAR0191 in adult patients with R/R NHL and R/R B-ALL. A total of nine adult patients were reported in these initial Phase 1 trial results, including six with NHL (three treated at Dose Level 1 (3x105 cells/kg), or DL1, and three treated at Dose Level 2 (1x106 cells/kg), or DL2), and three with B-ALL (all treated at DL2). These data indicated no serious adverse events or dose limiting toxicities. In the NHL cohort, four of six patients demonstrated an objective tumor response by Lugano criteria at day 28, for an overall objective response rate of 67%, including three partial responses and one complete response. In the ALL cohort, one of three patients achieved a complete response at day 28 following treatment with PBCAR0191. As of December 31, 2019, dosing of patients at Dose Level 3 (3x106 cells/kg) was underway.  Based on the data observed at DL1 and DL2, we filed a protocol amendment for this trial with the FDA in December 2019.  The amended trial design is intended to specifically address key clinical questions. These include assessing the impact of higher total doses of cells on clinical activity and/or the impact of modified lymphodepletion on the ability to achieve durable clinical benefit with associated CAR T cell expansion and persistence. Following feedback from the FDA in late January 2020, the protocol amendment is now being implemented and we are actively advancing the cell dose and lymphodepletion regimen in order to maximize therapeutic benefit. The PBCAR0191 clinical trial continues to progress, and no dose limiting toxicities or serious adverse events have been observed to date. We expect to present updated interim clinical data from both the NHL and B-ALL cohorts of this trial during 2020.

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

In April 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our second allogeneic CAR T cell therapy product candidate, PBCAR20A. PBCAR20A is wholly owned by us and targets the validated tumor cell surface target CD20. It is being investigated in two cohorts of patients. The first cohort will enroll patients with R/R NHL, and the second will enroll patients with R/R chronic lymphocytic leukemia, or CLL, or R/R small lymphocytic lymphoma, or SLL. A subset of the NHL patients will have the diagnosis of MCL and we have received orphan drug designation for PBCAR20A from the FDA for the treatment of this disease.  Based on the safety profile observed to date with PBCAR0191, the FDA has agreed to allow us to commence dosing with PBCAR20A directly at what was originally designed to be Dose Level 2 (1x106 cells/kg), with the subsequent dose level expected to be 3x106 cells/kg.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily with proceeds from the sale of our convertible preferred stock and upfront payments from licensing arrangements. As of March 31, 2020, we have generated approximately $476.4 million from third parties through a combination of financings including through our IPO, preferred stock and convertible note financings, an upfront payment under the Servier Agreement and additional funding from other strategic alliances and grants.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. Our net losses were $26.8 million and $31.8 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $203.9 million.

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

Impact of COVID-19 Pandemic

We are closely monitoring how the spread of the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. The Company has taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of its employees and the community. In particular, the Company has implemented a work-from-home policy and has restricted on-site activities to certain manufacturing functions and limited laboratory and support activities only. The Company is working closely with its clinical sites, physician partners and the patient community to monitor the potential impact of the evolving COVID-19 pandemic. The Company remains committed to its clinical programs and development plans. As of now, the Company has not experienced delays to its ongoing or planned clinical trials; however, this could rapidly change. Disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of preclinical study or clinical trial delays. As a result, we expect that the COVID-19 pandemic may impact our business, including our preclinical studies and clinical trials. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our preclinical studies and clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—The outbreak of COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q.

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

•

costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and ongoing and future clinical trials, including the costs of contract manufacturing organizations and our MCAT facility that will manufacture our clinical trial material for use in our preclinical studies and ongoing and potential future clinical trials;

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

The following table summarizes our research and development expenses by product candidate or development program for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$2,337	$1,487	$850
CD20 external development costs	1,153	—	1,153
BCMA external development costs	600	—	600
Platform development, early-stage research and unallocated expenses:
Employee-related costs	9,104	5,145	3,959
Laboratory supplies and services	3,658	3,116	542
Outsourced research and development	2,752	4,530	(1,778)
CMOs and research organizations	1,651	3,197	(1,546)
Laboratory equipment and maintenance	353	233	120
Facility-related costs	802	589	213
Depreciation and amortization	1,839	717	1,122
Licensing fees	568	576	(8)
Other research and development costs	62	371	(309)
Total research and development expenses	$24,879	$19,961	$4,918

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we continue our Phase 1/2a clinical trial for our CD19 product candidate and our CD20 product candidate, commence a Phase 1/2a clinical trial for our BCMA product candidate, and continue to discover and develop additional product candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and March 31, 2019, together with the changes in those items in dollars:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Revenue	$6,998	$5,462	$1,536
Operating expenses:
Research and development	24,879	19,961	4,918
General and administrative	9,615	4,995	4,620
Total operating expenses	34,494	24,956	9,538
Loss from operations	(27,496)	(19,494)	(8,002)
Other income (expense), net:
Change in fair value of convertible notes payable	—	(12,708)	12,708
Interest expense	—	(182)	182
Interest income	660	601	59
Total other income (expense), net	660	(12,289)	12,949
Net loss	$(26,836)	$(31,783)	$4,947

Revenue

Revenue for the three months ended March 31, 2020 was $7.0 million, compared to $5.5 million for the three months ended March 31, 2019. The increase of $1.5 million in revenue during the three months ended March 31, 2020 was primarily the result of a $1.5 million milestone payment received from an agriculture industry collaboration partner and $0.6 million increase in collaboration revenue recognized from Servier, offset by a decrease of $0.6 million in revenue from two joint development collaborations as agreements to provide services thereunder ended in 2019.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$2,337	$1,487	$850
CD20 external development costs	1,153	—	1,153
BCMA external development costs	600	—	600
Platform development, early-stage research and unallocated expenses:
Employee-related costs	9,104	5,145	3,959
Laboratory supplies and services	3,658	3,116	542
Outsourced research and development	2,752	4,530	(1,778)
CMOs and research organizations	1,651	3,197	(1,546)
Laboratory equipment and maintenance	353	233	120
Facility-related costs	802	589	213
Depreciation and amortization	1,839	717	1,122
Licensing fees	568	576	(8)
Other research and development costs	62	371	(309)
Total research and development expenses	$24,879	$19,961	$4,918

Research and development expenses for the three months ended March 31, 2020 were $24.9 million, compared to $20.0 million for the three months ended March 31, 2019. The increase of $4.9 million was primarily due to a $2.3 increase in platform development, early-stage research and unallocated expenses and increases in direct research and development expenses related to our CD19, CD20, and BCMA programs of $0.9 million, $1.2 million, and $0.6 million, respectively due to increases in lab services and CMO and research organization costs as we entered a CD19 Phase 1/2a clinical trial in April 2019, CD20 Phase 1/2a clinical trial in April 2020 and prepared to enter a planned BCMA Phase 1/2a clinical trial in 2020.

Platform development, early-stage research and unallocated expenses increased primarily due to a $4.0 million increase in employee-related costs associated with increased headcount to support our technology platform development and manufacturing capabilities, a $1.1 million increase in depreciation and amortization and a $0.5 million increase in laboratory supplies and services, offset by a $1.8 million decrease in outsourced research and development spending and a $1.5 million decrease in CMOs and research organizations spending in the three months ended March 31, 2020 compared to the same period in 2019.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the three months ended March 31, 2020 compared to $5.0 million for the three months ended March 31, 2019. The increase of $4.6 million was primarily due to an increase of $2.1 million in employee-related costs as we increased our general and administrative headcount.  General and administrative expenses also increased due to costs required to meet our growing infrastructure needs. Contributing to the increase were $1.5 million in consulting fees, $0.6 million in increased taxes and insurance costs and $0.2 million in information technology costs.

Change in Fair Value of Convertible Notes Payable

We elected on issuance to account for the 2019 Notes at fair value until their settlement.  For the three months ended March 31, 2019, we recognized $12.7 million of expense due to changes in fair value of the 2019 Notes.  The 2019 Notes were settled on the closing of the IPO in April 2019.

Interest Expense

Interest expense of $0.2 million for the three months ended March 31, 2019 consisted of interest from the 2019 Notes at a rate of 6% per annum.

Interest Income

Interest income was $0.7 million for the three months ended March 31, 2020 compared to $0.6 million for the three months ended March 31, 2019. The increase of $0.1 million of interest income generated on our cash and cash equivalent balances was the result of higher cash balances in three months ended March 31, 2020 compared to the same period in 2019.

Segment Results

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue:
Therapeutics	$5,473	$4,819
Food	1,525	643
Total segment revenue	6,998	5,462
Segment operational cash expenditures:
Therapeutics	$19,257	$16,663
Food	2,818	2,107
Total segment operational cash expenditures	22,075	18,770
Segment operating loss:
Therapeutics	$(13,784)	$(11,844)
Food	(1,293)	(1,464)
Total segment operating loss	(15,077)	(13,308)

We evaluate the operating performance of each segment based on segment operating loss. Segment operating loss is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are specifically identifiable to the reportable segment (including specifically identifiable research and development and property, equipment and software expenditures). The reportable segment operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations. We do not allocate general operational expenses or non-cash income statement amounts to our reportable segments.

Therapeutics Segment

Revenue for the three months ended March 31, 2020 was $5.5 million, compared to $4.8 million for the three months ended March 31, 2019. The increase of $0.7 million was primarily the result of a $0.6 million increase in collaboration revenue recognized from Servier.

Segment operational cash expenditures for the three months ended March 31, 2020 were $19.3 million, compared to $16.7 million for the three months ended March 31, 2019. The increase of $2.6 million was primarily due to an increase in employee headcount, laboratory supplies and clinical trial research offset by decreases in research service provider costs and fixed assets. Segment operating loss increased $2.0 million to $13.8 million for the three months ended March 31, 2020 compared to $11.8 million for three months ended March 31, 2019 primarily due to the factors discussed above.

Food Segment

Revenue for the three months ended March 31, 2020 was $1.5 million, compared to $0.6 million for the three months ended March 31, 2019. The increase of $0.9 million was attributable due to a $1.5 million milestone payment received from an agriculture industry collaboration partner offset by a decrease of $0.6 million in revenue from two joint development collaborations as agreements to provide services thereunder ended in 2019.

Segment operational cash expenditures for the three months ended March 31, 2020 were $2.8 million, compared to $2.1 million for the three months ended March 31, 2019. The increase of $0.7 million was primarily due to an increase in employee headcount and laboratory supplies. Segment operating loss decreased $0.2 million to $1.3 million for the three months ended March 31, 2020 compared to $1.5 million for the three months ended March 31, 2019 primarily due to the factors discussed above.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors—The outbreak of COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic on our business.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily with proceeds from our IPO, the sale of our convertible preferred stock and upfront payments from collaboration and licensing arrangements. At March 31, 2020, we have generated approximately $476.4 million from third parties through a combination of financings including the IPO, and preferred stock and convertible note financings, an upfront payment under the Servier Agreement and other collaboration revenue, and additional funding from other strategic alliances and grants.

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

The Pacific Western Loan Agreement was amended (the “PWB Amendment”) in December 2019 to allow the Company to maintain a bank account with a non-affiliated bank in the United Kingdom provided that the account balance does not exceed 1.5 million GBP or its U.S. dollar equivalent at any time. As of March 31, 2020, there were no borrowings, and we were in compliance with the financial covenants, under the Pacific Western Loan Agreement.

As of March 31, 2020, there were no borrowings, and we were in compliance with the financial covenants, under the Pacific Western Loan Agreement.

Cash Flows

Our cash and cash equivalents totaled $154.2 million and $116.5 million as of March 31, 2020 and 2019, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(25,910)	$(19,907)
Net cash used in investing activities	(1,103)	(5,082)
Net cash provided by financing activities	314	38,295
Increase in cash and cash equivalents	$(26,699)	$13,306

Cash Flows for the Three Months Ended March 31, 2020

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $25.9 million, driven primarily by our net loss of $26.8 million as we incurred expenses associated with our CD19, CD20 and BCMA programs, platform development and early-stage research, general and administrative expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $1.1 million, which was attributable to purchases of property, equipment and software.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $0.3 million, driven primarily by proceeds from stock option exercises and the employee stock purchase plan.

Cash Flows for the Three Months Ended March 31, 2019

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $19.9 million, primarily consisting of our net loss of $31.8 million as we incurred expenses associated with our CD19 program, platform development and early-stage research, general and administrative expenses, and recognized a change in fair value to the 2019 Notes. In addition, we had non-cash charges of $2.7 million for depreciation, stock-based compensation expense, and interest expense. Net cash used in operating activities was also impacted by $3.5 million in changes in operating assets and liabilities, including $5.6 million from accounts receivable, $0.8 million in accrued expenses, and $0.1 million in other assets, which were partially offset by changes of $1.5 million in accounts payable, $0.9 million in deferred revenue, and $0.6 million in prepaid expenses.

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

Debt Obligations

In March 2019, we issued an aggregate principal amount of $39.6 million of 2019 Notes in a private placement transaction.  As of March 31, 2019, the change in fair value of the 2019 Notes was $12.7 million and the accrued interest on the 2019 Notes was $0.2 million.  Pursuant to their terms, the 2019 Notes were settled in 2,921,461 shares of our common stock upon the closing of our IPO at a settlement price of $13.60 per share, which is equal to 85% of the IPO price per share.

Funding Requirements

Our operating expenses increased substantially in the three months ended March 31, 2020 and are expected to increase substantially in the future in connection with the initiation of additional human clinical trials and capital expenditures for MCAT.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “— Impact of COVID-19 Pandemic” above and “Risk Factors—The outbreak of COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic on our business.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three months ended March 31, 2020, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $154.2 million, or 72.0% of our total assets, at March 31, 2020 and $116.5 million, or 69.8% of our total assets at March 31, 2019. Interest income earned on these assets was $0.7 million and $0.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At March 31, 2020, our cash equivalents consisted of money market funds and repurchase agreements that were collateralized by deposits in the form of government securities and obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us and we do not expect significant fluctuations in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $26.8 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $203.9 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through an initial public offering, or IPO, of our common stock, private placements of our convertible preferred stock and convertible debt and our development and commercial license agreement dated February 24, 2016, as amended, with Les Laboratoires Servier, which we refer to as the Servier Agreement. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We expect that our existing cash and cash equivalents, will be sufficient to fund our expected operating expenses and capital expenditure requirements into the second half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

Provisions of our debt instruments may restrict our ability to pursue our business strategies

In May 2019, we entered into a loan and security agreement with Pacific Western Bank, or PWB, pursuant to which we may request advances on a revolving line of credit of up to an aggregate principal of $50.0 million, or the Revolving Line. The maturity date of the Revolving Line is May 15, 2022. As of March 31, 2020, we had no borrowings under our Revolving Line. Under the loan and security agreement, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Investment in biopharmaceutical and agricultural biotechnology product development is a highly speculative endeavor. It entails substantial upfront capital expenditures, and there is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our genome editing platform and the technologies we are using are new and unproven. We have initiated a Phase 1/2a clinical trial in patients with relapsed or refractory, or R/R, non-Hodgkin lymphoma or NHL, and R/R B-cell acute lymphoblastic leukemia, or B-ALL, as well as a Phase 1/2a clinical trial in patients with NHL, chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, but we have not commenced field trials for any of our product candidates from our food platform. We have not yet demonstrated an ability to successfully complete any clinical or field trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

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

Our success depends on our ability to develop and commercialize product candidates using our novel genome editing technology. The novel nature of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, preclinical or greenhouse studies and clinical or field trials. There have been a limited number of clinical trials of products created with genome editing technologies, only two of which has utilized our technology, and only two therapeutic products created with other genome editing technologies have received marketing approval in the United States. Because our therapeutic research programs are all in preclinical or early clinical stages, we have only been able to assess limited safety and efficacy data for one of our product candidates in a human trial. Current or future product candidates may not meet safety and efficacy requirements for continued development or ultimate approval in humans and may cause significant adverse events or toxicities. All of our product candidates are designed to act at the level of DNA, and because animal DNA differs from human DNA, it will be difficult for us to test our therapeutic product candidates in animal models for either safety or efficacy, and any testing that we conduct may not translate to their effects in humans. Moreover, animal models may not exist for some of the targets, diseases or indications that we intend to pursue. Similarly, we and our collaborators have not yet completed field trials for any agricultural product candidates created with our technology. Our product candidates may not be able to properly implement desired genetic edits with sufficient accuracy to be viable therapeutic or agricultural products, and there may be long-term effects associated with them that we cannot predict at this time. Any problems we experience related to the development of our genome editing technology or any of our or our collaborators’ research programs or product candidates may cause significant delays or unanticipated costs, and we may not be able to satisfactorily solve such problems. These factors may prevent us or our collaborators from completing our preclinical or greenhouse studies or any clinical or field trials that we or our collaborators may initiate, or profitably commercializing any product candidates on a timely basis, or at all. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process as we develop and prepare to commercialize product candidates. These factors make it more difficult for us to predict the time, cost and potential success of product candidate development. If our product development activities take longer or cost more than anticipated, or if they ultimately are not successful, it would materially adversely affect our business and results of operations.

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

We sometimes estimate, or may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies or clinical or field trials, the submission of regulatory filings, the receipt of marketing approval or the realization of other commercialization objectives. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities, the receipt of key regulatory approvals or actions, and other factors, including without limitation, impacts resulting from the COVID-19 pandemic, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of the product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the trading price of our common stock may decline.

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

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory agency may not be indicative of what any other regulatory agency may require for approval, and there has historically been substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissues, and Gene Therapies Advisory Committee to advise CBER on its review.  Our product candidates will need to meet safety and efficacy standards applicable to any new biologic under the regulatory framework administered by the FDA. In addition to the submission of an IND to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials subject to the NIH Guidelines are subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. We are subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.

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

Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We have initiated a Phase 1/2a clinical trial in patients with R/R NHL or R/R B-ALL, and an additional Phase 1/2a clinical trial in subjects with NHL, chronic lymphocytic leukemia and small lymphocytic lymphoma. We do not know whether any current or planned clinical trials will need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:

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

We expect our manufacturing strategy for one or more of our product candidates may involve the use of contract manufacturing organizations, or CMOs, as well as our newly opened manufacturing facility, MCAT. The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of, and are currently completely dependent on, our contract manufacturing partners for compliance with cGMP, for the manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Patient enrollment may also be affected by many factors, including:

•	severity and difficulty of diagnosing of the disease under investigation;
•	size of the patient population and process for identifying subjects;
•	eligibility and exclusion criteria for the trial in question;
•	our or our collaborators’ ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	design of the trial protocol;
•	availability and efficacy of approved medications or therapies, or other clinical trials, for the disease or condition under investigation;
•	perceived risks and benefits of the product candidate under trial or testing, or of the application of genome editing to human indications;
•	availability of genetic testing for potential patients;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	ability to obtain and maintain subject consent;
•	risk that enrolled subjects will drop out before completion of the trial;
•	ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
•	unforeseen events, such as natural or manmade disasters, public health emergencies, such as the outbreak of the COVID-19 pandemic, or other natural catastrophic events.

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

•

U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibits, among other things, individuals and entities from knowingly presenting, or causing to be presented, to the U.S. government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government.  In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

We have received orphan drug designation for PBCAR0191 for the treatment of ALL and mantle cell lymphoma, or MCL, PBCAR20A for the treatment of MCL, and PBCAR269A for the treatment of multiple myeloma, and we may seek orphan drug designation for some or all of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, which may negatively impact our ability to develop or obtain regulatory approval for such product candidates and may reduce our revenue if we obtain such approval.

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

Risks Related to Our Organization, Structure and Operations

The outbreak of COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

COVID-19 has been declared a pandemic and has spread to multiple global regions, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have implemented a work-from-home policy and have restricted on-site activities to certain manufacturing functions and limited laboratory and support activities only.

As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•	refusal of the FDA to accept data from clinical trials in affected geographies;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	impacts from prolonged remote work arrangements, such as strains on our business continuity plans, cybersecurity risks, and inability of certain employees to perform their work remotely; and
•	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, the potential economic impact brought by and the duration of the COVID-19 pandemic is difficult to assess or predict and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2020, we had 225 employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

As of March 31, 2020, we had cash and cash equivalents of $154.2 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since March 31, 2020, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Changes in tax laws or regulations may adversely impact our ability to utilize all, or any, of our net operating loss carryforwards. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Cuts and Jobs Act. Under the CARES Act, net operating losses arising in a tax year beginning after December 31, 2017, and before January 1, 2021, generally may now be carried back five years. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused losses generated in taxable years ending after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the to the Tax Cuts and Jobs Act or the CARES Act.

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

We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, pursuant to our loan and security agreement with PWB, we are prohibited from paying cash dividends without the prior written consent of PWB, and future debt instruments may materially restrict our ability to pay dividends on our common stock. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in our common stock will depend upon any future appreciation in its value. Consequently, you may need to sell all or part of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

As further discussed in Note 9 “Segment reporting” of the Company’s notes to condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, the Company previously allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount and presented such allocated expenditures separately from segment operational cash expenditures.  Beginning January 1, 2020, such allocated expenditures are included within segment operational cash expenditures.  Prior periods have been revised to reflect the current period presentation.

This information is intended to assist investors in making comparisons of the Company’s historical financial information with future financial information. The reported financial information below has been reclassified to conform to the current presentation.

The table below summarizes the reclassified presentation of the Company’s segment reporting.

	For the Years Ended December 31,
(in thousands)	2019	2018
Revenue:
Therapeutics	$20,632	$9,523
Food	1,606	1,360
Total segment revenue	22,238	10,883
Segment operational cash expenditures:
Therapeutics	$70,059	$46,650
Food	6,984	12,026
Total segment operational cash expenditures	77,043	58,676
Segment operating income (loss):
Therapeutics	$(49,427)	$(37,127)
Food	(5,378)	(10,666)
Total segment operating loss	$(54,805)	$(47,793)

The table below summarizes the Company’s segment reporting as originally reported on the Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands)	2019	2018
Revenue:
Therapeutics	$20,632	$9,523
Food	1,606	1,360
Total segment revenue	22,238	10,883
Segment operational cash expenditures:
Therapeutics	$45,941	$35,045
Food	6,984	9,125
Total segment operational cash expenditures	52,925	44,170
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$24,118	$11,605
Food	—	2,901
Total allocation of centralized research and development operational cash expenditures	24,118	14,506
Segment operating income (loss):
Therapeutics	$(49,427)	$(37,127)
Food	(5,378)	(10,666)
Total segment operating loss	$(54,805)	$(47,793)

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	4/1/2019

10.1†	Amendment No. 1, dated March 10, 2020, to Collaboration and License Agreement by and between Gilead Sciences, Inc. and Precision BioSciences, Inc., dated September 10, 2018, as amended					*

10.2	Second Amendment to Lease, dated March 12, 2020, to Lease Agreement between Precision BioSciences, Inc. and Durham TW Alexander, LLC, dated October 2, 2018, as amended					*

10.3	Eighth Amendment, dated March 3, 2020, to Lease Agreement between Precision BioSciences, Inc. and Venable Tenant, LLC, dated April 5, 2010, as amended					*

10.4	Amendment No. 2, dated February 3, 2020, to the Amended and Restated Investors’ Rights Agreement among the Company and certain of its stockholders and the holders of the 2019 Notes, dated May 25, 2018, as amended	8-K	001-38841	10.1	2/6/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Company Name

Date: May 15, 2020	By:	/s/ Matthew Kane
Matthew Kane
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: May 15, 2020	By:	/s/ Abid Ansari
Abid Ansari
Chief Financial Officer (principal financial officer)