Form 10-Q
period 2020-06-30
PRECISION BIOSCIENCES INC
filed 2020-08-13
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As August 6, 2020, the registrant had 52,344,813 shares of common stock, $0.000005 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, planned preclinical studies and clinical or field trials, the status and results of our preclinical and clinical studies, expected release of interim data, expectations regarding our allogeneic chimeric antigen receptor T cell immunotherapy product candidates, potential new partnerships or alternative opportunities for our product candidates, expectations regarding our collaboration and license agreement with the University of Pennsylvania, capabilities of our manufacturing facility, regulatory approvals, research and development costs, timing, expected results and likelihood of success, plans and objectives of management for future operations, as well as the impact of the COVID-19 pandemic may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim”, “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. These risks and uncertainties include, but are not limited to:

•	our ability to become profitable;
•	our ability to procure sufficient funding and requirements under our current debt instruments and effects of restrictions thereunder;
•	risks associated with raising additional capital;
•	our operating expenses and our ability to predict what those expenses will be;
•	our limited operating history;
•	the success of our programs and product candidates in which we expend our resources;

•limited ability or inability to assess the safety and efficacy of our product candidates;

•	our dependence on our ARCUS technology;
•	the initiation, cost, timing, progress, achievement of milestones and results of research and development activities, preclinical or greenhouse studies and clinical or field trials;
•	public perception about genome editing technology and its applications;
•	competition in the genome editing, biopharmaceutical, biotechnology and agricultural biotechnology fields;
•	our or our collaborators’ ability to identify, develop and commercialize product candidates;
•	pending and potential liability lawsuits and penalties against us or our collaborators related to our technology and our product candidates;

•	the U.S. and foreign regulatory landscape applicable to our and our collaborators’ development of product candidates;
•

our or our collaborators’ ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our or our collaborators’ ability to advance product candidates into, and successfully design, implement and complete, clinical or field trials;
•	potential manufacturing problems associated with the development or commercialization of any of our product candidates;

•our ability to obtain an adequate supply of T cells from qualified donors;

•	our ability to achieve our anticipated operating efficiencies at our manufacturing facility;
•	delays or difficulties in our and our collaborators’ ability to enroll patients;

•changes in interim “top-line” and initial data that we announce or publish;

•	if our product candidates do not work as intended or cause undesirable side effects;
•	risks associated with applicable healthcare, data protection, privacy and security regulations and our compliance therewith;
•	the rate and degree of market acceptance of any of our product candidates;
•	the success of our existing collaboration agreements, and our ability to enter into new collaboration arrangements;
•	our current and future relationships with and reliance on third parties including suppliers and manufacturers;
•	our ability to obtain and maintain intellectual property protection for our technology and any of our product candidates;
•	potential litigation relating to infringement or misappropriation of intellectual property rights;
•	our ability to effectively manage the growth of our operations;
•	our ability to attract, retain, and motivate key executives and personnel;
•	market and economic conditions;
•	effects of system failures and security breaches;
•	effects of natural and manmade disasters, public health emergencies and other natural catastrophic events;
•	effects of the outbreak of COVID-19, or any pandemic, epidemic or outbreak of an infectious disease;
•	insurance expenses and exposure to uninsured liabilities;
•	effects of tax rules; and
•	risks related to ownership of our common stock, including fluctuations in our stock price.

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

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$126,886	$180,886
Accounts receivable	83	965
Prepaid expenses	10,184	9,497
Other current assets	240	2,324
Total current assets	137,393	193,672
Property, equipment, and software—net	37,541	39,571
Intangible assets—net	1,402	1,432
Right-of-use assets	6,495	—
Other assets	1,361	558
Total assets	$184,192	$235,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,587	$2,037
Accrued compensation	3,343	4,425
Accrued clinical and research and development expenses	3,118	2,400
Accrued other expenses and other current liabilities	1,403	1,584
Deferred revenue	23,060	16,486
Lease liabilities	1,800	—
Total current liabilities	34,311	26,932
Deferred revenue—noncurrent	55,161	65,895
Deferred rent—noncurrent	—	4,092
Lease liabilities—noncurrent	9,121	—
Total liabilities	98,593	96,919
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 52,978,901 shares issued and 52,168,429 shares outstanding as of June 30, 2020; 51,965,708 shares issued and 51,155,236 shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	323,155	316,333
Accumulated deficit	(236,604)	(177,067)
Treasury stock	(952)	(952)
Total stockholders’ equity	85,599	138,314
Total liabilities and stockholders’ equity	$184,192	$235,233

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$1,078	$5,389	$8,076	$10,851
Operating expenses
Research and development	25,183	22,760	50,062	42,721
General and administrative	8,703	6,500	18,318	11,495
Total operating expenses	33,886	29,260	68,380	54,216
Loss from operations	(32,808)	(23,871)	(60,304)	(43,365)
Other income (expense), net:
Change in fair value of convertible notes payable	—	2,950	—	(9,758)
Interest expense	—	—	—	(182)
Interest income	107	1,485	767	2,086
Total other income (expense), net	107	4,435	767	(7,854)
Net loss and net loss attributable to common stockholders	$(32,701)	$(19,436)	$(59,537)	$(51,219)
Net loss per share attributable to common stockholders- basic and diluted	$(0.63)	$(0.39)	$(1.15)	$(1.55)
Weighted average shares of common stock outstanding- basic and diluted	51,909,240	50,035,370	51,611,005	33,095,314

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- January 1, 2019	25,650,000	$3	21,956,095	$2	16,717,117	$—	$126,094	$(85,187)	$(952)	$39,960
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	—	—	—	997	—	997
Stock option exercises	—	—	—	—	145,975	—	107	—	—	107
Share-based compensation expense	—	—	—	—	—	—	1,549	—	—	1,549
Net loss	—	—	—	—	—	—	—	(31,783)	—	(31,783)
Balance- March 31, 2019	25,650,000	$3	21,956,095	$2	16,863,092	$—	$127,750	$(115,973)	$(952)	$10,830
Conversion of convertible preferred stock into common stock upon initial public offering	(25,650,000)	(3)	(21,956,095)	(2)	22,301,190	—	5	—	—	—
Issuance of common stock upon conversion of convertible notes	—	—	—	—	2,921,461	—	49,490	—	—	49,490
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	—	—	9,085,000	—	130,543	—	—	130,543
Stock option exercises	—	—	—	—	230,272	—	272			272
Share-based compensation	—	—	—	—	—	—	2,279	—	—	2,279
Net loss	—	—	—	—	—	—	—	(19,436)	—	(19,436)
Balance- June 30, 2019	—	—	—	—	51,401,015	—	310,339	(135,409)	(952)	173,978

Balance- January 1, 2020	—	$—	—	$—	51,965,708	$—	$316,333	$(177,067)	$(952)	$138,314
Stock option exercises	—	—	—	—	244,999	—	212	—	—	212
Issuance of common stock under employee stock purchase plan	—	—	—	—	42,620	—	239	—	—	239
Share-based compensation expense	—	—	—	—	—	—	3,105	—	—	3,105
Net loss	—	—	—	—	—	—	—	(26,836)	—	(26,836)
Balance- March 31, 2020	—	$—	—	$—	52,253,327	$—	$319,889	$(203,903)	$(952)	$115,034
Stock option exercises	—	—	—	—	725,574	—	148	—	—	148
Share-based compensation expense	—	—	—	—	—	—	3,118	—	—	3,118
Net loss	—	—	—	—	—	—	—	(32,701)	—	(32,701)
Balance- June 30, 2020	—	$—	—	$—	52,978,901	$—	$323,155	$(236,604)	$(952)	$85,599

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(59,537)	$(51,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,358	2,107
Share-based compensation	6,223	3,828
Loss on disposal of assets	—	22
Non-cash interest expense	—	182
Change in fair value of convertible notes payable	—	9,758
Amortization of right-of-use assets	485	—
Changes in operating assets and liabilities:
Prepaid expenses	(687)	648
Accounts receivable	882	273
Other assets and other current assets	1,913	(852)
Accounts payable	(121)	207
Accrued other expenses and other current liabilities	(226)	2,436
Deferred revenue	(4,160)	(3,872)
Lease liabilities and right-of-use assets	(841)	—
Net cash used in operating activities	(51,711)	(36,482)
Cash flows from investing activities:
Purchases of property, equipment and software	(2,888)	(13,219)
Net cash used in investing activities	(2,888)	(13,219)
Cash flows from financing activities:
Proceeds from stock option exercises	360	379
Proceeds from employee stock purchase plan	239	—
Deferred offering costs	—	(2,507)
Issuance of convertible notes	—	39,550
Proceeds from IPO, net of underwriting discounts and commissions	—	135,185
Net cash provided by financing activities	599	172,607
Net increase (decrease) in cash and cash equivalents	(54,000)	122,906
Cash and cash equivalents—beginning of period	180,886	103,193
Cash and cash equivalents —end of period	$126,886	$226,099

Supplemental disclosures of noncash financing and investing activities:
Common stock issued on conversion of convertible notes	$—	$49,490
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$471	$2,052

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s wholly (100%) owned subsidiary, Precision PlantSciences, Inc., was incorporated on January 4, 2012. Precision PlantSciences, Inc. amended its certificate of incorporation on January 16, 2018 to change its name to Elo Life Systems, Inc. Elo Life Systems Australia Pty Ltd was incorporated on May 29, 2018 as a 100% owned subsidiary of Elo Life Systems, Inc. Additionally, the Company’s 100% owned subsidiary Precision BioSciences UK Limited was incorporated on June 17, 2019. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

Management believes that existing cash, cash equivalents and available credit will allow the Company to continue its operations into 2022. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2020 and consolidated results of operations for the three and six months ended June 30, 2020 and 2019 and the consolidated cash flows for the six months ended June 30, 2020 and 2019, have been made. The Company’s consolidated results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the six months ended June 30, 2020, the Company recorded cumulative catch up adjustments that reduced revenue recognition by $6.6 million, in addition to a contract liability adjustment, for changes in total estimated effort to be incurred in the future to satisfy the performance obligation.

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

As a result of adopting ASC 606, the Company recorded a $1.0 million transition adjustment in the first quarter of 2019 to reduce the opening balance of accumulated deficit as of January 1, 2019 primarily as a result of the treatment of the up-front consideration received from the Company’s collaboration agreements under prior revenue recognition guidance. During the six months ended June 30, 2020, the Company recognized $4.2 million in revenue that was included in the deferred revenue balance as of December 31, 2019.

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

Under the terms of its equity incentive award plans, the Company’s board of directors may grant equity or equity-based awards to employees, directors and service providers. The Company granted stock options under the 2006 Stock Incentive Plan (“2006 Plan”) until April 2015 when the 2015 Stock Incentive Plan (“2015 Plan”) was adopted. The 2006 Plan expired in 2016 and there are no remaining shares available to be granted under the 2006 Plan. There were 758,080 stock options outstanding under the 2006 Plan as of June 30, 2020.

Upon adoption of the 2015 Plan, there were 5,270,095 shares of common stock reserved for issuance. In May 2018, the Company amended the 2015 Plan to increase the number of shares reserved for issuance to 8,211,980. The 2015 Plan had 4,921,312 stock options outstanding as of June 30, 2020. The Company’s board of directors determines the terms of stock options granted under the 2015 Plan, including option exercise prices and vesting.

On March 12, 2019, the Company’s board of directors adopted, and the Company’s stockholders approved the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019. On March 27, 2019, the Company ceased granting new awards under the 2015 Plan.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards initially equal to 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. The number of shares available for issuance under the 2019 Plan was increased by 2,046,209 on January 1, 2020 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. The 2019 Plan had 4,296,545 stock options outstanding as of June 30, 2020.

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

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee	$2,850	$2,138	$5,779	$3,577
Nonemployee	268	141	444	251
	$3,118	$2,279	$6,223	$3,828

Share-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,953	$1,510	$3,808	$2,516
General and administrative	1,165	769	2,415	1,312
	$3,118	$2,279	$6,223	$3,828

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	74.09%	73.82%
Weighted-average risk-free interest rate	0.54%	0.69%
Expected life of options (in years)	6.56	6.57
Weighted-average fair value per option	$4.54	$5.12

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

The following table summarizes activity in the Company’s stock option plans for the six months ended June 30, 2020:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of January 1, 2020	8,919,116	$7.02
Granted	2,576,567	7.71
Exercised	(970,573)	0.37
Forfeited/canceled	(549,173)	7.76
Balance as of June 30, 2020	9,975,937	$7.81

The intrinsic value of stock options exercised was $6.7 million and $4.6 million during the six months ended June 30, 2020 and 2019, respectively.

There was approximately $33.6 million of total unrecognized compensation cost related to unvested stock options as of June 30, 2020, which is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 4:	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not subject to any material legal proceedings.

COVID-19 Pandemic

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. The Company has taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of its employees and the community. In particular, the Company has implemented a work-from-home policy and has restricted on-site activities, including certain manufacturing functions and limited laboratory and support activities.

The Company is working closely with its clinical sites, physician partners and the patient community to monitor and manage the impact of the COVID-19 pandemic. The Company remains committed to its clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic have caused delays in the Company’s clinical trial site activation and impacted its ability to enroll patients. The Company may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing its planned and ongoing clinical trials, and the Company may incur other unforeseen costs as a result. While the extent to which COVID-19 may continue to impact the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows. The Company is continuing to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of its business.

Leases

The Company has operating leases for real estate in North Carolina and does not have any finance leases.

During the six months ended June 30, 2020, the Company entered into three related amendments to an existing real estate lease for additional space. The Company is involved in the construction and design of the space and anticipates that it will incur construction costs, subject to an allowance for tenant improvements of up to $0.9 million. The lease expires on August 31, 2027. The base rent is $0.5 million per year, subject to an annual upward adjustment of 3.0%, and the Company is subject to a two month free-rent period. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The lease commencement date, for accounting purposes, was not reached as of June 30, 2020 and therefore the lease is not included in the Company’s operating lease right-of-use asset or operating lease liabilities as of June 30, 2020. As part of the amendments, upon construction completion, the term of the existing space will be extended by one year, through August 31, 2027.

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

The Company has existing net leases in which the non-lease components (e.g., common area maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but rather reflected as an expense in the period incurred. As of June 30, 2020, right-of-use assets of $6.5 million, current lease liabilities of $1.8 million, and non-current lease liabilities of $9.1 million are reflected on the balance sheet. The elements of lease expense were as follows:

Six Months Ended June 30,
(in thousands)	2020
Lease Cost
Operating lease cost	$942
Short-term lease cost	237
Variable lease cost	466
Total Lease Cost	$1,645

Other Information
Operating cash flows used for operating leases	1,276
Operating lease liabilities arising from obtaining right-of-use assets	157

Operating Leases
Weighted average remaining lease term (in years)	4.9

Operating Leases
Weighted average discount rate	8.3%

Future lease payments under non-cancelable leases with terms of greater than one year as of June 30, 2020, were as follows:

(in thousands)	June 30, 2020
2020 (excluding the 6 months ended June 30, 2020)	$1,292
2021	2,674
2022	2,758
2023	2,836
2024	2,128
2025 and beyond	1,639
Total lease payments	13,327
Less: imputed interest	2,406
Total operating lease liabilities	$10,921

Minimum lease payments under operating leases as of December 31, 2019 under superseded ASC 840 Leases accounting guidance were as follows:

(in thousands)	December 31, 2019
2020	$2,706
2021	3,099
2022	3,196
2023	3,288
2024	2,611
2025 and beyond	3,066
Total minimum lease payments	$17,966

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

Revolving Line

On June 23, 2020, the Company and Pacific Western Bank (“Bank”) entered into the Third Amendment to Loan and Security Agreement to the revolving line of credit agreement dated as of May 15, 2019 (as amended, the “Pacific Western Loan”).

The aggregate principal amount under the Pacific Western Loan is $30.0 million. The Pacific Western Loan matures on June 23, 2022, provided that, if the Company receives aggregate cash proceeds of at least $125.0 million from the issuance of the Company’s equity securities and/or upfront cash proceeds from strategic partnerships on terms and conditions reasonably satisfactory to the Bank, the maturity date shall then instead be June 23, 2023.  All outstanding principal amounts are due on the maturity date. The Company must also maintain an aggregate balance of unrestricted cash at Bank (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

The interest rate under the Pacific Western Loan is a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Pacific Western Loan), or (b) 6.00%.  There were no borrowings, and the Company was in compliance with its financial covenants, under the Pacific Western Loan as of June 30, 2020.

NOTE 6:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2020 as the Company incurred losses for the six months ended June 30, 2020 and is forecasting additional losses through the remainder of fiscal year ending December 31, 2020, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2020. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of June 30, 2020, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

As of June 30, 2020 and December 31, 2019, the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations.

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

June 30, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$103,356	$103,356	$—	$—
Repurchase agreements	20,000	—	20,000	—
	$123,356	$103,356	$20,000	$—

December 31, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,395	$3,395	$—	$—
Repurchase agreements	173,000	—	173,000	—
	$176,395	$3,395	$173,000	$—

NOTE 8:	COLLABORATION AND LICENSE AGREEMENTS

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

The Company recognizes revenue from the upfront payment of $105.0 million based on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation, which is based on the actual time of R&D activities performed relative to expected time to be incurred in the future to satisfy the performance obligation. Management evaluates and adjusts the total expected research effort for the performance obligation on a quarterly basis based upon actual research accomplishments, changes in research approach as determined by the JSC, Servier’s selection and direction on antigen targets, and the probability of continuing research efforts in the future. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The remaining performance obligation associated with the $105.0 million upfront payment is expected to be satisfied over an approximate 5 year period as of June 30, 2020.

During the six months ended June 30, 2020 and 2019, the Company recognized revenue under the agreement with Servier of approximately $2.6 million and $3.0 million, respectively. Deferred revenue related to the agreement with Servier amounted to $78.2 million and $80.9 million as of June 30, 2020 and December 31, 2019, respectively, of which $23.1 million and $15.0 million, respectively is included in current liabilities. No development or sales-based milestone payments were received during the six months ended June 30, 2020 and 2019.

Collaboration and License Agreement with Gilead

On July 6, 2020 (the “Termination Notice Date”), Gilead Sciences (“Gilead”) notified the Company of its termination of the Collaboration and License Agreement between Gilead and the Company, dated September 10, 2018, as subsequently amended by Amendment No. 1 to the Collaboration and License Agreement, dated March 10, 2020 (as amended, the “Gilead Agreement”). Pursuant to the termination notice, the Gilead Agreement will terminate effective September 4, 2020.  Upon termination, the Company will regain full rights and all data it generated for the in vivo chronic hepatitis B virus (“HBV”) program developed under the Gilead Agreement. The Company is exploring partnership or alternative opportunities to enable the continued development of ARCUS-based HBV therapies, the progression toward the submission of an IND for this product candidate and the reassessment of the timing of such IND submission.

Revenue associated with the combined performance obligation was recognized on a straight-line basis as the R&D services were provided through the Termination Notice Date. During the six months ended June 30, 2020 and 2019, the Company recognized revenue under the Gilead Agreement of approximately $3.9 million and $6.7 million, respectively. The Company did not have deferred revenue related to the Gilead Agreement as of  June 30, 2020. Deferred revenue amounted to $1.5 million as of December 31, 2019. No development or sales-based milestone payments were received during the six months ended June 30, 2020.

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

Presented below is the financial information with respect to the Company’s reportable segments:

	Three Months Ended June 30,
(in thousands)	2020	2019	Change
Revenue:
Therapeutics	$1,020	$4,819	$(3,799)
Food	58	570	(512)
Total segment revenue	1,078	5,389	(4,311)
Segment operational cash expenditures:
Therapeutics	19,117	17,990	1,127
Food	1,588	2,077	(489)
Total segment operational cash expenditures	20,705	20,067	638
Segment operating loss:
Therapeutics	(18,097)	(13,171)	(4,926)
Food	(1,530)	(1,507)	(23)
Total segment operating loss	(19,627)	(14,678)	(4,949)
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	(10,714)	(11,123)	409
Interest income received	(107)	(1,485)	1,378
Depreciation and amortization	(2,203)	(1,168)	(1,035)
Amortization of right-of-use asset	(250)	—	(250)
Share-based compensation	(3,118)	(2,279)	(839)
Loss on disposal of assets	—	(22)	22
Changes in prepaid expenses, accounts payable and accrued expenses	3,211	6,884	(3,673)
Total consolidated loss from operations	$(32,808)	$(23,871)	$(8,937)

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Revenue:
Therapeutics	$6,493	$9,638	$(3,145)
Food	1,583	1,213	370
Total segment revenue	8,076	10,851	(2,775)
Segment operational cash expenditures:
Therapeutics	$38,374	$34,653	$3,721
Food	4,406	4,184	222
Total segment operational cash expenditures	42,780	38,837	3,943
Segment operating loss:
Therapeutics	$(31,881)	$(25,015)	$(6,866)
Food	(2,823)	(2,971)	148
Total segment operating loss	(34,704)	(27,986)	(6,718)
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	$(16,617)	$(18,145)	$1,528
Interest income received	(767)	(2,086)	1,319
Depreciation and amortization	(4,358)	(2,107)	(2,251)
Amortization of right-of-use asset	(485)	—	(485)
Share-based compensation	(6,223)	(3,828)	(2,395)
Loss on disposal of assets	—	(22)	22
Changes in prepaid expenses, accounts payable and accrued expenses	2,850	10,809	(7,959)
Total consolidated loss from operations	$(60,304)	$(43,365)	$(16,939)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in Part II. Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” “the Company” and “Precision” refer to Precision BioSciences, Inc. and its subsidiaries on a consolidated basis.

Overview

We are a life sciences company dedicated to improving life through the application of our pioneering, proprietary ARCUS genome editing platform. We leverage ARCUS in the development of our product candidates, which are designed to treat human diseases and create healthy and sustainable food and agricultural solutions. We are actively developing product candidates in three innovative areas: allogeneic CAR T cell immunotherapy, in vivo gene correction, and food. We are currently conducting a Phase 1/2a clinical trial of PBCAR0191 in adult patients with relapsed or refractory, or R/R, non-Hodgkin lymphoma, or NHL, or R/R B-cell precursor acute lymphoblastic leukemia, or B-ALL. PBCAR0191 is our first gene-edited allogeneic chimeric antigen receptor, or CAR, T cell therapy candidate targeting CD19 and is being developed in collaboration with Les Laboratoires Servier, or Servier, pursuant to a collaboration agreement (the “Servier Agreement”). We have received orphan drug designation, or ODD, for PBCAR0191 from the U.S. Food and Drug Administration, or FDA, for the treatment of acute lymphoblastic leukemia, or ALL. The NHL cohort will include patients with mantle cell lymphoma (“MCL”), an aggressive subtype of NHL, for which we have received ODD from the FDA. Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers, and is designed to avoid graft-versus-host disease, or GvHD, a significant complication associated with donor-derived, cell-based therapies. We believe that this trial, which is designed to assess the safety and tolerability of PBCAR0191 at increasing dose levels, as well as to evaluate anti-tumor activity, is the first U.S.-based clinical trial to evaluate an allogeneic CAR T therapy for R/R NHL. Furthermore, we believe that our proprietary, one-step engineering process for producing allogeneic CAR T cells with a potentially optimized cell phenotype, at large scale in a cost-effective manner, will enable us to overcome the fundamental clinical and manufacturing challenges that have limited the CAR T field to date.

In December 2019, we announced initial data from this ongoing Phase 1/2a clinical trial of PBCAR0191 in adult patients with R/R NHL and R/R B-ALL. A total of nine adult patients were reported in these initial Phase 1 trial results, including six with NHL (three treated at Dose Level 1 (3x105 cells/kg), or DL1, and three treated at Dose Level 2 (1x106 cells/kg), or DL2), and three with B-ALL (all treated at DL2). These data indicated no serious adverse events or dose limiting toxicities. In the NHL cohort, four of six patients demonstrated an objective tumor response by Lugano criteria at day 28, for an overall objective response rate of 67%, including three partial responses and one complete response. In the B-ALL cohort, one of three patients achieved a complete response at day 28 following treatment with PBCAR0191. As of December 2019, dosing of patients at Dose Level 3 (3x106 cells/kg) was underway.  Based on the data observed at DL1 and DL2, we filed a protocol amendment for this trial with the FDA in December 2019.  Following feedback from the FDA in January 2020, the protocol amendment is now being implemented and we are actively assessing key clinical questions including the impact of higher total doses of cells, repeat dose of cells, and/or the impact of modified lymphodepletion on the ability to achieve durable clinical benefit. The PBCAR0191 clinical trial continues to progress, and no dose limiting toxicities or serious adverse events have been observed to date. Due to the impacts of COVID-19 and its effect on site activation and patient enrollment on all studies, including PBCAR0191, we expect to present updated interim clinical data from both the NHL and B-ALL cohorts of this trial no earlier than the fourth quarter of 2020.

In January 2020, we announced that we expect to advance a program targeting the rare genetic disease primary hyperoxaluria type 1, or PH1 as our lead wholly owned in vivo gene correction program. PH1 affects approximately 1-3 people per million in the United States and is caused by loss of function mutations in the AGXT gene, leading to the accumulation of calcium oxalate crystals in the kidneys. Patients suffer from painful kidney stones which may ultimately lead to renal failure. Using ARCUS, we are developing a potential therapeutic approach to PH1 that involves knocking out a gene called HAO1 which acts upstream of AGXT. Suppressing HAO1 has been shown in preclinical models by us to prevent the formation of calcium oxalate. We therefore believe that a one-time administration of an ARCUS nuclease targeting HAO1 may be a viable strategy for a durable treatment of PH1 patients. In preclinical murine studies of PH1 we have demonstrated that administration of an ARCUS nuclease targeting HAO1 resulted in approximately 70% reduction in urine calcium oxalate levels. We have also demonstrated that ARCUS efficiently knocked out the HAO1 gene in non-human primates. We plan to select a clinical candidate for this program during 2020.

In April 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our second allogeneic CAR T cell therapy product candidate, PBCAR20A. PBCAR20A is wholly owned by us and targets the validated tumor cell surface target CD20. It is being investigated in two cohorts of patients. The first cohort will enroll patients with R/R NHL, and the second will enroll patients with R/R chronic lymphocytic leukemia, or CLL, or R/R small lymphocytic lymphoma, or SLL. A subset of the NHL patients will have the diagnosis of MCL and we have received orphan drug designation for PBCAR20A from the FDA for the treatment of this disease.  Based on the safety profile observed to date with PBCAR0191, the FDA agreed to allow us to commence dosing with PBCAR20A directly at what was originally designed to be Dose Level 2 (1x106 cells/kg), with the subsequent dose level expected to be 3x106 cells/kg.

In June 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our third allogenic CAR T cell therapy product candidate, PBCAR269A. PBCAR269A is wholly owned by us and is designed to target the validated tumor cell surface target BCMA. It will be investigated in subjects with R/R multiple myeloma and we have received orphan drug designation from the FDA for this indication. The starting dose of PBCAR269A is 6x105 cells/kg.  Subsequent cohorts will be treated with escalating doses to a maximum dose of 6x106 cells/kg.

In July 2020, we announced we will regain full clinical development and commercialization rights and all data we generated for the in vivo chronic hepatitis B virus (HBV) program developed under our 2018 collaboration agreement with Gilead Sciences, effective September 4, 2020. We are exploring partnership or alternative opportunities to enable the continued development of ARCUS-based HBV therapies, the progression toward the submission of an IND for this product candidate and the reassessment of the timing of such IND submission.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily with proceeds from the sale of our convertible preferred stock and upfront payments from licensing arrangements. As of June 30, 2020, we have generated approximately $480.0 million from third parties through a combination of financings including through our IPO, preferred stock and convertible note financings, an upfront payment under the Servier Agreement and additional funding from other strategic alliances and grants.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. Our net losses were $59.5 million and $51.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $236.6 million.

We expect our operating expenses to increase substantially in connection with the expansion of our product development programs and capabilities. Further, we expect collaboration revenue will decrease in connection with the termination of the Gilead Agreement (as defined below). We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

Impact of COVID-19 Pandemic

We are closely monitoring how the spread of the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. The Company has taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of its employees and the community. In particular, the Company has implemented a work-from-home policy and has restricted on-site activities, including certain manufacturing functions and limited laboratory and support activities. We are working closely with our clinical sites, physician partners and the patient community to monitor and manage the impact of the evolving COVID-19 pandemic.  We remain committed to our clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic have caused, and are likely to continue to cause delays in our clinical trial site activation and impact our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. We expect that the COVID-19 pandemic may continue to impact our business, including our preclinical studies and clinical trials. At this time, there is still significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our preclinical studies and any further impact to our clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides for, among other things, the deferral of the deposit and payment of certain taxes. Pursuant to the CARES Act, the Company has elected to defer payment of the employer's share of social security taxes. See “Risk Factors—The outbreak of COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q.

Collaborations

Gilead

On July 6, 2020, Gilead Sciences (“Gilead”) notified us of its termination of the collaboration and license agreement dated September 10, 2018, subsequently amended by Amendment No. 1 dated March 10, 2020 or (the “Gilead Agreement”), to develop genome editing tools using ARCUS to target viral DNA associated with the hepatitis B virus. Pursuant to the termination notice, the Gilead Agreement will terminate effective September 4, 2020. Upon termination, as discussed above, we will regain full rights and all data we generated for the in vivo chronic hepatitis B program developed under the Gilead Agreement.

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

Trustees of the University of Pennsylvania

In January 2018, we entered into a research, collaboration and license agreement with the University of Pennsylvania (“Penn”) to collaborate on the preclinical development for gene editing products involving the delivery of an ARCUS nuclease. In October 2019, both parties agreed to adjust the activities conducted under the agreement to focus exclusively on the collaboration’s program to edit the PCSK9 gene to reduce levels of LDL-C in the blood, commonly known as “bad cholesterol.” On April 29, 2020, both parties agreed to coordinate a wind-down of all activities in their entirety under the agreement, effective as of June 30, 2020, however, we expect certain portions of the agreement may be extended, subject to ongoing discussions with Penn. We will not be required to make termination payments to Penn.

Dole Food Company

Through our wholly owned subsidiary, Elo Life Systems, Inc. (“Elo”), on June 22, 2020, we entered into a Research, Development, and Commercialization Agreement with Dole Food Company, Inc. (“Dole”) with the aim to co-develop banana varieties resistant to Fusarium oxysporum f. sp cubense Tropical race 4 (“Foc TR4”), utilizing proprietary computational biology workflows and the ARCUS genome editing platform.  The disease caused by Foc TR4, commonly known as Fusarium wilt, threatens the continued cultivation of the world’s most popular variety of banana called Cavendish, which is of considerable economic significance as this variety is used to produce export bananas for key markets around the globe and Dole is one of the largest producers in the industry. Fungicides, or other traditional means of disease control have failed as the pandemic continues to spread across vital banana growing economies.  Development of Foc TR4 varieties is critically important to save the banana industry, to protect the livelihoods of millions of banana growers and continue to provide consumers an affordable and nutritious fruit. Under the terms of the collaboration, Dole will fully fund research and development efforts executed by Elo, and Elo is eligible to receive royalties on any commercialized plant product.

Cargill, Inc.

In 2014, through Elo, we and Cargill, Inc. (“Cargill”) entered into a collaboration to produce ARCUS-optimized canola varieties with significantly lower levels of saturated fatty acids compared to the current levels in greenhouse studies. On July 30, 2020, we and Cargill mutually agreed to terminate the collaboration, effective August 31, 2020.

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

The following table summarizes our research and development expenses by product candidate or development program for the periods presented:

	Six Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2020	2020
Direct research and development expenses by product candidate:
CD19 external development costs	$4,948	$2,612
CD20 external development costs	3,029	1,874
BCMA external development costs	2,283	1,682
Platform development, early-stage research and unallocated expenses:
Employee-related costs	18,190	9,086
Laboratory supplies and services	6,101	2,443
Outsourced research and development	4,842	2,092
CMOs and research organizations	3,279	1,628
Laboratory equipment and maintenance	761	408
Facility-related costs	1,645	843
Depreciation and amortization	3,710	1,871
Licensing fees	1,150	582
Other research and development costs	124	62
Total research and development expenses	$50,062	$25,183

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we continue our Phase 1/2a clinical trials for our CD19, CD20 and BCMA product candidates, and continue to discover and develop additional product candidates.

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

We expect that our general and administrative expenses will increase in the future as we continue research activities and development of product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and June 30, 2019, together with the changes in those items in dollars:

	Three Months Ended June 30,
(in thousands)	2020	2019	Change
Revenue	$1,078	$5,389	$(4,311)
Operating expenses:
Research and development	25,183	22,760	2,423
General and administrative	8,703	6,500	2,203
Total operating expenses	33,886	29,260	4,626
Loss from operations	(32,808)	(23,871)	(8,937)
Other income:
Change in fair value of convertible notes payable	-	2,950	(2,950)
Interest income	107	1,485	(1,378)
Total other income	107	4,435	(4,328)
Net loss	$(32,701)	$(19,436)	$(13,265)

Revenue

Revenue for the three months ended June 30, 2020 was $1.1 million, compared to $5.4 million for the three months ended June 30, 2019. The decrease of $4.3 million in revenue during the three months ended June 30, 2020 was primarily the result of a $1.0 million decrease in collaboration revenue recognized from Servier, a $2.8 decrease in collaboration revenue recognized from Gilead and a decrease of $0.5 million in revenue from various joint development collaborations as agreements to provide services thereunder ended in 2019.

Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2020	2019	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$2,612	$1,390	$1,222
CD20 external development costs	1,874	—	1,874
BCMA external development costs	1,682	—	1,682
Platform development, early-stage research and unallocated expenses:
Employee-related costs	9,086	6,424	2,662
Laboratory supplies and services	2,443	3,423	(980)
Outsourced research and development	2,092	4,482	(2,390)
CMOs and research organizations	1,628	4,020	(2,392)
Laboratory equipment and maintenance	408	354	54
Facility-related costs	843	701	142
Depreciation and amortization	1,871	897	974
Licensing fees	582	—	582
Other research and development costs	62	1,069	(1,007)
Total research and development expenses	$25,183	$22,760	$2,423

Research and development expenses for the three months ended June 30, 2020 were $25.2 million, compared to $22.8 million for the three months ended June 30, 2019. The increase of $2.4 million was primarily due to increases in direct research and development expenses related to our CD19, CD20, and BCMA programs of $1.2 million, $1.9 million, and $1.7 million, respectively, due to increases in lab services and CMO and research organization costs as we entered a CD19 Phase 1/2a clinical trial in April 2019, CD20 Phase 1/2a clinical trial in April 2020, and BCMA Phase 1/2a clinical trial in June 2020, offset by a $2.4 million decrease in platform development, early-stage research and unallocated expenses.

Platform development, early-stage research and unallocated expenses decreased primarily due to a $2.4 million decrease in outsourced research and development spending, a $2.4 million decrease in CMOs and research organizations spending, a $1.0 million decrease in laboratory supplies and services and a $1.0 million decrease in other research and development costs, offset by a $2.7 million increase in employee-related costs associated with increased headcount to support our technology platform development and manufacturing capabilities, a $1.0 million increase in depreciation and amortization and a $0.7 million increase in licensing fees in the three months ended June 30, 2020 compared to the same period in 2019.

General and Administrative Expenses

General and administrative expenses were $8.7 million for the three months ended June 30, 2020 compared to $6.5 million for the three months ended June 30, 2019. The increase of $2.2 million was primarily due to costs required to meet our growing infrastructure needs, including increases of $1.0 million in consulting fees, $0.6 million in employee-related costs due to higher general and administrative headcount, $0.3 million in taxes and insurance costs and $0.3 million in information technology costs.

Change in Fair Value of Convertible Notes Payable

We elected on issuance to account for the 2019 Notes at fair value until their settlement. For the three months ended June 30, 2020, we did not recognize any income due to changes in fair value of the 2019 Notes, compared to $3.0 million of other income due to changes in fair value of the 2019 Notes recognized for the three months ended June 30, 2019. The 2019 Notes were settled on the closing of the IPO in April 2019.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2020 compared to $1.5 million for the three months ended June 30, 2019. The decrease of $1.4 million of interest income generated on our cash and cash equivalent balances was the result of lower interest rates in three months ended June 30, 2020 compared to the same period in 2019.

Segment Results

	Three Months Ended June 30,
(in thousands)	2020	2019	Change
Revenue:
Therapeutics	$1,020	$4,819	$(3,799)
Food	58	570	(512)
Total segment revenue	1,078	5,389	(4,311)
Segment operational cash expenditures:
Therapeutics	19,117	17,990	1,127
Food	1,588	2,077	(489)
Total segment operational cash expenditures	20,705	20,067	638
Segment operating loss:
Therapeutics	(18,097)	(13,171)	(4,926)
Food	(1,530)	(1,507)	(23)
Total segment operating loss	(19,627)	(14,678)	(4,949)

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

Therapeutics Segment

Revenue for the three months ended June 30, 2020 was $1.0 million, compared to $4.8 million for the three months ended June 30, 2019. The decrease of $3.8 million was the result of a $2.8 million decrease in collaboration revenue recognized from Gilead and a $1.0 million decrease in collaboration revenue recognized from Servier.

Segment operational cash expenditures for the three months ended June 30, 2020 were $19.1 million, compared to $18.0 million for the three months ended June 30, 2019. The increase of $1.1 million was primarily due to an increase in employee headcount, clinical trial research, consultant fees and lab equipment maintenance, offset by decreases in lab supplies, lab services and fixed assets. Segment operating loss increased $4.9 million to $18.1 million for the three months ended June 30, 2020 compared to $13.2 million for three months ended June 30, 2019 primarily due to the factors discussed above.

Food Segment

Revenue for the three months ended June 30, 2020 was $0.1 million, compared to $0.6 million for the three months ended June 30, 2019. The decrease of $0.5 million was attributable to a decrease in revenue from various joint development collaborations as agreements to provide services thereunder ended in 2019.

Segment operational cash expenditures for the three months ended June 30, 2020 were $1.6 million, compared to $2.1 million for the three months ended June 30, 2019. The decrease of $0.5 million was primarily due to a decrease in fixed assets offset by an increase in employee headcount. Segment operating loss was relatively consistent for three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and June 30, 2019, together with the changes in those items in dollars:

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Revenue	$8,076	$10,851	$(2,775)
Operating expenses:
Research and development	50,062	42,721	7,341
General and administrative	18,318	11,495	6,823
Total operating expenses	68,380	54,216	14,164
Loss from operations	(60,304)	(43,365)	(16,939)
Other income (expense), net:
Change in fair value of convertible notes payable	—	(9,758)	9,758
Interest expense	—	(182)	182
Interest income	767	2,086	(1,319)
Total other income (expense), net	767	(7,854)	8,621
Net loss	$(59,537)	$(51,219)	$(8,318)

Revenue for the six months ended June 30, 2020 was $8.1 million, compared to $10.9 million for the six months ended June 30, 2019.  The decrease of $2.8 million in revenue during the six months ended June 30, 2020 was primarily the result of a $1.5 million milestone payment received from an agriculture industry collaboration partner, offset by a $2.8 million decrease in collaboration revenue received from Gilead and a decrease of $1.1 million in revenue from various joint development collaborations as agreements to provide services thereunder ended in 2019 and a $0.4 million decrease in collaboration revenue received from Servier.

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$4,948	$3,026	$1,922
CD20 external development costs	3,029	—	3,029
BCMA external development costs	2,283	—	2,283
Platform development, early-stage research and unallocated expenses:
Employee-related costs	18,190	11,543	6,647
Laboratory supplies and services	6,101	6,637	(536)
Outsourced research and development	4,842	9,042	(4,200)
CMOs and research organizations	3,279	6,940	(3,661)
Laboratory equipment and maintenance	761	587	174
Facility-related costs	1,645	1,290	355
Depreciation and amortization	3,710	1,614	2,096
Licensing fees	1,150	-	1,150
Other research and development costs	124	2,042	(1,918)
Total research and development expenses	$50,062	$42,721	$7,341

Research and development expenses for the six months ended June 30, 2020 were $50.1 million, compared to $42.7 million for the six months ended June 30, 2019. The increase of $7.4 million was primarily due to increases in direct research and development expenses related to our CD19, CD20, and BCMA programs of $1.9 million, $3.0 million, and $2.3 million, respectively, due to increases in lab services and CMO and research organization costs as we entered a CD19 Phase 1/2a clinical trial in April 2019, CD20 Phase 1/2a clinical trial in April 2020, and BCMA Phase 1/2a clinical trial in June 2020, as well as a $0.1 increase in platform development, early-stage research and unallocated expenses.

Platform development, early-stage research and unallocated expenses increased primarily due to a $6.6 million increase in employee-related costs associated with increased headcount to support our technology platform development and manufacturing capabilities, a $2.1 million increase in depreciation and amortization and a $1.2 million increase in licensing fees, offset by a $4.2 million decrease in outsourced research and development spending, a $3.7 million decrease in CMOs and research organizations spending and a $1.9 million decrease in other R&D expenses in the six months ended June 30, 2020, compared to the same period in 2019.

General and Administrative Expenses

General and administrative expenses were $18.3 million for the six months ended June 30, 2020, compared to $11.5 million for the six months ended June 30, 2019. The increase of $6.8 million was primarily due to costs required to meet our growing infrastructure needs, including increases of $2.7 million in employee-related costs due to higher general and administrative headcount, $2.6 million in consulting fees, $0.9 million in taxes and insurance costs and $0.4 million in information technology costs.

Change in Fair Value of Convertible Notes Payable

We elected on issuance to account for the 2019 Notes at fair value until their settlement.  For the six months ended June 30, 2020, we did not recognize any income due to changes in fair value of the 2019 Notes, compared to $9.8 million of expense due to changes in fair value of the 2019 Notes recognized in the six months ended June 30, 2019. The 2019 Notes were settled on the closing of the IPO in April 2019.

Interest Expense

We did not incur interest expense for the six months ended June 30, 2020. Interest expense of $0.2 million for the six months ended June 30, 2019 consisted of interest from the 2019 Notes at a rate of 6% per annum.

Interest Income

Interest income was $0.8 million for the six months ended June 30, 2020, compared to $2.1 million for the six months ended June 30, 2019. The decrease of $1.3 million of interest income generated on our cash and cash equivalent balances was the result of lower interest rates in the six months ended June 30, 2020 compared to the same period in 2019.

Segment Results

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Revenue:
Therapeutics	$6,493	$9,638	$(3,145)
Food	1,583	1,213	370
Total segment revenue	8,076	10,851	(2,775)
Segment operational cash expenditures:
Therapeutics	$38,374	$34,653	$3,721
Food	4,406	4,184	222
Total segment operational cash expenditures	42,780	38,837	3,943
Segment operating loss:
Therapeutics	$(31,881)	$(25,015)	$(6,866)
Food	(2,823)	(2,971)	148
Total segment operating loss	(34,704)	(27,986)	(6,718)

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

Therapeutics Segment

Revenue for the six months ended June 30, 2020 was $6.5 million, compared to $9.6 million for the six months ended June 30, 2019. The decrease of $3.1 million was primarily the result of a $2.8 million decrease in collaboration revenue recognized from Gilead due to the termination of the Gilead Agreement and a $0.3 million decrease in collaboration revenue recognized from Servier.

Segment operational cash expenditures for the six months ended June 30, 2020 were $38.4 million, compared to $34.7 million for the six months ended June 30, 2019. The increase of $3.7 million was primarily due to an increase in employee headcount, CRO costs, clinical trial materials, licensing fees, laboratory supplies and equipment maintenance, consultant fees and rent offset by decreases in research service provider costs, lab services and fixed assets. Segment operating loss increased $6.9 million to $31.9 million for the six months ended June 30, 2020 compared to $25.0 million for six months ended June 30, 2019 primarily due to the factors discussed above.

Food Segment

Revenue for the six months ended June 30, 2020 was $1.6 million, compared to $1.2 million for the six months ended June 30, 2019. The increase of $0.4 million was attributable due to a $1.5 million milestone payment received from an agriculture industry collaboration partner offset by a decrease of $1.1 million in revenue from various joint development collaborations as agreements to provide services thereunder ended in 2019.

Segment operational cash expenditures for the six months ended June 30, 2020 were $4.4 million, compared to $4.2 million for the six months ended June 30, 2019. The increase of $0.2 million was primarily due to an increase in employee headcount and rent, offset by a decrease in fixed assets. Segment operating loss decreased $0.2 million to $2.8 million for the six months ended June 30, 2020 compared to $3.0 million for the six months ended June 30, 2019 primarily due to the factors discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily with proceeds from our IPO, the sale of our convertible preferred stock and upfront payments from collaboration and licensing arrangements. At June 30, 2020, we have generated approximately $480.0 million from third parties through a combination of financings including the IPO, and preferred stock and convertible note financings, an upfront payment under the Servier Agreement and other collaboration revenue, and additional funding from other strategic alliances and grants.

Cash Flows

Our cash and cash equivalents totaled $126.9 million and $226.1 million as of June 30, 2020 and 2019, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(51,711)	$(36,482)
Net cash used in investing activities	(2,888)	(13,219)
Net cash provided by financing activities	599	172,607
Increase in cash and cash equivalents	$(54,000)	$122,906

Cash Flows for the Six Months Ended June 30, 2020

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $51.7 million, driven primarily by our net loss of $59.5 million as we incurred expenses associated with our CD19, CD20 and BCMA programs, platform development and early-stage research and general and administrative expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $2.9 million, which was attributable to purchases for our right-of-use asset build-out as well as for property, equipment and software.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $0.6 million, driven primarily by proceeds from stock option exercises and the employee stock purchase plan.

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

In May 2019, we entered into the Pacific Western Loan Agreement with Pacific Western Bank (“PWB”) as amended by the First Amendment to Loan and Security Amendment, effective September 18, 2019, the Second Amendment to Loan and Security Amendment, effective December 3, 2019 (the “Original Agreement”). On June 23, 2020, the Company and PWB entered into the Third Amendment to Loan and Security Agreement (the “Amendment”) to the Original Agreement (as amended, the “Pacific Western Loan Agreement”). The terms of Amendment No. 3 (a) decrease the aggregate principal amount of advances on a revolving line of credit (the “Revolving Line”) from $50.0 million to $30.0 million and (b) extend the maturity date of the Revolving Line to June 23, 2022, provided that, if the Company receives aggregate cash proceeds of at least $125.0 million from the issuance of the Company’s equity securities and/or upfront cash proceeds from strategic partnerships on terms and conditions reasonably satisfactory to PWB, the maturity date shall then instead be June 23, 2023. Under the terms of Amendment No. 3, the interest rate increased to a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Original Agreement), and (b) 6.00%. The Company must also maintain an aggregate balance of unrestricted cash at Bank (not including amounts in certain specified accounts) equal to or greater than $10.0 million. As of June 30, 2020, there were no borrowings, and we were in compliance with the financial covenants, under the Pacific Western Loan Agreement.

Funding Requirements

Our operating expenses increased substantially in the six months ended June 30, 2020 and are expected to increase substantially in the future in connection with the initiation of additional human clinical trials and capital expenditures for MCAT.

We believe that our existing cash, cash equivalents and available credit will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical and agricultural products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our clinical development for our CD19, CD20, and BCMA programs as we progress clinical trials, including CRO costs;
•	the progress, costs and results of our additional research and preclinical development programs;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
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

We currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of June 30, 2020, we have not sold any securities under our shelf registration statement.

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

Contractual Obligations

Other than Amendment No. 3 to the Pacific Western Loan Agreement, effective June 23, 2020 described further under “—Debt Obligations” above, and an amendment to our operating lease at 20 TW Alexander Drive, Research Triangle Park, North Carolina expiring in August 2027, providing for base rent of $0.5 million per year, subject to an annual upward adjustment of 3.0%, and two months of rent abatement as described further in Note 4 “Commitments and Contingencies” of our notes to condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three and six months ended June 30, 2020, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $126.9 million, or 68.9% of our total assets, at June 30, 2020 and $226.1 million, or 83.1% of our total assets at June 30, 2019. Interest income earned on these assets was $0.1 million and $0.8 million for the three and six months ended June 30, 2020, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At June 30, 2020, our cash equivalents consisted of money market funds and repurchase agreements that were collateralized by deposits in the form of government securities and obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us and we do not expect significant fluctuations in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $59.5 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $236.6 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through an initial public offering, or IPO, of our common stock, private placements of our convertible preferred stock and convertible debt and our development and commercial license agreement dated February 24, 2016, as amended, with Les Laboratoires Servier, which we refer to as the Servier Agreement. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We expect that our existing cash, cash equivalents and available credit will be sufficient to fund our expected operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

Provisions of our debt instruments may restrict our ability to pursue our business strategies

In May 2019, we entered into the Pacific Western Loan Agreement with PWB, pursuant to which we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million, or the Revolving Line. The maturity date of the Revolving Line is June 23, 2022, provided that, if we receive aggregate cash proceeds of at least $125.0 million from the issuance of the our equity securities and/or upfront cash proceeds from strategic partnerships on terms and conditions reasonably satisfactory to PWB, the maturity date shall then instead be June 23, 2023. As of June 30, 2020, we had no borrowings under our Revolving Line. Under the loan and security agreement, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

The Pacific Western Loan Agreement requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;
•	change our name, location, executive office or executive management, business, fiscal year, or control;
•	complete mergers or acquisitions;
•	incur indebtedness;
•	encumber assets;
•	pay dividends or make other distributions to holders of our capital stock;
•	make specified investments;
•	make capitalized expenditures in excess of $40 million in the aggregate during each fiscal year;
•	maintain less than $10.0 million of unrestricted cash at PWB; and
•	engage in certain transactions with our affiliates.

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

Investment in biopharmaceutical and agricultural biotechnology product development is a highly speculative endeavor. It entails substantial upfront capital expenditures, and there is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our genome editing platform and the technologies we are using are new and unproven. We have initiated a Phase 1/2a clinical trial in patients with relapsed or refractory, or R/R, non-Hodgkin lymphoma or NHL, and R/R B-cell acute lymphoblastic leukemia, or B-ALL, a Phase 1/2a clinical trial in patients with NHL, chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, as well as a Phase 1/2a clinical trial in patients with R/R multiple myeloma, but we have not commenced field trials for any of our product candidates from our food platform. We have not yet demonstrated an ability to successfully complete any clinical or field trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

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

We are at an early stage of development of the product candidates currently in our programs and are continuing to develop our ARCUS technology. To date, we have invested substantially all of our efforts and financial resources to develop ARCUS and advance our current product development programs, including conducting preclinical studies, early stage clinical trials and other early research and development activities, and providing general and administrative support for these operations. We are also currently using our ARCUS technology to develop our lead in vivo gene correction program targeting PH1. Our future success is dependent on our ability to successfully develop and, where applicable, obtain regulatory approval for, including marketing approval for, and then successfully commercialize, product candidates, either alone or with collaborators. We have not yet developed and commercialized any product candidates, and we may not be able to do so, alone or with collaborators.

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

Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We have initiated a Phase 1/2a clinical trial in patients with R/R NHL or R/R B-ALL, a Phase 1/2a clinical trial in subjects with NHL, chronic lymphocytic leukemia and small lymphocytic lymphoma, and a Phase 1/2a clinical trial in subjects with R/R multiple myeloma. We do not know whether any current or planned clinical trials will need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:

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
•

unforeseen events, such as natural or manmade disasters, public health emergencies, such as the outbreak of the COVID-19 pandemic which has and may continue to impact our operations, or other natural catastrophic events.

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

The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results from later preclinical studies or clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks at later stages of development after achieving positive results in early stages of development, and we may face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. With the exception of our allogeneic anti-CD19, anti-CD20 and anti-BCMA CAR T product candidates, which have undergone limited testing in humans to date, our gene editing technology and our product candidates have never undergone testing in humans and have only been tested in a limited manner in animals, and results from animal studies may not be predictive of clinical trial results. Even if product candidates progress to clinical trials, these product candidates may fail to show the safety and efficacy in clinical development required to obtain regulatory approval, despite the observation of positive results in animal studies. Our or our collaborators’ failure to replicate positive results from early research programs and preclinical or greenhouse studies may prevent us from further developing and commercializing those or other product candidates, which would limit our potential to generate revenues from them and harm our business and prospects.

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

From time to time, we may publish initial data or interim “top-line” data from preclinical or greenhouse studies or clinical or field trials. For example, we recently reported initial results from our ongoing Phase 1/2a clinical trial of PBCAR0191. Interim data are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from these initial data we previously published. As a result, interim and initial data should be viewed with caution until the final data are available. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between initial or interim data and final data could significantly harm our business prospects.

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

The successful commercialization of any food or agricultural products we develop will depend in part on our collaborators’ ability to produce high-quality plant, vegetative propagation material and seeds cost-effectively on a large scale and to accurately forecast demand for such potential products, and they may be unable to do so.

The production of commercial-scale quantities of food or agricultural products or seeds for them requires the multiplication of the plants, vegetative propagation material or seeds through a succession of plantings and seed harvests. The cost-effective production of high-quality, high-volume quantities of such products or seeds may depend in part on our collaborators’ abilities to scale production processes to produce plants and seeds in sufficient quantity to meet demand. Our collaborators’ existing or future plant and seed production techniques may not enable timely meeting of large-scale production goals cost-effectively for any potential food or agricultural products that we and our collaborators may develop. Although we have worked with some of the largest plant biotechnology companies to edit gene targets and develop potential product candidates in a variety of crop plants, no commercial food or agricultural products have ever been developed using our technology.

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

Risks Related to Our Organization, Structure and Operations

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic, and COVID-19 has spread to multiple global regions, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have implemented a work-from-home policy and have restricted on-site, activities, including certain manufacturing functions and limited laboratory and support activities.

As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we have and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. Disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic have caused, and may continue to cause, delays in our clinical trial site activation and our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  If we or any of the third parties with whom we engage were to experience shutdowns or any further business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, the magnitude of the economic impact brought by and the duration of the COVID-19 pandemic is difficult to assess or predict and may continue to result in significant disruption of global financial markets, which may reduce our ability to access capital and negatively affect our liquidity.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2020, we had 220 employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Our future success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time upon thirty days’ written notice. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of June 30, 2020, we had cash and cash equivalents of $126.9 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since June 30, 2020, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. For example, we are party to the Servier Agreement, pursuant to which we are focused on research and development of allogeneic CAR T cell therapies for up to six oncology targets that utilize or incorporate our genome editing technologies. In addition, our food platform is based on a consumer-centric model, whereby our research and development activities and potential revenues are based on the needs and commercial success of our collaborators. Our likely collaborators for other product research and development arrangements include large and mid-size pharmaceutical and biotechnology companies biotechnology and food, beverage, nutrition and agricultural biotechnology companies, and our likely collaborators for other technology research and development arrangements include universities and other research institutions.

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

Current or future collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. Additionally, we may be restricted under existing collaboration agreements from entering into future agreements on certain terms or for certain development activities with potential collaborators. For example, we have granted exclusive rights or options to Servier for certain targets, and during the terms of our respective collaboration agreements with them we will be restricted from granting rights to other parties to use our ARCUS technology to pursue potential products that address those targets. Similarly, our collaboration agreements have in the past and may in the future contain non-competition provisions that could limit our ability to enter into strategic collaborations with future collaborators.

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

The table below summarizes the reclassified presentation of the Company’s segment reporting.

	For the Years Ended December 31,
(in thousands)	2019	2018
Revenue:
Therapeutics	$20,632	$9,523
Food	1,606	1,360
Total segment revenue	22,238	10,883
Segment operational cash expenditures:
Therapeutics	$70,059	$46,650
Food	6,984	12,026
Total segment operational cash expenditures	77,043	58,676
Segment operating income (loss):
Therapeutics	$(49,427)	$(37,127)
Food	(5,378)	(10,666)
Total segment operating loss	$(54,805)	$(47,793)

The table below summarizes the Company’s segment reporting as originally reported on the Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands)	2019	2018
Revenue:
Therapeutics	$20,632	$9,523
Food	1,606	1,360
Total segment revenue	22,238	10,883
Segment operational cash expenditures:
Therapeutics	$45,941	$35,045
Food	6,984	9,125
Total segment operational cash expenditures	52,925	44,170
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$24,118	$11,605
Food	—	2,901
Total allocation of centralized research and development operational cash expenditures	24,118	14,506
Segment operating income (loss):
Therapeutics	$(49,427)	$(37,127)
Food	(5,378)	(10,666)
Total segment operating loss	$(54,805)	$(47,793)

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	4/1/2019
4.3	Form of Indenture.	S-3	333-238857	4.3	6/1/2020

10.1	Third Amendment to Lease, dated June 15, 2020, to Lease Agreement between Precision BioSciences, Inc. and Durham TW Alexander, LLC, dated October 2, 2018, as amended					*
10.2†	Third Amendment to the Loan and Security Agreement, dated June 23, 2020, among Precision BioSciences, Inc., Elo Life Systems, Inc. and Pacific Western Bank.	8-K	001-38841	10.1	6/26/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Company Name

Date: August 13, 2020	By:	/s/ Matthew Kane
Matthew Kane
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: August 13, 2020	By:	/s/ Abid Ansari
Abid Ansari
Chief Financial Officer (principal financial officer)