Form 10-Q
period 2020-09-30
PRECISION BIOSCIENCES INC
filed 2020-11-10
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As November 4, 2020, the registrant had 52,480,469 shares of common stock, $0.000005 par value per share, outstanding.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. Some of these risks and uncertainties include the following.

•

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. We have never been profitable, and may never achieve or maintain profitability.

•

We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.

•	We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.
•

ARCUS is a novel technology, making it difficult to predict the time, cost and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of most of our product candidates in humans, and have only limited safety and efficacy information in humans to date regarding one of our product candidates.

•

We are heavily dependent on the successful development and translation of ARCUS, and due to the early stages of our product development operations, we cannot give any assurance that any product candidates will be successfully developed and commercialized.

•	Adverse public perception of genome editing may negatively impact the developmental progress or commercial success of products that we develop alone or with collaborators.
•

We face significant competition in industries experiencing rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop product candidates or treatments that are safer or more effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any of our product candidates.

•

Our future profitability, if any, depends in part on our and our collaborators’ ability to penetrate global markets, where we would be subject to additional regulatory burdens and other risks and uncertainties associated with international operations that could materially adversely affect our business.

•	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any products that we develop alone or with collaborators.
•

The regulatory landscape that will apply to development of therapeutic product candidates by us or our collaborators is rigorous, complex, uncertain and subject to change, which could result in delays or termination of development of such product candidates or unexpected costs in obtaining regulatory approvals.

•

Clinical trials are difficult to design and implement, expensive, time-consuming and involve an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.

•

Even if we obtain regulatory approval for any products that we develop alone or with collaborators, such products will remain subject to ongoing regulatory requirements, which may result in significant additional expense.

•

Even if any product we develop alone or with collaborators receives marketing approval, such product may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$104,148	$180,886
Accounts receivable	10,116	965
Prepaid expenses	8,235	9,497
Other current assets	61	2,324
Total current assets	122,560	193,672
Property, equipment, and software—net	36,494	39,571
Intangible assets—net	1,387	1,432
Right-of-use assets	6,691	—
Other assets	1,555	558
Total assets	$168,687	$235,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$959	$2,037
Accrued compensation	4,665	4,425
Accrued clinical and research and development expenses	3,824	2,400
Accrued other expenses and other current liabilities	1,443	1,584
Deferred revenue	29,219	16,486
Lease liabilities	1,873	—
Total current liabilities	41,983	26,932
Deferred revenue—noncurrent	53,789	65,895
Deferred rent—noncurrent	—	4,092
Lease liabilities—noncurrent	9,091	—
Total liabilities	104,863	96,919
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 53,285,492 shares issued and 52,475,020 shares outstanding as of September 30, 2020; 51,965,708 shares issued and 51,155,236 shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	327,396	316,333
Accumulated deficit	(262,620)	(177,067)
Treasury stock	(952)	(952)
Total stockholders’ equity	63,824	138,314
Total liabilities and stockholders’ equity	$168,687	$235,233

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$7,363	$4,865	$15,439	$15,716
Operating expenses
Research and development	24,873	19,791	74,935	62,512
General and administrative	8,534	7,052	26,852	18,547
Total operating expenses	33,407	26,843	101,787	81,059
Loss from operations	(26,044)	(21,978)	(86,348)	(65,343)
Other income (expense), net:
Change in fair value of convertible notes payable	—	—	—	(9,758)
Interest expense	—	—	—	(182)
Interest income	28	1,236	795	3,322
Total other income (expense), net	28	1,236	795	(6,618)
Net loss and net loss attributable to common stockholders	$(26,016)	$(20,742)	$(85,553)	$(71,961)
Net loss per share attributable to common stockholders- basic and diluted	$(0.50)	$(0.41)	$(1.65)	$(1.85)
Weighted average shares of common stock outstanding- basic and diluted	52,346,715	50,623,665	51,858,032	39,002,304

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- January 1, 2019	25,650,000	$3	21,956,095	$2	16,717,117	$—	$126,094	$(85,187)	$(952)	$39,960
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	—	—	—	997	—	997
Stock option exercises	—	—	—	—	145,975	—	107	—	—	107
Share-based compensation expense	—	—	—	—	—	—	1,549	—	—	1,549
Net loss	—	—	—	—	—	—	—	(31,783)	—	(31,783)
Balance- March 31, 2019	25,650,000	$3	21,956,095	$2	16,863,092	$—	$127,750	$(115,973)	$(952)	$10,830
Conversion of convertible preferred stock into common stock upon initial public offering	(25,650,000)	(3)	(21,956,095)	(2)	22,301,190	—	5	—	—	—
Issuance of common stock upon conversion of convertible notes	—	—	—	—	2,921,461	—	49,490	—	—	49,490
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	—	—	9,085,000	—	130,543	—	—	130,543
Stock option exercises	—	—	—	—	230,272	—	272			272
Share-based compensation expense	—	—	—	—	—	—	2,279	—	—	2,279
Net loss	—	—	—	—	—	—	—	(19,436)	—	(19,436)
Balance- June 30, 2019	—	$—	—	$—	51,401,015	$—	$310,339	$(135,409)	$(952)	$173,978
Stock option exercises	—	—	—	—	69,161	—	61	—		61
Share-based compensation expense	—	—	—	—	—	—	2,491	—	—	2,491
Net loss	—	—	—	—	—	—	—	(20,742)	—	(20,742)
Balance- September 30, 2019	—	$—	—	$—	51,470,176	$—	312,891	$(156,151)	$(952)	$155,788

Balance- January 1, 2020	—	$—	—	$—	51,965,708	$—	$316,333	$(177,067)	$(952)	$138,314
Stock option exercises	—	—	—	—	244,999	—	212	—	—	212
Issuance of common stock under employee stock purchase plan	—	—	—	—	42,620	—	239	—	—	239
Share-based compensation expense	—	—	—	—	—	—	3,105	—	—	3,105
Net loss	—	—	—	—	—	—	—	(26,836)	—	(26,836)
Balance- March 31, 2020	—	$—	—	$—	52,253,327	$—	$319,889	$(203,903)	$(952)	$115,034
Stock option exercises	—	—	—	—	725,574	—	148	—	—	148
Share-based compensation expense	—	—	—	—	—	—	3,118	—	—	3,118
Net loss	—	—	—	—	—	—	—	(32,701)	—	(32,701)
Balance- June 30, 2020	—	$—	—	$—	52,978,901	$—	$323,155	$(236,604)	$(952)	$85,599
Stock option exercises	—	—	—	—	222,983	$—	131	$—	-	$131
Issuance of common stock under employee stock purchase plan	—	—	—	—	83,608	—	401	—	—	401
Share-based compensation expense	—	—	—	—	—	—	3,709	—	—	3,709
Net loss	—	—	—	—	—	—	—	(26,016)	—	(26,016)
Balance - September 30, 2020	—	$—	—	$—	53,285,492	$—	$327,396	$(262,620)	$(952)	$63,824

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(85,553)	$(71,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,587	3,508
Share-based compensation	9,932	6,319
Loss on disposal of assets	—	22
Non-cash interest expense	—	182
Change in fair value of convertible notes payable	—	9,758
Amortization of right-of-use assets	755	—
Changes in operating assets and liabilities:
Prepaid expenses	1,262	(1,826)
Accounts receivable	(9,151)	273
Other assets and other current assets	2,185	(601)
Accounts payable	(1,337)	597
Accrued other expenses and other current liabilities	2,023	4,862
Deferred revenue	627	(1,592)
Lease liabilities and right-of-use assets	(1,264)	—
Net cash used in operating activities	(73,934)	(50,459)
Cash flows from investing activities:
Purchases of property, equipment and software	(3,935)	(19,137)
Net cash used in investing activities	(3,935)	(19,137)
Cash flows from financing activities:
Proceeds from stock option exercises	491	440
Proceeds from employee stock purchase plan	640	—
Deferred offering costs	—	(2,507)
Issuance of convertible notes	—	39,550
Proceeds from IPO, net of underwriting discounts and commissions	—	135,185
Net cash provided by financing activities	1,131	172,668
Net increase (decrease) in cash and cash equivalents	(76,738)	103,072
Cash and cash equivalents—beginning of period	180,886	103,193
Cash and cash equivalents —end of period	$104,148	$206,265

Supplemental disclosures of noncash financing and investing activities:
Common stock issued on conversion of convertible notes	$—	$49,490
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$851	$3,524

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management believes that existing cash, cash equivalents, expected operational receipts and available credit will allow the Company to continue its operations into 2022. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2020 and consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 and the consolidated cash flows for the nine months ended September 30, 2020 and 2019, have been made. The Company’s consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the nine months ended September 30, 2020, the Company recorded cumulative catch up adjustments that reduced revenue recognition by $5.2 million, in addition to a contract liability adjustment, for changes in total estimated effort to be incurred in the future to satisfy the performance obligation and changes to the transaction price related to variable consideration for development milestones that were constrained in prior periods.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in the accompanying condensed consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – noncurrent. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets in the Other current assets line item in the condensed consolidated balance sheets. During the nine months ended September 30, 2020, the Company recognized $8.3 million in revenue that was included in the deferred revenue balance as of December 31, 2019.

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

Accounting Standards Updates

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”). In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which provided a one-year deferral of the effective dates of ASC 842. This standard was issued in order to improve comparability among organizations by recognizing lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. The Company elected to early adopt ASC 842 on January 1, 2020, or the effective date, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to utilize various practical expedients upon transition, which permits companies to not reassess lease identification, classification, and initial direct costs under ASC 842 for leases that commenced prior to the effective date. Upon adoption, the Company recorded lease liabilities of $11.6 million, right-of-use assets of $6.8 million, and a reduction of existing deferred rent balances of $4.8 million on the balance sheet as of January 1, 2020.

In May 2014, the FASB issued ASC 606, which superseded the revenue requirements in ASC 605. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Effective January 1, 2019, the Company adopted ASC 606 using the modified retrospective transition method.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Under the terms of its equity incentive award plans, the Company’s board of directors may grant equity or equity-based awards to employees, directors and service providers. The Company granted stock options under the 2006 Stock Incentive Plan (“2006 Plan”) until April 2015 when the 2015 Stock Incentive Plan (“2015 Plan”) was adopted. The 2006 Plan expired in 2016 and there are no remaining shares available to be granted under the 2006 Plan. There were 739,781 stock options outstanding under the 2006 Plan as of September 30, 2020.

Upon adoption of the 2015 Plan, there were 5,270,095 shares of common stock reserved for issuance. In May 2018, the Company amended the 2015 Plan to increase the number of shares reserved for issuance to 8,211,980. The 2015 Plan had 4,630,268 stock options outstanding as of September 30, 2020. The Company’s board of directors determines the terms of stock options granted under the 2015 Plan, including option exercise prices and vesting.

On March 12, 2019, the Company’s board of directors adopted, and the Company’s stockholders approved the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019. On March 27, 2019, the Company ceased granting new awards under the 2015 Plan.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards initially equal to 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. The number of shares available for issuance under the 2019 Plan was increased by 2,046,209 on January 1, 2020 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. The 2019 Plan had 5,054,217 stock options outstanding as of September 30, 2020.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP.  The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors.  The number of shares available for issuance under the 2019 ESPP was increased by 511,552 shares on January 1, 2020 pursuant to this provision. No more than 5,250,000 shares of the Company’s common stock may be issued under the 2019 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. The first ESPP offering period commenced on October 21, 2019 and ended on February 29, 2020; 42,620 shares were issued with respect to this offering period.  The second ESPP offering period commenced on March 1, 2020 and ended on August 31, 2020; 83,608 shares were issued with respect to this offering period. The next ESPP offering period commenced on September 1, 2020 and will end on February 28, 2021. The Company recognized share-based compensation expense related to the ESPP of $0.3 million during the nine months ended September 30, 2020.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee	$3,376	$2,328	$9,155	$5,905
Nonemployee	333	163	777	414
	$3,709	$2,491	$9,932	$6,319

Share-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$2,220	$1,615	$6,028	$4,131
General and administrative	1,489	876	3,904	2,188
	$3,709	$2,491	$9,932	$6,319

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	73.53%	73.75%
Weighted-average risk-free interest rate	0.39%	0.61%
Expected life of options (in years)	6.55	6.56
Weighted-average fair value per option	$4.27	$4.90

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

The following table summarizes activity in the Company’s stock option plans for the nine months ended September 30, 2020:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of January 1, 2020	8,919,116	$7.02
Granted	3,506,334	7.39
Exercised	(1,193,556)	0.41
Forfeited/canceled	(807,628)	7.75
Balance as of September 30, 2020	10,424,266	$7.84

The intrinsic value of stock options exercised was $8.2 million and $5.3 million during the nine months ended September 30, 2020 and 2019, respectively.

There was approximately $33.1 million of total unrecognized compensation cost related to unvested stock options as of September 30, 2020, which is expected to be recognized over a weighted-average period of 2.7 years.

NOTE 4:	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not subject to any material legal proceedings.

COVID-19 Pandemic

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. The Company has taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of its employees and the community.  In May 2020, North Carolina Governor Roy Cooper enacted Executive Order No. 141, which lifted the statewide Stay at Home Order and moved to a Safer at Home recommendation.  As a result of Executive Order No. 141, the Company was able to ease previously enacted restrictions on its on-site activities, increasing its manufacturing functions and laboratory and support activities during the three months ended September 30, 2020.

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

During the nine months ended September 30, 2020, the Company entered into four amendments to existing real estate leases. Two of the amendments relate to the Company’s MCAT facility (the “MCAT Expansion Space”) and two of the amendments relate to the Company’s corporate headquarters (the “Headquarters Expansion Space”).  The Company is involved in the construction and design of the MCAT Expansion Space and anticipates that it will incur construction costs, subject to an allowance for tenant improvements of up to $0.9 million. The related lease expires on August 31, 2027. Total base rent on the MCAT Expansion Space is $0.5 million per year, subject to an annual upward adjustment of 3.0%. The Company is subject to a two month free-rent period on the MCAT Expansion Space. The lease commencement date, for accounting purposes, for the MCAT Expansion Space was not reached as of September 30, 2020 and therefore the lease is not included in the Company’s right-of-use assets or lease liabilities as of September 30, 2020.  The Headquarters Expansion Space lease expires on July 31, 2024.  Total base rent on the Headquarters Expansion Space is an amount less than $0.1 million per year, subject to an annual upward adjustment of 3.0%. As of September 30, 2020, right-of-use assets and lease liabilities of $0.2 million are reflected on the condensed consolidated balance sheet related to the Headquarters Expansion Space. Variable lease payments on the MCAT Expansion Space and Headquarters Expansion Space include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

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

The Company has existing net leases in which the non-lease components (e.g., common area maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but rather reflected as an expense in the period incurred.   The elements of lease expense were as follows:

(in thousands)	Nine Months Ended September 30, 2020
Lease Cost
Operating lease cost	$1,431
Short-term lease cost	292
Variable lease cost	713
Total Lease Cost	$2,436

Other Information
Operating cash flows used for operating leases	1,917
Operating lease liabilities arising from obtaining right-of-use assets	623

Operating Leases
Weighted average remaining lease term (in years)	5.0

Operating Leases
Weighted average discount rate	7.9%

Future lease payments under non-cancelable leases with terms of greater than one year as of September 30, 2020, were as follows:

(in thousands)	September 30, 2020
2020 (excluding the 9 months ended September 30, 2020)	$655
2021	2,685
2022	2,769
2023	2,848
2024	2,134
2025 and beyond	2,194
Total lease payments	13,285
Less: imputed interest	2,321
Total operating lease liabilities	$10,964

Minimum lease payments under operating leases as of December 31, 2019 under superseded ASC 840 Leases accounting guidance were as follows:

(in thousands)	December 31, 2019
2020	$2,706
2021	3,099
2022	3,196
2023	3,288
2024	2,611
2025 and beyond	3,066
Total minimum lease payments	$17,966

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

The aggregate availability under the Pacific Western Loan is $30.0 million. The Pacific Western Loan matures on June 23, 2022, provided that, if the Company receives aggregate cash proceeds of at least $125.0 million from the issuance of the Company’s equity securities and/or upfront cash proceeds from strategic partnerships on terms and conditions reasonably satisfactory to the Bank, the maturity date shall then instead be June 23, 2023.  All outstanding principal amounts are due on the maturity date. The Company must also maintain an aggregate balance of unrestricted cash at Bank (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

The interest rate under the Pacific Western Loan is a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Pacific Western Loan), or (b) 6.00%.  There have been no borrowings under the Pacific Western Loan as of the date of this Quarterly Report on Form 10-Q. The Company was in compliance with its financial covenants under the Pacific Western Loan as of September 30, 2020.

NOTE 6:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2020 as the Company incurred losses for the nine months ended September 30, 2020 and is forecasting additional losses through the remainder of fiscal year ending December 31, 2020, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2020. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2020, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

As of September 30, 2020, the Company held an insignificant amount of cash equivalents.  As of December 31, 2019, the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations.

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

September 30, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$11	$11	$—	$—
Repurchase agreements	—	—	—	—
	$11	$11	$—	$—

December 31, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,395	$3,395	$—	$—
Repurchase agreements	173,000	—	173,000	—
	$176,395	$3,395	$173,000	$—

NOTE 8:	COLLABORATION AND LICENSE AGREEMENTS

Development and Commercial License Agreement with Servier

On February 24, 2016, the Company entered into a development and commercial license agreement, as subsequently amended, with predecessor entities to Servier. This agreement establishes a collaboration between the Company and Servier to develop allogeneic chimeric antigen receptor T (“CAR T”) cell therapies for up to six unique antigen targets selected by Servier. Servier selected one target at the agreement’s inception and, in the three months ended September 30, 2020, selected two additional hematological cancer targets and two solid tumor targets. With the addition of these new targets, the Company expects to receive milestone payments in the remainder of 2020 and in 2021. The Company may also be eligible to receive option fees, as well as clinical, regulatory and sales milestone payments in addition to royalties on product sales. The Company granted Servier a development license and will perform early-stage R&D on the selected targets and develop the resulting therapeutic product candidates through Phase 1 clinical trials and manufacture clinical trial material for use in Phase 2 clinical trials. Also, the Company and Servier have formed a joint steering committee (“JSC”) to provide high-level oversight and decision making regarding the activities covered under the agreement.

The Company recognizes revenue from the upfront payment of $105.0 million and variable consideration comprised of option fees and development and commercial milestones based on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation, which is based on the actual time of R&D activities performed relative to expected time to be incurred in the future to satisfy the performance obligation. Management evaluates and adjusts the total expected research effort for the performance obligation on a quarterly basis based upon actual research accomplishments, changes in research approach as determined by the JSC, Servier’s selection and direction on antigen targets, and the probability of continuing research efforts in the future. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The remaining performance obligation is expected to be satisfied over an approximate five-year period as of September 30, 2020.

During the nine months ended September 30, 2020 and 2019, the Company recognized revenue under the agreement with Servier of approximately $9.7 million and $4.4 million, respectively. Deferred revenue related to the agreement with Servier was $81.2 million and $80.9 million as of September 30, 2020 and December 31, 2019, respectively, of which $27.4 million and $15.0 million, respectively was included in current liabilities. No development or sales-based milestone payments were received during the nine months ended September 30, 2020 and 2019.

Collaboration and License Agreement with Gilead

On July 6, 2020 (the “Termination Notice Date”), Gilead Sciences (“Gilead”) notified the Company of its termination of the Collaboration and License Agreement between Gilead and the Company, dated September 10, 2018, as subsequently amended by Amendment No. 1 to the Collaboration and License Agreement, dated March 10, 2020 (as amended, the “Gilead Agreement”). Pursuant to the termination notice, the Gilead Agreement terminated on September 4, 2020, upon which the Company regained full rights and all data it generated for the in vivo chronic hepatitis B virus (“HBV”) program developed under the Gilead Agreement. The Company is exploring partnership or alternative opportunities to enable the continued development of ARCUS-based HBV therapies, the progression toward the submission of an IND for this product candidate and the reassessment of the timing of such IND submission.

Revenue associated with the combined performance obligation was recognized on a straight-line basis as the R&D services were provided through the Termination Notice Date. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue under the Gilead Agreement of approximately $3.9 million and $10.0 million, respectively. The Company did not have deferred revenue related to the Gilead Agreement as of September 30, 2020. Deferred revenue was $1.5 million as of December 31, 2019. No development or sales-based milestone payments were received during the nine months ended September 30, 2020.

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

Presented below is the financial information with respect to the Company’s reportable segments:

	Three Months Ended September 30,
(in thousands)	2020	2019	Change
Revenue:
Therapeutics	$7,048	$4,719	$2,329
Food	315	146	169
Total segment revenue	7,363	4,865	2,498
Segment operational cash expenditures:
Therapeutics	17,612	18,371	(759)
Food	1,467	1,942	(475)
Total segment operational cash expenditures	19,079	20,313	(1,234)
Segment operating loss:
Therapeutics	(10,564)	(13,652)	3,088
Food	(1,152)	(1,796)	644
Total segment operating loss	(11,716)	(15,448)	3,732
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	(6,308)	(6,581)	273
Interest income received	(28)	(1,236)	1,208
Depreciation and amortization	(2,229)	(1,401)	(828)
Amortization of right-of-use asset	(270)	—	(270)
Share-based compensation	(3,709)	(2,491)	(1,218)
Loss on disposal of assets	—	—	—
Changes in prepaid expenses, accounts payable and accrued expenses	(1,784)	5,179	(6,963)
Total consolidated loss from operations	$(26,044)	$(21,978)	$(4,066)

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Revenue:
Therapeutics	$13,541	$14,357	$(816)
Food	1,898	1,359	539
Total segment revenue	15,439	15,716	(277)
Segment operational cash expenditures:
Therapeutics	$55,986	$53,024	$2,962
Food	5,873	6,126	(253)
Total segment operational cash expenditures	61,859	59,150	2,709
Segment operating loss:
Therapeutics	$(42,445)	$(38,667)	$(3,778)
Food	(3,975)	(4,767)	792
Total segment operating loss	(46,420)	(43,434)	(2,986)
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	$(22,925)	$(24,726)	$1,801
Interest income received	(795)	(3,322)	2,527
Depreciation and amortization	(6,587)	(3,508)	(3,079)
Amortization of right-of-use asset	(755)	—	(755)
Share-based compensation	(9,932)	(6,319)	(3,613)
Loss on disposal of assets	—	(22)	22
Changes in prepaid expenses, accounts payable and accrued expenses	1,066	15,988	(14,922)
Total consolidated loss from operations	$(86,348)	$(65,343)	$(21,005)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in Part II. Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” “the Company” and “Precision” refer to Precision BioSciences, Inc. and its subsidiaries on a consolidated basis.

Overview

We are a life sciences company dedicated to improving life through the application of our pioneering, proprietary ARCUS genome editing platform. We leverage ARCUS in the development of our product candidates, which are designed to treat human diseases and create healthy and sustainable food and agricultural solutions. We are actively developing product candidates in three innovative areas: allogeneic CAR T cell immunotherapy, in vivo gene correction, and food. We are currently conducting a Phase 1/2a clinical trial of PBCAR0191 in adult patients with relapsed or refractory, or R/R, non-Hodgkin lymphoma, or NHL, or R/R B-cell precursor acute lymphoblastic leukemia, or B-ALL. PBCAR0191 is our first gene-edited allogeneic chimeric antigen receptor, or CAR, T cell therapy candidate targeting CD19 and is being developed in collaboration with Les Laboratoires Servier, or Servier, pursuant to a collaboration agreement (the “Servier Agreement”). We have received orphan drug designation, or ODD, for PBCAR0191 from the U.S. Food and Drug Administration, or FDA, for the treatment of acute lymphoblastic leukemia, or ALL. In August 2020, the FDA granted Fast Track Designation for PBCAR0191 for the treatment of B-ALL. The NHL cohort will include patients with mantle cell lymphoma (“MCL”), an aggressive subtype of NHL, for which we have received ODD from the FDA. Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers, and is designed to avoid graft-versus-host disease, or GvHD, a significant complication associated with donor-derived, cell-based therapies. We believe that this trial, which is designed to assess the safety and tolerability of PBCAR0191 at increasing dose levels, as well as to evaluate anti-tumor activity, is the first U.S.-based clinical trial to evaluate an allogeneic CAR T therapy for R/R NHL. Furthermore, we believe that our proprietary, one-step engineering process for producing allogeneic CAR T cells with a potentially optimized cell phenotype, at large scale in a cost-effective manner, will enable us to overcome the fundamental clinical and manufacturing challenges that have limited the CAR T field to date.

In December 2019, we announced initial data from this ongoing Phase 1/2a clinical trial of PBCAR0191 in adult patients with R/R NHL and R/R B-ALL. A total of nine adult patients were reported in these initial Phase 1 trial results, including six with NHL (three treated at Dose Level 1 (3x105 cells/kg), or DL1, and three treated at Dose Level 2 (1x106 cells/kg), or DL2), and three with B-ALL (all treated at DL2). These data indicated no serious adverse events or dose limiting toxicities. In the NHL cohort, four of six patients demonstrated an objective tumor response by Lugano criteria at day 28, for an overall objective response rate of 67%, including three partial responses and one complete response. In the B-ALL cohort, one of three patients achieved a complete response at day 28 following treatment with PBCAR0191. As of December 2019, dosing of patients at Dose Level 3 (3x106 cells/kg) was underway.  Based on the data observed at DL1 and DL2, we filed a protocol amendment for this trial with the FDA in December 2019.  Following feedback from the FDA in January 2020, the protocol amendment is now being implemented and we are actively assessing key clinical questions including the impact of higher total doses of cells, repeat dose of cells, and/or the impact of modified lymphodepletion on the ability to achieve durable clinical benefit. The PBCAR0191 clinical trial continues to progress, and no dose limiting toxicities or serious adverse events have been observed to date. Due to the impacts of COVID-19 and its effect on site activation and patient enrollment on all studies, including PBCAR0191, we expect to present updated interim clinical data from both the NHL and B-ALL cohorts of this trial by the end of 2020.

In January 2020, we announced that we expect to advance a program targeting the rare genetic disease primary hyperoxaluria type 1, or PH1 as our lead wholly owned in vivo gene correction program. PH1 affects approximately 1-3 people per million in the United States and is caused by loss of function mutations in the AGXT gene, leading to the accumulation of calcium oxalate crystals in the kidneys. Patients suffer from painful kidney stones which may ultimately lead to renal failure. Using ARCUS, we are developing a potential therapeutic approach to PH1 that involves knocking out a gene called HAO1 which acts upstream of AGXT. Suppressing HAO1 has been shown in preclinical models by us to prevent the formation of calcium oxalate. We therefore believe that a one-time administration of an ARCUS nuclease targeting HAO1 may be a viable strategy for a durable treatment of PH1 patients. In preclinical murine studies of PH1 we have demonstrated that administration of an ARCUS nuclease targeting HAO1 resulted in approximately 70% reduction in urine calcium oxalate levels. We have also demonstrated that ARCUS efficiently knocked out the HAO1 gene in non-human primates. Pre-clinical research has continued to progress, and we expect to provide an update on this program in the first half of 2021.

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

In June 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our third allogenic CAR T cell therapy product candidate, PBCAR269A. PBCAR269A is wholly owned by us and is designed to target the validated tumor cell surface target BCMA. It will be investigated in subjects with R/R multiple myeloma and we have received orphan drug designation and Fast Track Designation from the FDA for this indication. The starting dose of PBCAR269A is 6x105 cells/kg.  Subsequent cohorts will be treated with escalating doses to a maximum dose of 6x106 cells/kg. In September 2020, we announced we entered into a clinical trial collaboration with SpringWorks Therapeutics, Inc. (“SpringWorks”), a clinical-stage biopharmaceutical company focused on developing medicines for patients with severe rare diseases and cancer. Pursuant to the collaboration, PBCAR269A will be evaluated in combination with nirogacestat, SpringWorks’ investigational gamma secretase inhibitor (GSI), in patients with R/R multiple myeloma. We and SpringWorks have formed a joint steering committee to oversee the combination arm of our expanded Phase 1/2a clinical study, which is expected to commence in the first half of 2021, pending discussions with regulators.

In September 2020, we regained full clinical development and commercialization rights and all data we generated for the in vivo chronic hepatitis B virus (HBV) program developed under our 2018 collaboration agreement with Gilead Sciences. We are exploring partnership or alternative opportunities to enable the continued development of ARCUS-based HBV therapies, the progression toward the submission of an IND for this product candidate and the reassessment of the timing of such IND submission.

In October 2020, we announced the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) has issued judgements in our favor in two patent interference proceedings that challenged nine U.S. patents we owned, which the applicant is permitted to appeal. The patents, which issued in 2018, relate to allogeneic CAR T cells produced by inserting a gene encoding a CAR into the T cell receptor (TCR) alpha chain (TRAC) locus, as well as methods of using those cells for cancer immunotherapy. CAR T cells produced using this single-step process have exhibited consistent performance, been manufactured at large scale and reduced cost, and shown to protect patients from graft vs. host disease. In the interference proceedings, a third party argued that it had invented the technology in 2012. The PTAB, however, found that the third-party patent application did not satisfy the written description requirement and rejected these claims while maintaining the claims in all nine of our patents.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily through our initial public offering (“IPO”), private placements of our convertible preferred stock and convertible debt, and upfront payments from licensing arrangements. As of September 30, 2020, we have raised approximately $482.2 million in proceeds from third parties through a combination of financings including through our IPO, preferred stock and convertible note financings, and an upfront payment under the Servier Agreement and additional funding from other strategic alliances and grants.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. Our net losses were $85.6 million and $72.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $262.6 million.

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

Impact of COVID-19 Pandemic

We are closely monitoring how the spread of the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. The Company has taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of its employees and the community. In May 2020 North Carolina Governor Roy Cooper enacted Executive Order No. 141, which lifted the statewide Stay at Home Order and moved to a Safer at Home recommendation.  As a result of Executive Order No. 141, the Company was able to ease previously enacted restrictions on its on-site activities, increasing its manufacturing functions and laboratory and support activities during the three months ended September 30, 2020.

We are working closely with our clinical sites, physician partners and the patient community to monitor and manage the impact of the evolving COVID-19 pandemic.  We remain committed to our clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic have caused, and are likely to continue to cause delays in our clinical trial site activation and impact our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. We expect that the COVID-19 pandemic may continue to impact our business, including our preclinical studies and clinical trials. At this time, there is still significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our preclinical studies and any further impact to our clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides for, among other things, the deferral of the deposit and payment of certain taxes. Pursuant to the CARES Act, the Company has elected to defer payment of the employer's share of social security taxes. See “Risk Factors—The outbreak of the novel coronavirus, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q.

Therapeutics Segment Collaborations

Gilead

On July 6, 2020, Gilead Sciences (“Gilead”) notified us of its termination of the collaboration and license agreement dated September 10, 2018, subsequently amended by Amendment No. 1 dated March 10, 2020 or (the “Gilead Agreement”), to develop genome editing tools using ARCUS to target viral DNA associated with the hepatitis B virus. Pursuant to the termination notice, the Gilead Agreement terminated on September 4, 2020. Upon termination, we regained full rights and all data we generated for the in vivo chronic hepatitis B program developed under the Gilead Agreement.

Servier

In February 2016, we entered into the Servier Agreement, pursuant to which we have agreed to develop allogeneic CAR T cell therapies for up to six unique antigen targets. One target was selected at the agreement’s inception. Two additional hematological cancer targets and two solid tumor targets were selected in the three months ended September 30, 2020. With the addition of these new targets, we expect to receive milestone payments in the remainder of 2020 and in 2021. We may also be eligible to receive option fees, as well as clinical, regulatory and sales milestone payments in addition to royalties on product sales. Upon selection of an antigen target under the agreement, we have agreed to perform early-stage research and development on individual T cell modifications for the selected target, develop the resulting therapeutic product candidates through Phase 1 clinical trials and prepare initial clinical trial material of such product candidates for use in Phase 2 clinical trials.

In October 2020, we entered into Amendment No. 6 to the Servier Agreement, effective as of October 2, 2020 (“Amendment No. 6”). Terms of the Servier Agreement were amended, solely as applicable to PBCAR0191. Under Amendment No. 6, we are required to complete the ongoing Phase 1/2a clinical trial of PBCAR0191 in adult patients with R/R NHL and R/R B-ALL (the “Clinical Trial”) for a specified number of patients in the Phase 1 portion of the Clinical Trial and a number of patients to be determined by us in the Phase 2a portion of the Clinical Trial.  We will be solely responsible for all costs and expenses we incur to complete the Clinical Trial, including the production and release of all required clinical trial material.

The results of the Clinical Trial will used to determine whether specified development milestones have been achieved with respect to PBCAR0191, in which case, specified corresponding development milestone payments are payable by Servier to us.  The results of the Clinical Trial will also be used to determine whether Phase 2 readiness has been achieved for PBCAR0191 and Servier may determine whether, subject to payment of a commercial option exercise fee, to exercise its commercial option and proceed with development and commercialization of PBCAR0191.  Following completion of the Clinical Trial, we are not obligated to conduct any further development activities under the Servier Agreement with respect to PBCAR0191 unless we otherwise agree to conduct such further development activities.

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

Trustees of the University of Pennsylvania

In January 2018, we entered into a research, collaboration and license agreement with the University of Pennsylvania (“Penn”) to collaborate on the preclinical development for gene editing products involving the delivery of an ARCUS nuclease. On April 29, 2020, both parties agreed to coordinate a wind-down of all activities in their entirety under the agreement, effective as of June 30, 2020, however, in August 2020 both parties agreed to extend certain portions of the agreement, subject to ongoing discussions with Penn. We will not be required to make termination payments to Penn.

SpringWorks Therapeutics

In September 2020, we entered into a Clinical Trial Collaboration Agreement with SpringWorks. Pursuant to the agreement, PBCAR269A will be evaluated in combination with nirogacestat, SpringWorks’ investigational GSI, in patients with R/R multiple myeloma. Under the terms of the agreement, we will bear all costs with the conduct of the clinical trial including providing PBCAR269A for use in the trial, and SpringWorks is responsible for providing nirogacestat at its sole cost and expense.

Food Segment Collaborations

Dole Food Company

Through our wholly owned subsidiary, Elo Life Systems, Inc. (“Elo”), in June 2020, we entered into a Research, Development, and Commercialization Agreement with Dole Food Company, Inc. (“Dole”) with the aim to co-develop banana varieties resistant to Fusarium oxysporum f. sp cubense Tropical race 4 (“Foc TR4”), utilizing proprietary computational biology workflows and the ARCUS genome editing platform.  The disease caused by Foc TR4, commonly known as Fusarium wilt, threatens the continued cultivation of the world’s most popular variety of banana called Cavendish, which is of considerable economic significance as this variety is used to produce export bananas for key markets around the globe and Dole is one of the largest producers in the industry. Fungicides, or other traditional means of disease control have failed as the pandemic continues to spread across vital banana growing economies.  Development of Foc TR4 varieties is critically important to save the banana industry, to protect the livelihoods of millions of banana growers and continue to provide consumers an affordable and nutritious fruit. Under the terms of the collaboration, Dole will fully fund research and development efforts executed by Elo, and Elo is eligible to receive royalties on any commercialized plant product.

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

We expense research and development costs as incurred. We track external research and development costs, including the costs of laboratory supplies and services, outsourced research and development, clinical trials, contract manufacturing, laboratory equipment and maintenance and certain other development costs, by product candidate when the program IND application is accepted by the FDA. Internal and external costs associated with infrastructure resources, other research and development costs, facility-related costs and depreciation and amortization that are not identifiable to a specific product candidate are included in the platform development, early-stage research and unallocated expenses category in the table below.

The following table summarizes our research and development expenses by product candidate or development program for the periods presented:

	Nine Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2020	2020
Direct research and development expenses by product candidate:
CD19 external development costs	$7,198	$2,250
CD20 external development costs	4,486	1,457
BCMA external development costs	2,640	357
Platform development, early-stage research and unallocated expenses:
Employee-related costs	27,826	9,635
Laboratory supplies and services	9,672	3,571
Outsourced research and development	6,599	1,758
CMOs and research organizations	5,365	2,086
Laboratory equipment and maintenance	1,078	318
Facility-related costs	2,488	843
Depreciation and amortization	5,593	1,883
Licensing fees	1,789	639
Other research and development costs	201	76
Total research and development expenses	$74,935	$24,873

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and September 30, 2019, together with the changes in those items in dollars:

	Three Months Ended September 30,
(in thousands)	2020	2019	Change
Revenue	$7,363	$4,865	$2,498
Operating expenses:
Research and development	24,873	19,791	5,082
General and administrative	8,534	7,052	1,482
Total operating expenses	33,407	26,843	6,564
Loss from operations	(26,044)	(21,978)	(4,066)
Other income:
Change in fair value of convertible notes payable	-	-	—
Interest income	28	1,236	(1,208)
Total other income	28	1,236	(1,208)
Net loss	$(26,016)	$(20,742)	$(5,274)

Revenue

Revenue for the three months ended September 30, 2020 was $7.4 million, compared to $4.9 million for the three months ended September 30, 2019. The increase of $2.5 million in revenue during the three months ended September 30, 2020 was primarily the result of a $5.7 million increase in collaboration revenue recognized from Servier and a $0.3 million increase in revenue recognized from a partnered collaboration, offset by a $3.3 million decrease in collaboration revenue recognized from Gilead due to the termination of the Gilead Agreement and a decrease of $0.1 million in revenue from a joint development collaboration, as the agreement to provide services thereunder ended in 2019.

Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2020	2019	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$2,250	$1,197	$1,053
CD20 external development costs	1,457	1,473	(16)
BCMA external development costs	357	—	357
Platform development, early-stage research and unallocated expenses:
Employee-related costs	9,635	6,788	2,847
Laboratory supplies and services	3,571	3,446	125
Outsourced research and development	1,758	2,001	(243)
CMOs and research organizations	2,086	1,743	343
Laboratory equipment and maintenance	318	513	(195)
Facility-related costs	843	875	(32)
Depreciation and amortization	1,883	1,092	791
Licensing fees	639	—	639
Other research and development costs	76	663	(587)
Total research and development expenses	$24,873	$19,791	$5,082

Research and development expenses for the three months ended September 30, 2020 were $24.9 million, compared to $19.8 million for the three months ended September 30, 2019. The increase of $5.1 million was primarily due to increases in direct research and development expenses related to our CD19 and BCMA programs of $1.1 million and $0.4 million, respectively, due to increases in lab services and CMO and research organization costs as well as a $3.6 million increase in platform development, early-stage research and unallocated expenses.

Platform development, early-stage research and unallocated expenses increased primarily due to a $2.8 million increase in employee-related costs associated with increased headcount to support our technology platform development and manufacturing capabilities, a $0.8 million increase in depreciation and amortization, a $0.6 million increase in licensing fees, and a $0.1 million increase in laboratory supplies and services, offset by a $0.6 million decrease in other research and development costs and a $0.2 million decrease in outsourced research and development spending in the three months ended September 30, 2020 compared to the same period in 2019.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the three months ended September 30, 2020 compared to $7.1 million for the three months ended September 30, 2019. The increase of $1.4 million was primarily due to costs required to meet our growing infrastructure needs, including increases of $0.6 million in employee-related costs due to higher general and administrative headcount, $0.5 million in consulting fees, $0.4 million in taxes and insurance costs, offset by a $0.1 million decrease in facility-related costs, including equipment.

Interest Income

Interest income was an amount less than $0.1 million for the three months ended September 30, 2020 compared to $1.2 million for the three months ended September 30, 2019. The $1.2 million decrease in interest income generated on our cash and cash equivalent balances was the result of lower interest rates and lower cash balances in three months ended September 30, 2020 compared to the same period in 2019.

Segment Results

	Three Months Ended September 30,
(in thousands)	2020	2019	Change
Revenue:
Therapeutics	$7,048	$4,719	$2,329
Food	315	146	169
Total segment revenue	7,363	4,865	2,498
Segment operational cash expenditures:
Therapeutics	17,612	18,371	(759)
Food	1,467	1,942	(475)
Total segment operational cash expenditures	19,079	20,313	(1,234)
Segment operating loss:
Therapeutics	(10,564)	(13,652)	3,088
Food	(1,152)	(1,796)	644
Total segment operating loss	(11,716)	(15,448)	3,732

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

Therapeutics Segment

Revenue for the three months ended September 30, 2020 was $7.0 million, compared to $4.7 million for the three months ended September 30, 2019. The increase of $2.3 million was primarily the result of a $5.7 million increase in collaboration revenue recognized from Servier offset by a $3.3 million decrease in collaboration revenue recognized from Gilead due to the termination of the Gilead Agreement.

Segment operational cash expenditures for the three months ended September 30, 2020 were $17.6 million, compared to $18.4 million for the three months ended September 30, 2019. The decrease of $0.8 million was primarily due to decreases in outsourced research service providers and fixed assets offset by an increase in employee headcount, clinical trial costs, and lab supplies. Segment operating loss decreased $3.1 million to $10.6 million for the three months ended September 30, 2020 compared to $13.7 million for three months ended September 30, 2019 primarily due to the factors discussed above.

Food Segment

Revenue for the three months ended September 30, 2020 was $0.3 million, compared to $0.1 million for the three months ended September 30, 2019. The increase of $0.2 million was attributable to a $0.3 million increase in revenue from a partnered collaboration offset by a $0.1 million decrease in revenue from a joint development collaboration, as the agreement to provide services thereunder ended in 2019.

Segment operational cash expenditures for the three months ended September 30, 2020 were $1.5 million, compared to $1.9 million for the three months ended September 30, 2019. The decrease of $0.4 million was primarily due to a decrease in fixed assets offset by an increase in employee headcount. Segment operating loss decreased $0.6 million to $1.2 million for the three months ended September 30, 2020 compared to $1.8 million for the three months ended September 30, 2019 primarily due to the factors listed above.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and September 30, 2019, together with the changes in those items in dollars:

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Revenue	$15,439	$15,716	$(277)
Operating expenses:
Research and development	74,935	62,512	12,423
General and administrative	26,852	18,547	8,305
Total operating expenses	101,787	81,059	20,728
Loss from operations	(86,348)	(65,343)	(21,005)
Other income (expense), net:
Change in fair value of convertible notes payable	—	(9,758)	9,758
Interest expense	—	(182)	182
Interest income	795	3,322	(2,527)
Total other income (expense), net	795	(6,618)	7,413
Net loss	$(85,553)	$(71,961)	$(13,592)

Revenue

Revenue for the nine months ended September 30, 2020 was $15.4 million, compared to $15.7 million for the nine months ended September 30, 2019.  The decrease of $0.3 million in revenue during the nine months ended September 30, 2020 was primarily the result of a $5.3 million increase in collaboration revenue recognized from Servier, a $1.5 million milestone payment received from an agriculture industry collaboration partner, and a $0.3 million increase in revenue recognized from a partnered collaboration, offset by a $6.1 million decrease in collaboration revenue received from Gilead due to the termination of the Gilead Agreement and a decrease of $1.3 million in revenue from various joint development collaborations as agreements to provide services thereunder ended in 2019.

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$7,198	$3,865	$3,333
CD20 external development costs	4,486	8,984	(4,498)
BCMA external development costs	2,640	—	2,640
Platform development, early-stage research and unallocated expenses:
Employee-related costs	27,826	18,826	9,000
Laboratory supplies and services	9,672	9,463	209
Outsourced research and development	6,599	10,034	(3,435)
CMOs and research organizations	5,365	3,488	1,877
Laboratory equipment and maintenance	1,078	1,099	(21)
Facility-related costs	2,488	2,166	322
Depreciation and amortization	5,593	2,705	2,888
Licensing fees	1,789	-	1,789
Other research and development costs	201	1,882	(1,681)
Total research and development expenses	$74,935	$62,512	$12,423

Research and development expenses for the nine months ended September 30, 2020 were $74.9 million, compared to $62.5 million for the nine months ended September 30, 2019. The increase of $12.4 million was primarily due to increases in direct research and development expenses related to our CD19 and BCMA programs of $3.3 million and $2.6 million, respectively, due to increases in lab services and CMO and research organization costs as we entered a CD19 Phase 1/2a clinical trial in April 2019 and BCMA Phase 1/2a clinical trial in June 2020, as well as a $11.0 million increase in platform development, early-stage research and unallocated expenses, offset by a $4.5 million decrease in direct research and development expenses related to our CD20 program primarily driven by reductions in outsourced research and development costs and CMO and research organization costs.

Platform development, early-stage research and unallocated expenses increased primarily due to a $9.0 million increase in employee-related costs associated with increased headcount to support our technology platform development and manufacturing capabilities, a $2.9 million increase in depreciation and amortization, a $1.9 million increase in CMO and research organization spending, a $1.8 million increase in licensing fees, a $0.3 million increase in facility-related costs, and a $0.2 million increase in laboratory supplies and services, offset by a $3.4 million decrease in outsourced research and development spending, and a $1.7 million decrease in other R&D expenses in the nine months ended September 30, 2020, compared to the same period in 2019.

General and Administrative Expenses

General and administrative expenses were $26.9 million for the nine months ended September 30, 2020, compared to $18.5 million for the nine months ended September 30, 2019. The increase of $8.4 million was primarily due to costs required to meet our growing infrastructure needs, including increases of $3.3 million in employee-related costs due to higher general and administrative headcount, $3.1 million in consulting fees, $1.3 million in taxes and insurance costs, $0.5 million in information technology costs, and $0.2 million in depreciation and amortization.

Change in Fair Value of Convertible Notes Payable

We elected on issuance to account for the 2019 Notes at fair value until their settlement.  For the nine months ended September 30, 2020, we did not recognize any income or expense due to changes in fair value of the 2019 Notes, compared to $9.8 million of expense due to changes in fair value of the 2019 Notes recognized in the nine months ended September 30, 2019. The 2019 Notes were settled on the closing of the IPO in April 2019.

Interest Expense

We did not incur interest expense for the nine months ended September 30, 2020. Interest expense of $0.2 million for the nine months ended September 30, 2019 consisted of interest from the 2019 Notes at a rate of 6% per annum.

Interest Income

Interest income was $0.8 million for the nine months ended September 30, 2020, compared to $3.3 million for the nine months ended September 30, 2019. The decrease of $2.5 million of interest income generated on our cash and cash equivalent balances was the result of lower interest rates and lower cash balances in the nine months ended September 30, 2020 compared to the same period in 2019.

Segment Results

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Revenue:
Therapeutics	$13,541	$14,357	$(816)
Food	1,898	1,359	539
Total segment revenue	15,439	15,716	(277)
Segment operational cash expenditures:
Therapeutics	$55,986	$53,024	$2,962
Food	5,873	6,126	(253)
Total segment operational cash expenditures	61,859	59,150	2,709
Segment operating loss:
Therapeutics	$(42,445)	$(38,667)	$(3,778)
Food	(3,975)	(4,767)	792
Total segment operating loss	(46,420)	(43,434)	(2,986)

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

Therapeutics Segment

Revenue for the nine months ended September 30, 2020 was $13.5 million, compared to $14.4 million for the nine months ended September 30, 2019. The decrease of $0.9 million was primarily the result of a $6.1 million decrease in collaboration revenue recognized from Gilead due to the termination of the Gilead Agreement offset by a $5.3 million increase in collaboration revenue recognized from Servier.

Segment operational cash expenditures for the nine months ended September 30, 2020 were $56.0 million, compared to $53.0 million for the nine months ended September 30, 2019. The increase of $3.0 million was primarily due to an increase in employee headcount, clinical trial costs, laboratory supplies, consultant fees and rent offset by decreases in outsourced research service provider costs, lab services and fixed assets. Segment operating loss increased $3.7 million to $42.4 million for the nine months ended September 30, 2020 compared to $38.7 million for nine months ended September 30, 2019 primarily due to the factors discussed above.

Food Segment

Revenue for the nine months ended September 30, 2020 was $1.9 million, compared to $1.4 million for the nine months ended September 30, 2019. The increase of $0.5 million was attributable to a $1.5 million milestone payment received from an agriculture industry collaboration partner as well as a $0.3 million increase in revenue recognized from a partnered collaboration, offset by a decrease of $1.3 million in revenue from various joint development collaborations as agreements to provide services thereunder ended in 2019.

Segment operational cash expenditures for the nine months ended September 30, 2020 were $5.9 million, compared to $6.1 million for the nine months ended September 30, 2019. The decrease of $0.2 million was primarily due to a decrease in fixed assets offset by an increase in employee headcount and rent. Segment operating loss decreased $0.8 million to $4.0 million for the nine months ended September 30, 2020 compared to $4.8 million for the nine months ended September 30, 2019 primarily due to the factors discussed above.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors—The outbreak of the novel coronavirus, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic on our business.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily with proceeds from our IPO, private placements of our convertible preferred stock and convertible debt, and upfront payments from collaboration and licensing arrangements. At September 30, 2020, we have raised approximately $482.2 million of proceeds from third parties through a combination of financings including the IPO, and preferred stock and convertible note financings, an upfront payment under the Servier Agreement and other collaboration revenue, and additional funding from other strategic alliances and grants.

Cash Flows

Our cash and cash equivalents totaled $104.1 million and $206.3 million as of September 30, 2020 and 2019, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(73,934)	$(50,459)
Net cash used in investing activities	(3,935)	(19,137)
Net cash provided by financing activities	1,131	172,668
Increase in cash and cash equivalents	$(76,738)	$103,072

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses.  Our losses have resulted from expenses incurred in connection with our research and development activities, including our clinical programs, preclinical development activities, and general and administrative costs associated with our operations.  The use of cash in operating activities during the nine months ended September 30, 2020 and September 30, 2019 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash used in operating activities during the nine months ended September 30, 2020 was $73.9 million compared to $50.5 million during the nine months ended September 30, 2019.  The increase in cash used in operating activities in the nine months ended September 30, 2020 was primarily due to an increase in employee-related costs associated with increased headcount, increased costs related to our clinical programs with our ongoing CD19 Phase 1/2a clinical trial and Phase 1/2a clinical trials for our CD20 and BCMA product candidates in 2020, an increase in legal fees and an increase in rent payments.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to leasehold additions, equipment and software.  Net cash used in investing activities during the nine months ended September 30, 2020 was $3.9 million, compared to $19.1 million in the nine months ended September 30, 2019.  The decrease in cash used in investing activities during the nine months ended September 30, 2020 was primarily due to the completion of the build-out of our MCAT facility in Research Triangle Park and other leased facilities in 2019.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020 was $1.1 million, compared to $172.7 million during the nine months ended September 30, 2019.  The decrease in cash provided by financing activities during the nine months ended September 30, 2020 was due to proceeds received from our IPO, which closed in April 2019, and proceeds from the 2019 Notes, which were issued in March 2019.  Financing activities in the nine months ended September 30, 2020 related to cash proceeds received from stock option exercise and our employee stock purchase plan.

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

In May 2019, we entered into the Pacific Western Loan Agreement with Pacific Western Bank (“PWB”) as amended by the First Amendment to Loan and Security Amendment, effective September 18, 2019, the Second Amendment to Loan and Security Amendment, effective December 3, 2019 (the “Original Agreement”). On June 23, 2020, the Company and PWB entered into the Third Amendment to Loan and Security Agreement (the “Amendment”) to the Original Agreement (as amended, the “Pacific Western Loan Agreement”). The terms of Amendment No. 3 (a) decrease the aggregate principal amount of advances on a revolving line of credit (the “Revolving Line”) from $50.0 million to $30.0 million and (b) extend the maturity date of the Revolving Line to June 23, 2022, provided that, if the Company receives aggregate cash proceeds of at least $125.0 million from the issuance of the Company’s equity securities and/or upfront cash proceeds from strategic partnerships on terms and conditions reasonably satisfactory to PWB, the maturity date shall then instead be June 23, 2023. Under the terms of Amendment No. 3, the interest rate increased to a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Original Agreement), and (b) 6.00%. The Company must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

As of September 30, 2020, there were no borrowings, and we were in compliance with the financial covenants, under the Pacific Western Loan Agreement.

Funding Requirements

Our operating expenses increased substantially in the nine months ended September 30, 2020 and are expected to continue to increase in the future in connection with the continuation of our current clinical trials, planned initiation of additional clinical trials and expected growth in our portfolio.

We believe that our existing cash, cash equivalents, expected operational receipts and available credit will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “— Impact of COVID-19 Pandemic” above and “Risk Factors—The outbreak of the novel coronavirus, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic on our business.

We currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of September 30, 2020, we have not sold any securities under our shelf registration statement.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three and nine months ended September 30, 2020, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $104.1 million, or 61.7% of our total assets, as of September 30, 2020 and $180.9 million, or 76.9% of our total assets, as of December 31, 2019. Interest income earned on these assets was an amount less than $0.1 million and $0.8 million for the three and nine months ended September 30, 2020, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $85.6 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $262.6 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through our IPO, private placements of our convertible preferred stock and convertible debt and our development and commercial license agreement dated February 24, 2016, as amended, with Les Laboratoires Servier, which we refer to as the Servier Agreement. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

All of our current or future product candidates will require substantial additional development time and resources before we may realize revenue from product sales, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses have increased and we anticipate will continue to increase substantially if and as we:

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

The process of identifying product candidates and conducting preclinical or greenhouse studies and clinical or field trials is time consuming, expensive, uncertain and takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and continue clinical or field trials of, and seek marketing approval for, product candidates. In addition, if any therapeutic product candidate that we develop alone or with collaborators obtains marketing approval, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution efforts. Furthermore, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed, we may be forced to delay, reduce or eliminate current or future research programs, product development activities and/or commercialization efforts.

We expect that our existing cash, cash equivalents, expected operational receipts and available credit will be sufficient to fund our expected operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

Even if we believe we have sufficient funds for our current or future operating plans, we may continue to seek additional capital if market conditions are favorable or in light of specific strategic considerations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to obtain sufficient funding on a timely basis or on favorable terms, we may be required to significantly delay, reduce or eliminate one or more of our research or product development programs and/or commercialization efforts. We may also be unable to expand our operations or otherwise capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.

Provisions of our debt instruments may restrict our ability to pursue our business strategies

Pursuant to the Pacific Western Loan Agreement with PWB, we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million, or the Revolving Line. The maturity date of the Revolving Line is June 23, 2022, provided that, if we receive aggregate cash proceeds of at least $125.0 million from the issuance of the our equity securities and/or upfront cash proceeds from strategic partnerships on terms and conditions reasonably satisfactory to PWB, the maturity date shall then instead be June 23, 2023. As of September 30, 2020, we had no borrowings under our Revolving Line. Under the loan and security agreement, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

We may be eligible to receive a financial incentive from the Australian government as part of its Research and Development Tax Incentive program, or R&D Tax Incentive program. The R&D Tax Incentive program is one of the key elements of the Australian government’s support for Australia’s innovation system and, if eligible, provides the recipient with a 43.5% refundable tax offset for research and development activities in Australia. There have been recent proposals to change the structure of the innovation and research and development funding landscape in Australia, which may impact the research and development tax incentive receivable for the 2020 financial year and beyond. There can be no assurance that we will qualify and be eligible for such incentives or that the Australian government will continue to provide incentives, offset, grants and rebates on similar terms or at all.

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

Our success depends on our ability to develop and commercialize product candidates using our novel genome editing technology. The novel nature of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, preclinical or greenhouse studies and clinical or field trials. There have been a limited number of clinical trials of products created with genome editing technologies, three of which have utilized our technology. Because our therapeutic research programs are all in preclinical or early clinical stages, we have only been able to assess limited safety and efficacy data for one of our product candidates in a human trial. Current or future product candidates may not meet safety and efficacy requirements for continued development or ultimate approval in humans and may cause significant adverse events or toxicities. All of our product candidates are designed to act at the level of DNA, and because animal DNA differs from human DNA, it will be difficult for us to test our therapeutic product candidates in animal models for either safety or efficacy, and any testing that we conduct may not translate to their effects in humans. Moreover, animal models may not exist for some of the targets, diseases or indications that we intend to pursue. Similarly, we and our collaborators have not yet completed field trials for any agricultural product candidates created with our technology. Our product candidates may not be able to properly implement desired genetic edits with sufficient accuracy to be viable therapeutic or agricultural products, and there may be long-term effects associated with them that we cannot predict at this time. Any problems we experience related to the development of our genome editing technology or any of our or our collaborators’ research programs or product candidates may cause significant delays or unanticipated costs, and we may not be able to satisfactorily solve such problems. These factors may prevent us or our collaborators from completing our preclinical or greenhouse studies or any clinical or field trials that we or our collaborators have ongoing or may initiate, or profitably commercializing any product candidates on a timely basis, or at all. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process as we develop and prepare to commercialize product candidates. These factors make it more difficult for us to predict the time, cost and potential success of product candidate development. If our product development activities take longer or cost more than anticipated, or if they ultimately are not successful, it would materially adversely affect our business and results of operations.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. With the exception of our CD19, CD20 and BCMA product candidates, all current product candidates and product development programs are still in the discovery, preclinical or greenhouse stages. We may be unsuccessful in advancing those product candidates into clinical development or field trials or in identifying any developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:

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

We have leased approximately 33,800 square feet of space for MCAT at a location approximately seven miles from our headquarters in Durham, North Carolina. We use this manufacturing center to create clinical trial material for certain of our current and planned clinical trials. We may not experience the anticipated operating efficiencies in our own manufacturing. Any delays in manufacturing may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. Should we fail to comply with cGMP requirements, the opening of our manufacturing facility will be delayed. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

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

Any delays or difficulties in our or our collaborators ability to enroll patients in clinical trials, could delay or prevent receipt of regulatory approvals.

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

Enrollment delays in clinical trials, including those due to the COVID-19 pandemic, may result in increased development costs for any of our product candidates, which may cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which may have an adverse effect on our results of operations and prospects.

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

In Europe, the European Union General Data Protection Regulation (GDPR) went into effect in May 2018 and introduces strict requirements for processing the personal data of individuals within the EEA and United Kingdom. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements. Further, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Following Brexit, and the expiry of the transition period, we will have to comply with the GDPR and the UK GDPR, each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, e.g. how data transfers between EU member states. These changes will lead to additional costs and increase our overall risk.

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

We have received and may continue to seek fast track designation, and may seek breakthrough therapy designation, Regenerative Medicine Advanced Therapy, or RMAT, designation, or priority review from the FDA or access to the PRIME scheme from the EMA for some or all of our product candidates, but we may not receive such designations, and even if we do, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We have received fast track designation for PBCAR0191 for the treatment of B-ALL as well as PBCAR269A for R/R multiple myeloma. We may continue to seek fast track designation and may also seek breakthrough therapy designation, Regenerative Medicine Advanced Therapy, or RMAT, designation or priority review from the FDA, or access to the PRIME scheme from the EMA for some or all of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA fast track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. If granted, fast track designation makes a drug eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission.  Products with fast track designation may also be eligible for accelerated approval and priority review, if the relevant criteria are met.

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

There is no assurance that we will obtain additional fast track designation, or that we will obtain breakthrough therapy designation, RMAT designation or access to PRIME for any of our product candidates. Fast track designation, breakthrough therapy designation, RMAT designation and PRIME eligibility do not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the fast track designation, breakthrough therapy designation, RMAT designation or PRIME eligibility. Additionally, fast track designation, breakthrough therapy designation, RMAT designation and access to PRIME can each be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act and we expect such challenges and amendments to continue. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the TCJA enacted on December 22, 2017, repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the Affordable Care Act will impact the law or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products, some of which are included in the Trump administration’s “principles” for drug pricing to Congress in March 2020 and budget proposals for fiscal years 2020 and 2021, as well as bills introduced by the U.S. Senate and House of Representatives, respectively. Additionally, on May 11, 2018, the Trump administration previously laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Although a number of these, and other potential measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic, and COVID-19 has spread to multiple global regions, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19 and in accordance with local guidelines, we continue our work-from-home policy. Although we have recently been able to ease previously enacted restrictions to our on-site activities, any resurgence of outbreaks, new regulatory orders or guidance or self-imposed protective measures we impose could adversely impact our business, including our preclinical studies and clinical trials.

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

As of September 30, 2020, we had 223 employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. As of December 31, 2019, we had U.S. federal, state, and foreign net operating loss carryforwards of $101.3 million, $101.7 million, and $0.4 million, respectively. Our federal net operating loss carryforwards of $19.7 million will begin to expire in 2030 while the remaining federal net operating loss carryforwards of $81.6 million carry forward indefinitely. The state net operating loss carryforwards begin to expire in 2025. In addition, we have U.S. federal and state research and development tax credits of $7.2 million and an amount less than $0.1 million as of December 31, 2019, respectively, available to offset future U.S. federal and state income taxes, which begin to expire in 2027 and 2030, respectively. As of December 31, 2019 and December 31, 2018, we had federal Orphan Drug credits of $1.8 million and $0.7 million, respectively, which begin to expire in 2038.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. For example, in August 2019, the Patent Trial and Appeal Board, or the PTAB, of the United States Patent and Trademark Office, or the USPTO, initiated two patent interferences, administrative proceedings within the USPTO, involving a family of patents that have been issued to us and a pending patent application filed by a third party. An interference is conducted by the PTAB when opposing parties have applied for patent claims to the same invention or substantially the same invention. The interference is conducted to determine which party, if either, is entitled to claims to the subject matter of the interference. In September and October 2020, the PTAB issued judgements in our favor in both of the patent interferences, which the applicant is permitted to appeal.  Any adverse outcome in such appeal or in future interference proceedings could affect our competitive position, including, without limitation, loss of some or all of our involved patent claims, limiting our ability to stop others from using or commercializing similar or identical technology and products, which could harm our business, financial condition and results of operations. Protecting our patent rights in connection with such proceeding may also be expensive and may involve the diversion of significant management time.

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

Many biotechnology companies and academic institutions are currently pursuing a variety of different nuclease systems for genome editing technologies using zinc finger nucleases, TALENs, and clustered regularly interspaced short palindromic repeats associated protein-9 nuclease, or CRISPR/Cas9, and the use of those nucleases in cancer immunotherapy, gene therapy and genome editing. Although those nucleases are physically and chemically different from our ARCUS nucleases, those companies and institutions may seek patents that broadly cover aspects of cancer immunotherapy, gene therapy and genome editing using nucleases generally. Such patents, if issued, valid and enforceable, could prevent us from marketing our product candidates, if approved, practicing our own patented technology, or might require us to take a license which might not be available on commercially reasonable terms or at all. While we expect that we will continue to be able to patent our ARCUS nucleases for the foreseeable future, as the scientific and patent literature relating to engineered endonucleases increases, including our own patents and publications, it may become more difficult or impossible to patent new engineered endonucleases in the future.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant to us as a clinical-stage biopharmaceutical company, as our stock price can significantly fluctuate as a result of public announcements regarding the progress of our development efforts for our discovery platform and our product candidates. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

General Risk Factors

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

As of September 30, 2020, we had cash and cash equivalents of $104.1 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since September 30, 2020, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Amendment to Bylaws

On November 6, 2020, the Board amended and restated the Company’s bylaws (as amended and restated, the “Amended and Restated Bylaws”) to insert “Article X – Forum Selection” (the “Amendment”). The Amendment provides that (i) unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, and (ii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the provisions of Article X.

The foregoing description of the Amendment is qualified by reference to the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2.

Segment Reporting

As further discussed in Note 9 “Segment reporting” of the Company’s notes to our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, the Company previously allocated centralized research and development expenditures for early stage research, nuclease development and the purchase of general laboratory supplies to the Therapeutics and Food segments based on headcount and presented such allocated expenditures separately from segment operational cash expenditures.  Beginning January 1, 2020, such allocated expenditures are included within segment operational cash expenditures.  Prior periods have been revised to reflect the current period presentation.

This information is intended to assist investors in making comparisons of the Company’s historical financial information with future financial information. The reported financial information below has been reclassified to conform to the current presentation.

The table below summarizes the reclassified presentation of the Company’s segment reporting.

	For the Years Ended December 31,
(in thousands)	2019	2018
Revenue:
Therapeutics	$20,632	$9,523
Food	1,606	1,360
Total segment revenue	22,238	10,883
Segment operational cash expenditures:
Therapeutics	$70,059	$46,650
Food	6,984	12,026
Total segment operational cash expenditures	77,043	58,676
Segment operating income (loss):
Therapeutics	$(49,427)	$(37,127)
Food	(5,378)	(10,666)
Total segment operating loss	$(54,805)	$(47,793)

The table below summarizes the Company’s segment reporting as originally reported on the Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands)	2019	2018
Revenue:
Therapeutics	$20,632	$9,523
Food	1,606	1,360
Total segment revenue	22,238	10,883
Segment operational cash expenditures:
Therapeutics	$45,941	$35,045
Food	6,984	9,125
Total segment operational cash expenditures	52,925	44,170
Allocation of centralized research and development operational cash expenditures:
Therapeutics	$24,118	$11,605
Food	—	2,901
Total allocation of centralized research and development operational cash expenditures	24,118	14,506
Segment operating income (loss):
Therapeutics	$(49,427)	$(37,127)
Food	(5,378)	(10,666)
Total segment operating loss	$(54,805)	$(47,793)

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.					*

3.3	Amended and Restated Bylaws of Precision BioSciences, Inc. (redlined version of amended section)					*

10.1	Ninth Amendment to Lease, dated August 31, 2020, to Lease Agreement between Precision BioSciences, Inc. and Venable Historic, LLC dated April 5, 2010, as amended.					*

10.2†

Amendment No. 6, dated October 16, 2020, to Development and Commercial License Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended

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

Company Name

Date: November 10, 2020	By:	/s/ Matthew Kane
Matthew Kane
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: November 10, 2020	By:	/s/ Abid Ansari
Abid Ansari
Chief Financial Officer (principal financial officer)