Form 10-K
period 2020-12-31
PRECISION BIOSCIENCES INC
filed 2021-03-18
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐ NO ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2020, was $382.8 million.

The number of shares of Registrant’s common stock outstanding as of March 2, 2021 was 56,986,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, planned preclinical or greenhouse studies and clinical or field trials, the status and results of our preclinical and clinical studies, expected release of interim data, expectations regarding our allogeneic chimeric antigen receptor T cell immunotherapy product candidates, expectations regarding the use and effects of ARCUS, including in connection with in vivo genome editing, potential new partnerships or alternative opportunities for our product candidates, capabilities of our manufacturing facility, regulatory approvals, research and development costs, timing, expected results and likelihood of success, plans and objectives of management for future operations, as well as the impact of the COVID-19 pandemic may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•	our ability to become profitable;
•	our ability to procure sufficient funding and requirements under our current debt instruments and effects of restrictions thereunder;
•	risks associated with raising additional capital;
•	our operating expenses and our ability to predict what those expenses will be;
•	our limited operating history;
•	the success of our programs and product candidates in which we expend our resources;
•	our dependence on our ARCUS technology;
•	the risk that other genome-editing technologies may provide significant advantages over our ARCUS technology;
•	the initiation, cost, timing, progress, achievement of milestones and results of research and development activities, preclinical or greenhouse studies and clinical or field trials;
•	public perception about genome editing technology and its applications;
•	competition in the genome editing, biopharmaceutical, biotechnology and agricultural biotechnology fields;
•	our or our collaborators’ ability to identify, develop and commercialize product candidates;
•	pending and potential liability lawsuits and penalties against us or our collaborators related to our technology and our product candidates;
•	the U.S. and foreign regulatory landscape applicable to our and our collaborators’ development of product candidates;
•

our or our collaborators’ ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our or our collaborators’ ability to advance product candidates into, and successfully design, implement and complete, clinical or field trials;
•	potential manufacturing problems associated with the development or commercialization of any of our product candidates;
•	our ability to obtain an adequate supply of T cells from qualified donors;

•	our ability to achieve our anticipated operating efficiencies at our manufacturing facility;
•	delays or difficulties in our and our collaborators’ ability to enroll patients;
•	changes in interim “top-line” data that we announce or publish;
•	if our product candidates do not work as intended or cause undesirable side effects;
•	risks associated with applicable healthcare, data privacy and security regulations and our compliance therewith;
•	the rate and degree of market acceptance of any of our product candidates;
•	the success of our existing collaboration agreements, and our ability to enter into new collaboration arrangements;
•	our current and future relationships with third parties including suppliers and manufacturers;
•	our ability to obtain and maintain intellectual property protection for our technology and any of our product candidates;
•	potential litigation relating to infringement or misappropriation of intellectual property rights;
•	our ability to effectively manage the growth of our operations;
•	our ability to attract, retain, and motivate key scientific and management personnel;
•	market and economic conditions;
•	effects of system failures and security breaches;
•	effects of natural and manmade disasters, public health emergencies and other natural catastrophic events;
•	effects of COVID-19, or any pandemic, epidemic, or outbreak of an infectious disease;
•	insurance expenses and exposure to uninsured liabilities;
•	effects of tax rules; and
•	risks related to ownership of our common stock, including fluctuations in our stock price.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. Some of the principal risks and uncertainties include the following.

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

•

The ongoing novel coronavirus disease, COVID-19 has impacted our business and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

PART I

Item 1. Business.

We are a life sciences company dedicated to improving life through the application of our pioneering, proprietary ARCUS genome editing platform. We leverage ARCUS in the development of our product candidates, which are designed to treat human diseases and create healthy and sustainable food and agricultural solutions. We are actively developing product candidates in three innovative areas: allogeneic CAR T cell immunotherapy, in vivo gene correction, and food. We are currently conducting a Phase 1/2a clinical trial of PBCAR0191 in adult patients with relapsed or refractory, or R/R, non-Hodgkin lymphoma, or NHL, or R/R B-cell precursor acute lymphoblastic leukemia, or B-ALL. PBCAR0191 is our first gene-edited allogeneic chimeric antigen receptor, or CAR, T cell therapy candidate targeting CD19 and is being developed in collaboration with Les Laboratoires Servier, or Servier, pursuant to a development and commercial license agreement, as amended (the “Servier Agreement”). We have received orphan drug designation, for PBCAR0191 from the U.S. Food and Drug Administration (“FDA”), for the treatment of acute lymphoblastic leukemia, or ALL. In August 2020, the FDA granted Fast Track Designation for PBCAR0191 for the treatment of B-ALL. The NHL cohort will include patients with mantle cell lymphoma (“MCL”), an aggressive subtype of NHL, for which we have received orphan drug designation from the FDA. Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers, and is designed to avoid graft-versus-host disease, or GvHD, a significant complication associated with donor-derived, cell-based therapies. We believe that this trial, which is designed to assess the safety and tolerability of PBCAR0191 at increasing dose levels, as well as to evaluate anti-tumor activity, is the first U.S.-based clinical trial to evaluate an allogeneic CAR T therapy for R/R NHL. Furthermore, we believe that our proprietary, one-step engineering process for producing allogeneic CAR T cells with a potentially optimized cell phenotype, at large scale in a cost-effective manner, will enable us to overcome the fundamental clinical and manufacturing challenges that have limited the CAR T field to date. We expect to report updated interim data for the PBCAR0191 study in mid-year 2021.

In April 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our second allogeneic CAR T cell therapy product candidate, PBCAR20A. PBCAR20A is wholly owned by us and targets the validated tumor cell surface target CD20. It is being investigated in R/R NHL, including those with R/R chronic lymphocytic leukemia, CLL, or R/R small lymphocytic lymphoma, or SLL. A subset of the NHL patients will have the diagnosis of MCL and we have received orphan drug designation for PBCAR20A from the FDA for the treatment of this disease. Based on the safety profile observed to date with PBCAR0191, the FDA allowed us to commence dosing with PBCAR20A directly at 1 x 106 cells/kg. The study has continued to escalate through dose level two (3 x 106 cells/kg), and, in February 2021, we commenced patient dosing at dose level 3 (480 x 106 cell fixed dose) with a max dose of 6 x 106 cells/kg. We expect to report interim data for the PBCAR20A study in 2021.

In June 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our third allogenic CAR T cell therapy product candidate, PBCAR269A. The starting dose of PBCAR269A is 6 x 105 cells/kg. PBCAR269A is wholly owned by us and is designed to target the validated tumor cell surface target BCMA. It is being investigated in subjects with R/R multiple myeloma and we have received orphan drug designation and Fast Track Designation from the FDA for this indication. In September 2020, we announced that we entered into a clinical trial collaboration with SpringWorks Therapeutics, Inc. (“SpringWorks”), a clinical-stage biopharmaceutical company focused on developing medicines for patients with severe rare diseases and cancer. Pursuant to the collaboration, PBCAR269A will be evaluated in combination with nirogacestat, SpringWorks’ investigational gamma secretase inhibitor (“GSI”), in patients with R/R multiple myeloma, which is expected to commence in the first half of 2021. In February 2021, we commenced patient dosing at the highest dose cohort, dose level 3 of 6 x 106 cells/kg and we expect to report interim data on the PBCAR269A trial in 2021.

Additionally, in June 2020, Elo Life Systems (“Elo”), our wholly-owned subsidiary, established a strategic partnership with the Dole Food Company (“Dole”) and entered into a Research, Development, and Commercialization Agreement with Dole, with the aim to co-develop banana varieties resistant to Fusarium oxysporum f. sp cubense Tropical race 4 (“Foc TR4”), utilizing proprietary computational biology workflows and the ARCUS genome editing platform. The disease caused by Foc TR4, commonly known as Fusarium wilt, threatens the continued cultivation of the world’s most popular variety of banana called Cavendish, which is of considerable economic significance as this variety is used to produce export bananas for key markets around the globe and Dole is one of the largest producers in the industry. Fungicides, or other traditional means of disease control have failed as the pandemic continues to spread across vital banana growing economies.

In September 2020, we regained full clinical development and commercialization rights, and all data we generated for the in vivo chronic hepatitis B virus (“HBV”) program developed under our 2018 collaboration agreement with Gilead Sciences. We are exploring partnership or alternative opportunities to enable the continued development of ARCUS-based HBV therapies.

In October 2020, we announced the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) issued judgements in our favor in two patent interference proceedings that challenged nine U.S. patents we owned. The patents, which issued in 2018, relate to allogeneic CAR T cells produced by inserting a gene encoding a CAR into the T cell receptor (“TCR”) alpha chain (“TRAC”)

locus, as well as methods of using those cells for cancer immunotherapy. In the interference proceedings, a third party argued that it had invented the technology in 2012. The PTAB, however, found that the third-party patent application did not satisfy the written description requirement and rejected these claims while maintaining the claims in all nine of our patents.

In November 2020, we announced a research collaboration and exclusive license agreement with Eli Lilly and Company (“Lilly”) to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders, with an initial focus on Duchenne muscular dystrophy (“DMD”) and two other undisclosed gene targets. Under the agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement, which may be extended to six years upon Lilly’s election and payment of an extension fee.

In December 2020, we announced interim clinical results from our Phase 1/2a study of PBCAR0191 as a treatment of R/R NHL and R/R B-ALL. As of the November 16, 2020 cutoff, 27 patients including 16 patients with aggressive NHL and 11 patients with aggressive B-ALL were enrolled and evaluated. In this dose escalation and dose expansion study, PBCAR0191 had an acceptable safety profile with no cases of graft versus host disease, no cases of Grade ≥ 3 cytokine release syndrome, and no cases of Grade ≥ 3 neurotoxicity. PBCAR0191 demonstrated longest durability of response to 11 months in B-ALL. PBCAR0191 with enhanced lymphodepletion (“eLD”) resulted in objective response rate of 83% (5/6) in NHL and B-ALL as compared to 33% (3/9) in NHL with standard lymphodepletion (“sLD”).

Additionally, in December 2020, researchers at Elo in collaboration with Alan Chambers, Ph.D., and the Tropical Research and Education Center at the University of Florida published a paper in Nature Food, reporting a chromosome-scale, phased Vanilla planifolia genome, which revealed sequence variants for genes that may impact the vanillin pathway, and therefore influence bean quality, including its productivity, flower anatomy, and disease resistance.

In January 2021, we announced that the FDA has accepted our Initial New Drug (“IND”) application for PBCAR19B, our next-generation, stealth cell, CD19 allogenic CAR T candidate for Non-Hodgkin Lymphoma, and we expect to begin the Phase 1 study by mid-2021. Additionally, in January 2021, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office for a patent application covering PBCAR19B. The allowed composition claims of this patent application encompass genetically-modified human T cells comprising the PBCAR19B construct, which is inserted within the T cell receptor alpha constant locus. Once issued, patents arising from this patent family will have standard expiration dates in April 2040. In preclinical studies, PBCAR19B has shown to delay both T cell and natural killer cell mediated allogeneic rejection in vitro and may improve the persistence of allogeneic CAR T cells.

We expect to advance a program targeting the rare genetic disease primary hyperoxaluria type 1 (“PH1”) as our lead wholly owned in vivo gene correction program. PH1 affects approximately 1-3 people per million in the United States and is caused by loss of function mutations in the AGXT gene, leading to the accumulation of calcium oxalate crystals in the kidneys. Patients suffer from painful kidney stones which may ultimately lead to renal failure. Using ARCUS, we are developing a potential therapeutic approach to PH1 that involves knocking out a gene called HAO1 which acts upstream of AGXT. Suppressing HAO1 has been shown in preclinical models by us to prevent the formation of calcium oxalate. We therefore believe that a one-time administration of an ARCUS nuclease targeting HAO1 may be a viable strategy for a durable treatment of PH1 patients. Pre-clinical research has continued to progress, and we expect to provide an update on this program in the first half of 2021.

In January 2021, we disclosed our intention to spinout our wholly owned subsidiary, Elo. We are continuing to explore our strategic options, and the timing of any such sale, spinout or other treatment of Elo remains uncertain.

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

Leveraging the unique gene editing capabilities of ARCUS, we have developed a one-step cell engineering process for allogeneic CAR T cells that is designed to maintain naïve and central memory T cell phenotypes throughout the CAR T manufacturing process, which we believe to be important for an optimized CAR T therapy. Due to our one-step editing method and the decision early in the development of our allogeneic CAR T immunotherapy platform to invest in process development, we have scaled our manufacturing process and are currently producing allogeneic CAR T cells at large scale in accordance with current good manufacturing practice, or cGMP.

In February 2016, we entered into the Servier Agreement. Pursuant to this agreement we have agreed to perform early-stage research and development on individual T cell modifications for five unique antigen targets. Servier selected one target at the Servier Agreement’s inception and, during 2020, selected two additional hematological cancer targets beyond CD19 and two new solid tumor targets. With the addition of these new targets, we received development milestone payments in 2020 and may be eligible to receive additional development milestone payments in 2021. Upon selection of an antigen target, we have agreed to develop the resulting therapeutic product candidates through Phase 1 clinical trials and prepare the clinical supply of such product candidates for use in Phase 2 clinical trials. We have the ability to opt-in to a 50/50 co‑development and co-promotion agreement in the United States on all licensed products under the Servier Agreement.

Our most advanced program, PBCAR0191, is an allogeneic CAR T cell therapy candidate targeting the well-validated tumor target CD19 and is being developed for the treatment of adult patients with NHL and B-ALL. CD19 is a protein that is expressed on the surface of B cells. The FDA has granted PBCAR0191 orphan drug designation for the treatment of ALL and, in August 2020 granted PBCAR0191 Fast Track Designation for treatment of B-ALL.

We reported updated interim data from our ongoing Phase 1/2a clinical trial of PBCAR0191 including response rates across R/R NHL and R/R B-ALL patient cohorts as further described in “Our Allogeneic CAR T Immunotherapy Pipeline.”

PBCAR0191, which incorporates our patented N6 co-stimulatory domain, demonstrated a clear dose dependent increase in peak cell expansion. Compared to sLD, eLD with PBCAR0191 at DL3 resulted in approximately 95-fold increase in peak cell expansion, and approximately 45-fold increase in area under the curve. This was associated with a higher CR rate in NHL (75%).

In this dose escalation and dose expansion study, PBCAR0191 had an acceptable safety profile with no cases of graft versus host disease, no cases of Grade ≥ 3 cytokine release syndrome, and no cases of Grade ≥ 3 immune effector cell neurotoxicity.

One NHL patient who was treated with PBCAR0191 and eLD had previously received nine prior lines of therapy before entering the trial. The patient presented with persistent cytopenias at baseline and a history of infections, including bacterial sepsis. The patient had an episode of sepsis at day 27 which appeared to have resolved at day 33, following which a partial response was achieved at day 34. Unfortunately, the patient died at day 42 with grade 5 sepsis. We reported the serious adverse event to the FDA and reported the patient death.

We are enrolling additional patients with eLD and plan to present updated interim data on this study by mid-2021.

In vivo Gene Correction. Our goal is to cure genetic diseases by correcting the DNA errors responsible for causing them. In vivo gene corrections are gene corrections that take place in a living organism. We have advanced a deep portfolio of diverse programs toward preclinical efficacy and toxicity studies. We have generated a significant large animal dataset that we believe to be the most comprehensive of any in the field and have observed high-efficiency in vivo genome editing in non-human primates (“NHPs”) in our preclinical studies, as highlighted in our July 2018 publication in Nature Biotechnology. We believe this is the first peer-reviewed publication of in vivo genome editing data in NHPs. In our preclinical studies, we observed the high-efficiency editing of the PCSK9 gene in NHPs using ARCUS and, even at the highest dose, the treatment was observed to be well-tolerated. As published in Molecular Therapy in February 2021, the NHPs have been monitored for more than three years and have continued to show a sustained reduction in low density lipoprotein cholesterol levels while maintaining stable gene editing without any obvious adverse effects. After the one-time vector administration more than three years ago, NHPs treated with ARCUS have experienced stable reductions of up to 85% in PCSK9 protein levels and a 56% reduction of low-density lipoprotein (“LDL”) cholesterol levels.

We expect to advance a program for the treatment of the rare genetic disease PH1 as our lead wholly owned gene correction program, based on preclinical data we have generated high efficiency knock out of the HAO1 target gene in NHPs using ARCUS, and evidence from a mouse model of clinically meaningful biomarker changes using our approach. We expect to provide an update on this program during the first half of 2021.

As discussed above, in November 2020, we announced a research collaboration and exclusive license agreement with Lilly, pursuant to which we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly. Lilly will be responsible for conducting clinical development and commercialization activities for licensed products resulting from the collaboration and may engage with us for additional clinical and/or initial commercial manufacture of licensed products.

We expect to advance a program for the treatment of the rare genetic disease PH1 as our lead wholly owned gene correction program, based on preclinical data we have generated high efficiency knock out of the HAO1 target gene in NHPs using ARCUS, and evidence from a mouse model of clinically meaningful biomarker changes using our approach. We expect to provide an update on this program during the first half of 2021.

We are also in the discovery stage for other in vivo indications: lipoprotein lipase deficiency, familial amyloid polyneuropathy, familial hypercholesterolemia, and autosomal dominant retinitis pigmentosa.

Food. Our food platform, which we operate through our wholly owned subsidiary, Elo, is an integrated suite of gene discovery and crop engineering technologies that is designed to generate products in collaboration with leading food producers. Elo has a team with in-depth experience in crop genome editing. Over the last decade, Elo has worked with some of the largest plant biotechnology companies to edit gene targets and develop potential product candidates in a variety of crop plants. By combining the power of the ARCUS technology platform with target discovery, transformation and high throughput trait evaluation, Elo has enabling our partners to potentially address critical issues in food and agriculture created by climate change and dramatic shifts in consumer preference toward healthier eating. Elo’s collaboration-driven business model enables Elo to remain capital efficient throughout the product development cycle while generating revenue through various revenue-sharing models. Elo achieved proof of concept with its ZeroMelonTM watermelon-based sweetener program and advanced the program to greenhouse trials. This program is intended to leverage ARCUS to develop a scalable low-calorie sweetener. As discussed above, Elo also entered into a Research, Development, and Commercialization Agreement with Dole. with the aim to co-develop banana varieties resistant to FOC TR4, utilizing proprietary computational biology workflows and the ARCUS genome editing platform. Elo’s ClimateSmart Chickpea program addresses the effect of climate change as a foundational trait for the plant-based protein industry. Edited chickpea plants were successfully created at a subsidiary of Elo in Australia in collaboration with the Queensland University of Technology.  Genotypic and phenotypic screens are in progress.

Our Team

We believe that our team, whom we call Precisioneers, has among the deepest scientific experience and capabilities of all genome editing companies. Derek Jantz, Ph.D., our Chief Scientific Officer and a co-founder of Precision, and Jeff Smith, Ph.D., our Chief Technology Officer and also a co-founder of Precision, have been working with genome editing technology for more than 15 years. They are pioneers in the genome editing field and developed the ARCUS genome editing platform to address what they perceived as limitations in the existing genome editing technologies. Our Chief Executive Officer, Matthew Kane, also a co-founder of Precision, has almost 20 years’ experience in life sciences, most of which has been working in genome editing.

We have selectively expanded our team of Precisioneers to include individuals with extensive industry experience and expertise in the discovery, development and manufacture of cell and gene therapies and the creation of innovative solutions to myriad problems affecting food systems. As of December 31, 2020, our team of Precisioneers included more than 57 scientists with Ph.D. degrees.

We are a purpose-driven organization, and we have carefully promoted a culture that values innovation, accountability, respect, adaptability and perseverance. We strive to ensure that our open, collaborative culture empowers Precisioneers to be their best selves and do their best work. We strongly believe that our shared values will help our team navigate and overcome challenges we may experience as we pursue our mission of improving life through genome editing. Our culture has helped build a world-class team with industry-leading experience in genome editing and continually attracts new talent to further build our capabilities. Our team is a group of motivated individuals that value the opportunity to contribute their time and talents toward the pursuit of improving life. Precisioneers appreciate high-quality research and are moved by the opportunity to translate their work into treatments and solutions that will impact human health.

Our Strategy

We are dedicated to improving life. Our goal is to broadly translate the potential of genome editing into permanent genetic solutions for significant unmet needs. Our strategy to achieve this goal includes the following key elements:

•

Create a fully integrated genome editing company capable of delivering solutions that address unmet needs impacting human health. We believe that to be a leader in the field of genome editing and maximize the impact of our ARCUS genome editing platform, we must be able to control those elements of our business that may provide us with certain strategic advantages or operational efficiencies. We intend to continue to invest in comprehensive research, development, manufacturing and commercial capabilities that provide control and oversight of our product candidates from discovery through commercialization.

•

Capitalize on our emerging leadership position in allogeneic CAR T immunotherapies. We believe that we have developed the first allogeneic CAR T cell platform capable of producing drug product at scale, with a potentially optimal cell profile for therapeutic efficacy and true off-the-shelf delivery without the need for harsh and potentially toxic lymphodepletion. We have selected three validated CAR T cell targets that we believe offer the greatest chance of clinical success for our initial product candidates. Our CAR T platform is modular, which we believe will allow us to leverage proof-of-concept from our ongoing and planned initial human trials for multiple other CAR T programs. We believe the combination of these factors, along with our unique ARCUS technology, puts us in a differentiated position to be the leader in the development of allogeneic CAR T therapies.

•

Advance ARCUS-based in vivo gene correction programs into human clinical trials. In our preclinical studies, we observed the high-efficiency and tolerability of in vivo genome editing using ARCUS in a non-human primate model, as published in Nature Biotechnology in July 2018 and Molecular Therapy in February 2021. To our knowledge, we are the first company to complete this milestone, which we believe to be critical to successful in vivo genome editing therapeutic development. We have built on this early success by diligently advancing a diverse portfolio of preclinical in vivo gene correction programs through additional large animal studies, focusing initially on gene targets occurring in the liver and eye. As discussed above, in November 2020, we also announced a research collaboration and exclusive license agreement with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders, with an initial focus on DMD and two other undisclosed gene targets.

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

We believe that I-CreI has a number of attributes that make it attractive for the development of novel genome editing endonucleases, such as:

•

Specificity. Complex genome editing applications, especially those involving the human body, require a high level of endonuclease specificity to limit the likelihood that the endonuclease will recognize and edit any genetic sequence other than its intended target. Based on scientific literature, we believe that several attributes of I-CreI naturally inhibit off-target cutting. I-CreI.

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

Our ARCUS Genome Editing Platform

ARCUS is a collection of protein engineering methods that we developed specifically to re-program the DNA recognition properties of I-CreI. In nature, the I-CreI endonuclease recognizes and cuts a DNA sequence in the genome of algae. To apply I-CreI to genome editing in other cells or organisms, we must modify it to recognize and cut a different DNA sequence for each new application we pursue. Since the I-CreI endonuclease evolved to recognize its target sequence in the algae genome with a high degree of selectivity, as supported by scientific literature, it was necessary for us to develop sophisticated protein engineering methods to re-engineer I-CreI endonucleases to bind and cut a different DNA sequence. Using the ARCUS process, we create customized endonucleases for particular applications. We call these custom endonucleases “ARCUS nucleases.” Our process is proprietary and core components are claimed in an extensive international patent portfolio. Moreover, since the ARCUS process involves a sophisticated blend of protein engineering art and science, each ARCUS nuclease we create is novel and, we believe, patentable. As of December 31, 2020, we have obtained U.S. patents with claims directed to six ARCUS nucleases as compositions of matter, and currently claim over 290 ARCUS nucleases as compositions of matter in pending U.S. and foreign patent applications.

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

Our Allogeneic CAR T Immunotherapy Platform

We are leveraging the properties of ARCUS in an integrated platform for the development and large-scale production of off-the-shelf (allogeneic) CAR T cell immunotherapies. A key to the success of this platform is our proprietary, one-step method for modifying the genetics of T cells from a healthy donor to make them detect and kill cancer cells. This method allows us to produce allogeneic CAR T therapy candidates with a potentially optimal phenotype for clinical development and scaled manufacturing. We have demonstrated that our approach yields an allogeneic product with a high proportion of naïve and central memory CAR T cells, which are the T cell phenotypes that have previously correlated best with good clinical benefit and fewer adverse events compared with terminally differentiated effector T cells. Additionally, because these cells are derived from healthy donors and maintain the phenotypic characteristics described, it is our hypothesis that they will be more capable of controlled in vivo expansion and tumor killing without requiring harsh lymphodepletion regimens to be administered to the patient. As such, we believe that our allogeneic CAR T cell platform will greatly increase patient access to these cutting-edge treatments.

CAR T Cell Therapies

CAR T cell therapy is a form of cancer immunotherapy that uses a patient’s immune system to kill cancer cells. T cells are a component of the immune system that can distinguish pathogen-infected or tumor cells from healthy cells and kill them. Recognition of pathogen-infected cells or tumor cells occurs through a protein called a TCR, that is expressed on the surface of T cells. Tumor cells, however, have evolved numerous ways to evade TCR-mediated killing by T cells. In CAR T cell therapy, T cells are engineered ex vivo to express a protein called a chimeric antigen receptor, or CAR, that recognizes specific tumor cell surface targets and allows the T cells to function independently of the TCR, thus circumventing tumor cells’ evasion of the TCR. CAR T cell therapy has been shown in clinical trials to be an effective treatment for patients who have not responded to traditional cancer treatments, and there are now two FDA approved CAR T cell products available to treat certain types of leukemia and lymphoma.

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

Our Approach to Allogeneic CAR T Cells

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

One-step engineered allogeneic CAR T cells

We believe that our one-step engineering approach, and the differentiated attributes of the ARCUS nuclease used to implement it, will overcome many of the critical challenges associated with allogeneic CAR T cell production as follows:

•

T cell phenotype. According to scientific literature, T cell phenotype has a profound impact on the efficacy of CAR T cell therapy. Specifically, “young” CAR T cells with naïve and central memory phenotypes have been observed to undergo the most robust expansion following administration, which leads to a therapeutic effect. Therefore, we have established a T cell platform that is designed to maximize the percentage of cells with these ideal phenotypes. Our process starts with carefully screening donors to identify individuals with high percentages of naïve or central memory T cells and a ratio of CD4:CD8 T cells that we believe should yield the most potent cell product. To this end, we have developed our own set of analytics for screening candidate donors and have put significant effort into identifying individuals with the desired T cell profiles. We then use proprietary growth strategies and media to maintain naïve and central memory T cell phenotypes throughout the CAR T manufacturing process. We believe this is of paramount importance for an optimized CAR T therapy. Importantly, our one-step genome editing approach avoids making multiple breaks to the T cell’s DNA and also contributes to minimizing cell processing time, which helps prevent the CAR T cells from differentiating during the process. We believe our 10-day allogeneic manufacturing process is the shortest established process in the industry. The figure below shows results from seven full-scale manufacturing campaigns, each of which produced a cGMP batch of PBCAR0191 with desired product specifications.

The figure below shows phenotype data from PBCAR0191 CAR T cells that were produced as drug product for our ongoing Phase 1/2a clinical trial in adult patients with R/R NHL and R/R B-ALL. The drug product comprises naïve (TN/SCM) and central memory (TCM) T cells.

APC
$T_{N/SCM}$
T_{CM}
T_{EM}
T_{EFF}
Proliferate
Kill
% CAR+ Cells
40
30
20
10
0
$T_{N/SCM}$
T_{CM}
T_{EM}
T_{EFF}
CD4 : CD8
2.2 : 1
Data from PBCAR0191
clinical trial drug product

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

•

Scalability. To realize the potential benefits of allogeneic CAR T cell therapy, it will be important to manufacture as many cells as possible in each batch in accordance with cGMP. Scaling efficiently requires scale-up at every step in the process and, as with all drug manufacturing, process development takes significant time and capital. In July 2019, we opened our

Manufacturing Center for Advanced Therapeutics (“MCAT”) facility, which we believe is the first in-house cGMP compliant manufacturing facility dedicated to genome-edited, off-the-shelf CAR T cell therapy product candidates in the United States. We made the decision early in the development of our CAR T cell platform to invest in process development and manufacturing rather than initiating clinical trials with a process that would not fully support development and commercialization. We did this, in part, because we believed that several attributes of ARCUS, such as high specificity and high knock-in efficiency, would allow us to scale manufacturing more effectively than our competitors. As a consequence of our early investment and the one-step editing method enabled by ARCUS, we have scaled our manufacturing process today, adding in-house capabilities through the opening of our MCAT facility. During 2020, we completed technology transfer of PBCAR0191 and PBCAR20A to MCAT, as well as manufactured the first batch and clinical trial material for PBCAR269A and produced clinical trial material for PBCAR19B stealth cell.

Key features of Precision’s allogeneic CAR T platform

Preventing CAR T Cell Rejection

A patient’s immune system is expected to recognize allogeneic CAR T cells as foreign and destroy or reject the cells. This rejection could limit the efficacy of the CAR T therapy if the cells do not persist long enough in the patient to eradicate the tumor. Patients who receive CAR T therapy are typically preconditioned prior to being given the cell therapy using lymphodepleting drugs such as cyclophosphamide or fludarabine, which suppress the immune system of the patient. We believe that the degree of preconditioning can be modified by adjusting the doses of the cyclophosphamide or fludarabine to prevent CAR T cell rejection by patients who receive our treatments due to our unique approach to producing CAR T cells. Our CAR T production process preserves T cell phenotypes that we believe are highly expansile in vivo and therefore do not require an aggressive lymphodepletion regime to survive and proliferate in the body.

We expect to begin the Phase 1 study of PBCAR19B, our next-generation, stealth cell, CD19 allogenic CAR T candidate for Non-Hodgkin Lymphoma by mid-2021. The stealth cell technology is a modified CAR T vector that is designed to suppress expression of a gene called beta-2-microglobulin, or B2M, in CAR T cells using a short-hairpin RNA, or shRNA, and enable expression of a transgenic HLA-E molecule on the cell surface. B2M is a component of the major histocompatibility complex type 1 (“MHC-I”), a cell surface receptor which enables alloreactive T cell recognition and activation. Suppression of B2M expression leads to reduced cell-surface expression of major histocompatibility complex components HLA-A, HLA-B, and HLA-C. In preclinical studies, we and others have observed that suppression or elimination of B2M reduces the rejection of CAR T cells by alloreactive T cells from an unrelated individual. However, we have found that reduction of cell-surface HLA-A, HLA-B, and HLA-C expression provokes rejection of the CAR T cells by an alternative immune cell called natural killer, or NK cells. Decreased expression of HLA-A, HLA-B, and HLA-C therefore necessitates an additional modification to enable overexpression of HLA-E, a non-classical MHC -I that inhibits cytotoxic killing by NK cells by interacting with inhibitory receptors on the NK cell surface (Gornalusse et al, 2017; Lanza et al, 2019). Thus, the “stealth cell” is designed to avoid rejection by both alloreactive cytotoxic T cells and NK cells, which we believe has the potential to increase the ability of these cells to expand, persist, and mediate anti-tumor activity in unrelated recipients as summarized in the figure below.

Pre-clinical studies showed anti-CD19 stealth CAR T cells resisted rejection by allo-reactive
T cells and NKs in mixed-lymphocyte reactions

Our Allogeneic CAR T Immunotherapy Pipeline

1 In partnership with Servier.

2 In combination with gamma secretase inhibitor from SpringWorks Therapeutics.

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

The first four product candidates in our allogeneic CAR T cell development pipeline are:

•

PBCAR0191. We are developing PBCAR0191, an allogeneic anti-CD19 CAR T cell product candidate for the treatment of adult R/R NHL and adult R/R B-cell precursor ALL. CD19 is a protein that is expressed on the surface of B cells and is a well-validated target for CAR T cell therapy. The three currently marketed autologous CAR T cell therapy products also target CD19. In February 2016, we entered into the Servier Agreement, pursuant to which we have agreed to develop allogeneic CAR T cell therapies for CD19.

We are currently evaluating patients in a Phase 1/2a clinical trial of PBCAR0191 in adult patients with R/R NHL or R/R B-cell precursor ALL, the trial design of which is shown in the figure below. The primary objective of this trial is to evaluate the safety and tolerability of PBCAR0191, as well as to determine the maximum tolerated dose. Secondary objectives include evaluating the anti-tumor activity of PBCAR0191. We are also evaluating the expansion, trafficking and persistence of PBCAR0191 in this trial. NHL and ALL cohorts are evaluated independently. The base trial design included up to three dose levels: 3.0 x 105 cells/kg, 1.0 x 106 cells/kg and 3.0 x 106 cells/kg. Recently, we have added higher dose levels in flat doses (DL4b: 500 x 106 cells and DL5: 750 x 106 cells). Patients will be further evaluated for a follow-up period of 11 months. Additionally, alternative lymphodepletion regimens, including enhanced doses of fludarabine and cyclophosphamide, are also being explored. Finally, repeat dosing after initial response and progression and scheduled repeat dosing, both with repeat lymphodepletion, are also being explored. The trial is being conducted at the multiple sites around the United States. A listing of these sites can be found at https://clinicaltrials.gov/ct2/show/NCT03666000.

Updated Interim Data from Phase 1/2a Trial of PBCAR0191 in R/R NHL and R/R B-ALL

In December 2020, we reported updated interim data from our ongoing Phase 1/2a clinical trial of PBCAR0191. As of the November 16, 2020 cutoff, 27 patients including 16 patients with R/R NHL and 11 patients with R/R B-ALL had been enrolled and evaluated. For this study, in which patients received either sLD or eLD, response rates across R/R NHL and R/R B-ALL patient cohorts were as follows:

•	83% objective response rate (“ORR”) at day 28 or later for patients across NHL (n=4) and B-ALL (n=2) who received PBCAR0191 when coupled with eLD.
•	At day 28 or later, 75% (3/4) of NHL patients who received PBCAR0191 with eLD achieved a complete response (“CR”). Meanwhile, 33% of NHL patients (n=9) across DL2 and DL3 using sLD achieved a CR.
•	The longest demonstrated response was > 11 months in a B-ALL patient at DL2.

Response Rates at Day ≥28	NHL (n=16)		B-ALL (n=11)
	ORR	CR	ORR	CR
DL1 (3x10[5] cells) + sLD	67% (2/3)	0% (0/3)	-	-
DL2 (1x10[6] cells) + sLD	67% (2/3)	33% (1/3)	33% (1/3)	33% (1/3)
DL3 (3x10[6] cells) + sLD	50% (3/6)	33% (2/6)	25% (1/4)	25% (1/4)
DL4 (2 doses at 3x10[6] cells) + sLD	-	-	50% (1/2)	50% (1/2)
Enhanced LD Regimen	100% (4/4)	75% (3/4)	50% (1/2)	50% (1/2)

PBCAR0191, which incorporates our patented N6 co-stimulatory domain, demonstrated a clear dose dependent increase in peak cell expansion. Compared to sLD, patients undergoing eLD with PBCAR0191 at DL3 resulted in approximately 95-fold increase in peak cell expansion, and approximately 45-fold increase in area under the curve. This was associated with a higher CR rate in NHL (75%).

In this dose escalation and dose expansion study, PBCAR0191 had an acceptable safety profile with no cases of graft versus host disease, no cases of Grade ≥ 3 cytokine release syndrome, and no cases of Grade ≥ 3 immune effector cell neurotoxicity.

One NHL patient who was treated with PBCAR0191 and eLD had previously received nine prior lines of therapy before entering the trial. The patient presented with persistent cytopenias at baseline and a history of infections, including bacterial sepsis. The patient had an episode of sepsis at day 27 which appeared to have resolved at day 33, following which a partial response was achieved at day 34. Unfortunately, the patient died at day 42 with grade 5 sepsis. We reported the serious adverse event to the FDA and reported the patient death.

We are enrolling additional patients with eLD and plan to present updated interim data on this study by mid-2021.

Additionally, the FDA has accepted our IND application for PBCAR19B, our next-generation, stealth cell, CD19 allogeneic CAR T candidate for Non-Hodgkin Lymphoma, and we expect to begin the Phase 1 study by mid-2021. In preclinical studies, PBCAR19B has been shown to delay both T cell and natural killer cell mediated allogeneic rejection in vitro and may improve the persistence of allogeneic CAR T cells in recipients after infusion.

PBCAR20A. Our second allogeneic CAR T therapy candidate is PBCAR20A, an allogeneic anti-CD20 CAR T cell product candidate for the treatment of NHL, including chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL. Like CD19, CD20 is a protein expressed on the surface of B cells. It is a validated target for cancer treatment and several CD20-targeted therapies, such as the monoclonal antibody Rituxan, have long histories of clinical and commercial success. In April 2020, we commenced patient dosing in a Phase 1/2a clinical trial of PBCAR20A. The trial will include patients with NHL, of which a subset will have the diagnosis of mantle cell lymphoma, or MCL. We have received orphan drug designation for the treatment of MCL.

In our Phase 1/2a clinical trial, the primary objective is to evaluate the safety and tolerability of PBCAR20A, as well as to determine the maximum tolerated dose. Secondary objectives will include evaluating the anti-tumor activity of PBCAR20A. We also plan to evaluate the expansion, trafficking and persistence of PBCAR20A in this trial. Based on the safety profile observed to date with PBCAR0191, the FDA allowed us to commence dosing with PBCAR20A directly at 1 x 106 cells/kg. The study has continued to dose escalate through dose level two (3 x 106 cells/kg), and in February 2021, we commenced patient dosing at dose level 3 (480 x 106 cell fixed dose) with a max dose of 6 x 106 cells/kg. We expect to report interim data for the PBCAR20A study in 2021.

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

In June 2020, we commenced a Phase 1/2a open-label, multi-center, dose-escalation clinical trial in patients with R/R multiple myeloma. In this trial, the primary objective will be to evaluate the safety and tolerability of PBCAR269A, as well as to determine the maximum tolerated dose. Secondary objectives will include evaluating the anti-tumor activity of PBCAR269A. We also plan to evaluate the expansion, trafficking and persistence of PBCAR269A in this trial. We expect to investigate up to three dose levels: 6.0 x 105 cells/kg, 2.0 x 106 cells/kg and 6.0 x 106 cells/kg and we expect to report interim data on the PBCAR269A trial in 2021.

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

1 In partnership with Lilly

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

Due to the demands of in vivo editing, we are taking a highly disciplined approach to managing our project portfolio that emphasizes studies in large animals, using both viral and non-viral delivery technologies. Thus, we are generating a large animal dataset that, we believe, is the most comprehensive of any in the field. Our two most advanced programs in this area are focused on PH1 which we wholly own and DMD in partnership with Lilly.

Treatment of Genetic Disease

Genetic diseases are caused by errors in the DNA that lead to dysfunction of a cell or tissue. While the underlying cause of a particular genetic disease can often be complex and variable, DNA errors generally fall into two categories: loss-of-function or gain-of-function. Genetic diseases are most frequently caused by loss-of-function errors in which a particular gene is mutated at the DNA level in such a way that it is either non-functional or less functional than it should be. In these cases, treating the disease requires adding the function that the cell or tissue is otherwise lacking. Gain of function genetic disorders are the result of DNA errors that cause a gene to acquire a new, harmful function that leads to disease. In these cases, it is necessary to remove the unwanted function to treat the disorder.

Genetic disease is a very active area of therapeutic development, and the therapies that are available or in development are, to a large extent, as variable and specialized as the diseases themselves. There are, however, gene therapy platform approaches that are being broadly applied to the treatment of multiple genetic disorders. For the treatment of loss-of-function diseases, AAV-based gene therapy can often be an effective treatment. AAV is a non-integrating virus that can be used to deliver DNA to a wide range of different cell types in a patient. The virus can be engineered to deliver a functional copy of a gene that is otherwise missing or under-performing in the cell. This approach can, in some cases, restore normal function to the cell and alleviate the symptoms of the disease.

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

•

Efficiency. Genome editing efficiency is a critical parameter for in vivo therapeutic efficacy because the requisite edit must be achieved in a sufficient number of cells to have therapeutic benefit. Efficiency is best measured in vivo in animals because it is affected by multiple parameters including delivery, endonuclease activity and the accessibility of the DNA target site in the organism. Moreover, we believe that only large animals such as NHPs accurately model these different parameters and are representative of the human condition. As such, we have placed significant emphasis on large animal studies and have demonstrated, we believe, therapeutic levels of editing efficiency using ARCUS in the most relevant models. This gives us greater confidence that ARCUS will translate from the lab bench to the clinic.

The potential of ARCUS for in vivo genome editing is highlighted in a July 2018 publication in Nature Biotechnology that describes a research project performed as part of a sponsored research collaboration between our company with Dr. Jim Wilson and the Gene Therapy Program at the University of Pennsylvania. Co-authors of the publication include Derek Jantz and Jeff Smith, two of our co-founders. This publication is, to our knowledge, the first peer-reviewed publication of in vivo genome editing data in NHPs. We reported well-tolerated, long-term, high-efficiency editing of the PCSK9 gene in NHPs using ARCUS. A single IV administration of an AAV vector encoding a PCSK9-specific ARCUS nuclease was able to efficiently knock out the gene in the livers of Rhesus macaques, a species of monkey. Importantly, even at the highest dose the treatment was observed to be well tolerated in the study.

As published in Molecular Therapy in February 2021, we have continued to monitor the NHPs for more than three years and have continued to show a sustained reduction in LDL cholesterol levels while maintaining stable gene editing without any obvious adverse effects.  After the one-time vector administration more than three years ago, NHPs treated with ARCUS have experienced stable reductions of up to 85% in PCSK9 protein levels and a 56% reduction of LDL cholesterol levels.

PCSK9 and LDL Serum Levels

We believe that establishing collaborations with other groups that have additive domain expertise and access to the most relevant animal models will be important to advancing our in vivo gene correction platform, and we have entered into a number of collaborations and licensing agreements with third parties to help us advance our in vivo editing portfolio.

Primary Hyperoxaluria Type 1 (PH1) Program

We plan to advance a program designed to target the rare genetic disease PH1 as our lead wholly owned in vivo gene correction program. PH1 affects approximately 1-3 people per million in the United States and is caused by loss of function mutations in the AGXT gene. This gene encodes an enzyme which is involved in the production of the amino acid glycine in the liver. In patients with PH1 who lack this enzyme, crystals of calcium oxalate form in the kidneys leading to painful kidney stones which may ultimately lead to renal failure. Approximately 40% of PH1 patients are found to have already progressed to end stage renal disease at the point of diagnosis, requiring a combined liver-kidney transplant.

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

In preclinical studies we have demonstrated that ARCUS efficiently knocked out the HAO1 gene in NHPs. We have also demonstrated in a mouse model of PH1 that administration of an ARCUS nuclease targeting HAO1 resulted in approximately 70% reduction in urine calcium oxalate levels. We have also demonstrated that ARCUS efficiently reduced HAO1 mRNA levels by greater than 90% in the liver of NHPs. Pre-clinical research has continued to progress, and we expect to provide an update on this program in the first half of 2021.

Manufacturing

We believe that we have strong internal scientific process development and manufacturing capabilities, including our MCAT, an in-house cGMP compliant manufacturing facility supporting our therapeutic product development platforms which we opened in 2019. We believe that MCAT is the first in-house cGMP compliant manufacturing facility in the United States dedicated to genome-edited, off-the-shelf CAR T cell therapy products. We believe that having internal manufacturing capacity and expertise is a competitive advantage that enables enhanced control over process development timelines, costs and intellectual property.

We have leased over 33,800 square feet of space for our MCAT facility at a location approximately seven miles from our headquarters in Durham, North Carolina. We have four cleanroom production suites for CAR T cell, mRNA and AAV production for process development for our allogeneic CAR T immunotherapy platform. Our manufacturing facility leverages single-use, disposable, closed-system operations aligned to our technology platforms to ensure both flexibility and cost effectiveness. The initial scope is creating clinical trial material for certain of our planned clinical trials. In the longer term, we believe MCAT has the potential to be a commercial launch facility. During 2020, we completed tech transfer of PBCAR0191 and PBCAR20A to MCAT, as well as manufactured the first batch and clinical trial material for PBCAR269A and produced clinical trial material for PBCAR19B stealth cell.

We currently contract with third parties for the manufacturing of materials used in the production of our product candidates. To date, our third-party manufacturers have met our manufacturing requirements. We believe that there are alternate sources of supply that can satisfy our requirements.

The manufacturing process for our allogeneic CAR T immunotherapy platform utilizes a one-step cell engineering method in which a CAR gene is targeted directly into the TRAC locus. We believe this approach greatly streamlines the manufacturing process and have entered into a license agreement with a principal supplier for research and clinical licensed technology used in such process. Commercial raw materials and reagents for this production are readily available. Our manufacturing strategy for our in vivo gene correction platform and our food platform is to internally control process development and manufacturing to safeguard the proprietary nature of our technology and facilitate our ability to function as an integrated life sciences company.

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

Elo’s Technology Platform

At the core of our food platform is our ARCUS editing technology. We are one of the first to apply genome editing technology to crop plants and we believe we have the most in-depth experience in crop genome editing in the industry. Over the last decade, we have developed highly efficient methods to improve delivery and functionality of ARCUS nucleases in plants to edit DNA. These nucleases have been successfully validated in collaborative projects with major food and agriculture companies like Dole, Cargill, BASF, Bayer CropScience and DuPont Pioneer Hi-bred. Importantly, ARCUS can be used to create small deletions or insertions in plants using a non-plant pest- or pathogen-based delivery approach. As such, we believe that many of the food and agriculture product candidates we may develop have the potential to obtain nonregulated status in the United States and other territories and thereby avoid GMO labels. This aspect of the technology platform is critical to food producers, particularly as they respond to consumer demands for healthier products. In addition to ARCUS, Elo’s in-house capabilities include:

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

Fusarium wilt resistant banana varieties (in collaboration with Dole Food Company)

Fusarium wilt, caused by the Tropical Race 4 (TR4) strain of a plant pathogenic fungus called Fusarium, is a fast-spreading pandemic threatening the continued cultivation of the world’s most popular fruit in a $25 billion banana industry. The disease was detected in Colombia in August 2019 and is expected to spread throughout Latin America.

Through our collaboration agreement with Dole, Elo intends to use its proprietary suite of tools, including cutting-edge knowledge mining platform, gene discovery pipeline, trait validation workflows, and end-to-end expertise in translational agriculture, in combination with its proprietary homing endonuclease-based genome editing platform to develop potential TR4-resistant banana varieties in this important clonally propagated crop.

Plant-Based Proteins

In 2018, we launched Elo Life Systems Australia, a subsidiary of Elo that will support research programs in Australia. Elo Life Systems Australia’s primary focus is developing climate-resilient legumes with improved protein and nutritional profiles, starting with chickpea. Multiple edited events in chickpeas have been generated and are being screened in the laboratory. Through this program, we aim for the resulting products to make a significant contribution towards the increasing demand for sustainable plant-based proteins as a healthful alternative to animal protein.

License and Collaboration Agreements

Eli Lilly and Company

In November 2020, we entered into a research collaboration and exclusive license agreement (the “Development and License Agreement”) with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated DMD and two gene targets for other genetic disorders, and has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement (the “Nomination Period”). Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

In January 2021, we and Lilly closed the Development and License Agreement following clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In connection with the closing, we received an upfront cash payment of $100.0 million as well as $35.0 million from Lilly’s purchase of 3,762,190 newly issued shares of our common stock pursuant to a stock purchase agreement as described below (the “Stock Purchase Agreement”). These cash receipts are not included in the cash and cash equivalents portion of the audited consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. We will also be eligible to receive milestone payments of up to an aggregate of $420 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, we will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product.

We have the right to elect to co-fund the clinical development of one licensed product, which may be selected from among the third or any subsequent licensed products to reach IND filing. If we elect to co-fund such licensed product, we would reimburse Lilly for a portion of the clinical development expenses for such product and, in exchange, each royalty tier with respect to net sales of such licensed product would be increased by a low single digit percentage. During the term of the Development and License Agreement, we may not (and may not license or collaborate with any third party to) research, develop, or commercialize any in vivo gene editing product directed against any gene targets that have been nominated and are subject to the Development and License Agreement.

Unless earlier terminated, the Development and License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. Lilly has the right to terminate the Development and License Agreement for convenience by providing advance notice to us. Either party may terminate the Development and License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the agreement or (ii) due to a challenge to its patents brought by the other party.

Servier

In February 2016, as further described above, we entered into the Servier Agreement. Pursuant to this Servier Agreement, we have agreed to develop allogeneic chimeric antigen receptor T cell therapies for five unique antigen targets. Servier selected one target at the Servier Agreement’s inception and, during 2020, selected two additional hematological cancer targets beyond CD19 and two new solid tumor targets. With the addition of these new targets, we received development milestone payments in 2020 and may be eligible to receive additional development milestone payments in 2021. Upon selection of an antigen target, we perform early-stage research and development on individual T cell modifications for the selected target, develop the resulting therapeutic product candidates through Phase 1 clinical trials and manufacture clinical trial material for use in Phase 2 clinical trials.

We received an upfront payment of $105.0 million under the Servier Agreement in 2016. At Phase 2 readiness for any product candidate covered by the Servier Agreement, Servier may exercise a commercial option to proceed with development and commercialization of the product candidate. Following the exercise of any such commercial option, Servier must use commercially reasonable efforts to develop and commercialize the product candidate. We have the ability to receive total payments, including the upfront payment, option fees and milestone payments, in the aggregate across all five targets of up to approximately $1.4 billion. This includes up to $1.3 billion in milestone payments, consisting of up to $329.3 million in development milestone payments and up to $925.0 million in commercial milestone payments. We are also entitled to receive tiered royalties ranging from the mid-single digit percentages to sub-teen percentages on worldwide net sales of any products developed under the Servier Agreement, subject to customary potential reductions. Servier’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis upon the latest of (1) the expiration of the last to expire valid claim of all Precision patents covering a licensed product, (2) expiration of all regulatory exclusivity with respect to a licensed product in the applicable country of sale, and (3) the expiration of 10 years following the first commercial sale of such licensed product in such country. We also have the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States, subject to our payment of an option fee, which is exercisable after Servier’s commercial option exercise. So long as Servier holds a commercial license with respect to any particular licensed product, we may not develop, manufacture or commercialize any engineered human CAR T cells for use in humans directed to the same antigen target as the target of that licensed product.

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

Duke University

In April 2006, we entered into the Duke License, pursuant to which Duke University (“Duke”) granted us an exclusive (subject to certain non-commercial rights reserved by Duke), sublicensable, worldwide license under certain patents related to certain meganucleases and methods of making such meganucleases owned by Duke to develop, manufacture, use and commercialize products and processes that are covered by such patents, in all fields and in all applications. The patents that we license pursuant to the Duke License have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. See Part I, Item 1A. “Risk Factors— Risks Related to Intellectual Property—Some of our in‑licensed intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.”

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

We closed the transactions under the Lilly Agreement on January 6, 2021 following receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, as a result we are required to make $3.0 million in payments under the Duke License in 2021, net of any outstanding credits. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Lilly Agreement.

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

Competition

As a diversified life sciences company, we compete in multiple different fields. The biotechnology, pharmaceutical and agricultural biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. We principally compete with others developing and utilizing genome editing technology in the human health and plant sciences sectors, including companies such as Allogene Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Caribou Biosciences, Inc., Cellectis S.A., CRISPR Therapeutics, AG, Dicerna Pharmaceuticals, Inc., Editas Medicine, Inc., Intellia Therapeutics, Inc., Sangamo Therapeutics, Inc., and Beam Therapeutics, Inc.

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

Our patent portfolio consists of a combination of issued patents and pending patent applications that are owned by us or licensed by us from third parties. As of December 31, 2020, we have an exclusive license from Duke under 12 issued U.S. patents and one pending U.S. patent application. In addition, as of December 31, 2020, we own 26 issued U.S. patents, 27 pending non-provisional U.S. patent applications, and 13 pending Patent Cooperation Treaty (“PCT”) international patent applications. We also exclusively license from Duke or own many corresponding patents and patent applications outside the United States, as described below. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims, related to ARCUS. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.

ARCUS Platform Patent Families

We license one patent family from Duke and own three patent families that are directed to the core technologies employed in our ARCUS platform for nuclease design. Thus, each of our product candidates is protected by one or more patents in these families.

The first family, licensed from Duke, includes 12 issued U.S. patents, nine issued European patents, three issued Japanese patents, and one issued patent in each of Australia and Canada. This family also includes pending patent applications in each of the United States, Europe, Canada, and two pending patent applications in Japan. Patents in this family include claims directed to (1) recombinant meganucleases having altered cleavage specificity, altered heterodimer formation, and/or altered DNA binding affinity, (2) methods for cleaving target recognition sites in DNA using such meganucleases, and (3) methods for producing genetically modified eukaryotic cells using such meganucleases. Patents in this family have a standard expiration date of October 18, 2026, subject to potential extensions.

The second family, which we own, includes four issued U.S. patents, three issued patents in Europe, two issued patents in Japan, and one issued patent in Australia. This family also includes two pending patent applications in the United States, and pending patent applications in each of Europe, Japan and Australia. Patents in this family include claims directed to (1) recombinant single-chain meganucleases, and (2) methods for producing isolated genetically modified eukaryotic cells using such meganucleases. Patents in this family have a standard expiration date of October 31, 2028, subject to potential extensions.

The third family, which we own, includes three issued patents in the United States, and two issued patents in each of Europe and Australia. This family also includes two pending patent applications in the United States and one pending patent application in Europe. Patents in this family include claims directed to methods of cleaving DNA at specific four base pair sites using a recombinant meganuclease. Patents in this family have a standard expiration date of July 14, 2029, subject to potential extensions.

The fourth family, which we own, includes a pending PCT international patent application. Patent applications in this family include claims directed to recombinant meganucleases engineered to cleave recognition sequences having specific four base pair sites. Patents in this family, if issued, will have a standard expiration date of May 7, 2040, subject to potential extensions.

Immunotherapy Patent Families

We own 19 patent families that are directed to immunotherapy, including CAR T cell therapies. Some of these are applicable to immunotherapies and/or CAR T cells directed to killing a variety of different types of infected or cancerous cells. Others are directed to specific indications in which cells expressing particular antigens are targeted, or methods of manufacturing immunotherapies. Each of our immunotherapy product candidates is protected by one or more patents in these families.

The first family includes nine issued U.S. patents, one issued patent in each of Europe and Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico and South Korea. Patents in this family include claims directed to (1) populations of genetically modified human T cells in which 20%-65% of the cells have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TCR alpha constant region (TRAC) gene, (2) methods for using such populations of genetically modified human T cells for cancer immunotherapy, (3) pharmaceutical compositions comprising such populations of genetically modified human T cells, (4) genetically modified human T cells which have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TRAC gene, (5) methods for using such genetically modified human T cells for cancer immunotherapy, and (6) pharmaceutical compositions comprising such genetically modified human T cells. Patents in this family have a standard expiration date of October 5, 2036, subject to potential extensions.

The second family includes one issued patent in each of the United States and Europe, pending patent applications in each of the United States, Europe, Hong Kong, Canada and Japan, and two pending patent applications in Australia. Patent applications in this family include claims directed to (1) first-generation recombinant meganucleases that cleave a target in the TRAC gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, and (4) methods of using such genetically modified eukaryotic cells for cancer immunotherapy. Patents in this family will have a standard expiration date of October 5, 2036, subject to potential extensions.

The third family includes a pending PCT international patent application, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Israel, Japan, Mexico, and South Korea. Patent applications in this family include claims directed to (1) second-generation engineered meganucleases that cleave a specific target in the TRAC gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) genetically modified eukaryotic cells or populations of cells prepared by such methods, (5) pharmaceutical compositions comprising such cells or populations of cells, and (6) methods of treating diseases using such cells, populations of cells or pharmaceutical compositions to treat diseases, including cancer immunotherapy. Patents in this family, if issued, will likely have a standard expiration date of April 11, 2039, subject to potential extensions.

The fourth family includes one issued patent in each of the United States and Europe, pending patent applications in Europe, Canada and Japan, and two pending patent applications in the United States and Australia. Patent applications in this family include claims directed to (1) nucleic acids encoding co-stimulatory domains having certain amino acid sequences, (2) recombinant DNA constructs and vectors comprising such nucleic acids, (3) nucleic acids and vectors encoding such recombinant meganucleases, (4) genetically modified cells comprising such nucleic acids, (5) methods for producing such genetically modified cells, (6) pharmaceutical compositions comprising such cells, and (7) methods of immunotherapy using such cells. Patents in this family have a standard expiration date of October 4, 2037, subject to potential extensions.

The fifth family includes pending patent applications in the United States and Europe. Patent applications in this family include claims directed to (1) methods of reducing cytotoxicity associated with DNA transfection in primary eukaryotic cells, (2) methods for increasing the number of gene-edited primary eukaryotic cells following DNA transfection, (3) methods for increasing gene editing frequency in primary eukaryotic cells following DNA transfection, (4) methods for increasing the number of primary eukaryotic cells comprising targeted insertion of an exogenous sequence of interest into the genome following DNA transfection, (5) methods for increasing insertion frequency of an exogenous sequence of interest into the genome in primary eukaryotic cells following DNA transfection, (6) methods for high throughput screening of primary human T cells expressing a CAR or exogenous TCR, (7) methods for high throughput screening of primary human T cells expressing a CAR or exogenous TCR, and (8) genetically modified primary eukaryotic cells produced by such methods. Patents in this family, if issued, will have a standard expiration date of April 30, 2038, subject to potential extensions.

The sixth family includes pending patent applications in Europe, Australia, Canada and Japan, and two pending patent applications in the United States. Patent applications in this family include claims directed to (1) recombinant meganucleases that recognize and cleave a recognition sequence within the human beta-2-microglobulin gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) populations of genetically modified eukaryotic cells in which 80% of the cells have reduced expression of an endogenous TCR and 80% of the cells have reduced expression of beta-2-microglobulin, (5) pharmaceutical compositions comprising such populations of genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for cancer immunotherapy. Patents in this family, if issued, will have a standard expiration date of December 22, 2036, subject to potential extensions.

The seventh family includes an issued patent in the United States, and pending patent applications in the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patent applications in this family include claims directed to (1) nucleic acids encoding an engineered antigen receptor (e.g., a CAR) and an inhibitory molecule (e.g., an RNA interfering with beta-2-microglobulin expression), (2) genetically modified eukaryotic cells comprising such nucleic acids, (3) methods for producing such genetically modified eukaryotic cells using such nucleic acids and an engineered nuclease that promotes insertion of such nucleic acids, (4) genetically modified eukaryotic cells expressing an engineered antigen receptor and having expression of beta-2-microglobulin or MHC Class I molecules reduced by 10%-95%, (5) pharmaceutical compositions comprising such genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for immunotherapy. Patents in this family have a standard expiration date of May 8, 2038, subject to potential extensions.

The eighth family includes pending patent applications in the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patent applications in this family include claims directed to (1) engineered meganucleases that recognize and cleave a recognition sequence in an upstream intron of the human TRAC gene, (2) nucleic acids and vectors encoding such engineered meganucleases, (3) methods for producing genetically modified T cells using such nucleic acids or vectors, (4) genetically modified T cells in which an exogenous sequence is inserted into an upstream intron of the human TRAC gene and endogenous TCR expression is reduced, (5) populations of such genetically modified T cells, (6) pharmaceutical compositions comprising such genetically modified T cells, and (7) methods of treating disease using such genetically modified T cells and pharmaceutical compositions, including cancer immunotherapy. Patents in this family, if issued, will have a standard expiration date of June 27, 2038, subject to potential extensions.

The ninth family includes pending patent applications in the United States and Europe. Patent applications in this family include claims directed to (1) nucleic acids and vectors encoding certain modified human epidermal growth factor receptor, or EGFRs, (2) genetically modified cells and populations of cells, including T cells and CAR T cells, expressing such modified EGFRs, (3) methods for producing such genetically modified cells using such nucleic acids or vectors encoding such modified EGFRs, (4) pharmaceutical compositions comprising such genetically modified cells, (5) methods for isolating such genetically modified cells, (6) methods of treating disease using such genetically modified cells and pharmaceutical compositions, including cancer immunotherapy, and (7) methods of depleting such genetically modified cells in a subject using anti-modified EGFR antibodies. Patents in this family, if issued, will likely have a standard expiration date of October 3, 2038, subject to potential extensions.

The tenth family includes a pending provisional patent application in the United States and a pending PCT international patent application. Patent applications in this family include claims directed to (1) methods for preparing genetically-modified immune cells, (2) populations of genetically-modified immune cells, (3) pharmaceutical compositions comprising such populations of genetically-modified immune cells, (4) methods of treating a disease using such populations of genetically-modified immune cells, (5) lipid nanoparticle compositions, and (6) kits for transfecting a eukaryotic cell with mRNA. Patents in this family, if issued, will have a standard expiration date of April 3, 2040, subject to potential extensions.

The eleventh family includes a pending provisional patent application in the United States, a pending PCT international patent application, and a pending non-provisional patent application in the United States. Patent applications in this family include claims directed to (1) a genetically-modified immune cell comprising in its genome a nucleic acid sequence encoding a microRNA-adapted shRNA, (2) a method for reducing the expression of an endogenous protein in an immune cell, (3) immune cells made by such methods, (4) populations of such immune cells, (5) pharmaceutical compositions comprising such populations of immune cells, and (6) methods of immunotherapy for treating a disease in a subject. Patents in this family, if issued, will have a standard expiration date of April 3, 2040, subject to potential extensions.

We own eight additional patent families that include pending provisional patent applications in the United States or pending PCT international patent applications that are directed to immunotherapies, including CAR T cell therapies, or to technologies that are useful for the manufacture of immunotherapies. We jointly own one patent family that includes a pending PCT international patent application directed to immunotherapies. We will determine in the future whether to pursue each of these applications.

In October 2020, we announced the U.S. Patent and Trademark Office’s PTAB issued judgements in our favor in two patent interference proceedings that challenged nine U.S. patents we owned. The patents, which issued in 2018, relate to allogeneic CAR T cells produced by inserting a gene encoding a CAR into the TRAC locus, as well as methods of using those cells for cancer immunotherapy. In the interference proceedings, a third party argued that it had invented the technology in 2012. The PTAB, however, found that the third-party patent application did not satisfy the written description requirement and rejected these claims while maintaining the claims in all nine of our patents.

Other Patent Families

We own three patent families directed to gene therapy for Hepatitis B virus. The  first family includes two issued patents in the United States, one issued patent in Japan, and pending patent applications in the United States, Europe, Japan, Canada, Australia, China, South Korea, Mexico, Israel, Colombia, Costa Rica, the Dominican Republic, Egypt, Eurasia, Guatemala, Hong Kong, Morocco, Malaysia, New Zealand, Nigeria, Panama, Peru, the Philippines, Saudi Arabia, South Africa, Thailand and Vietnam. Patents in this family will have a standard expiration date of October 13, 2037, subject to potential extensions. The second family includes a pending PCT international patent application and patent applications in the United States, Europe, Taiwan and the Gulf Cooperation Council. Patents in this family, if issued, will have a standard expiration date of April 11, 2039, or April 12, 2039, subject to potential extensions. The third family includes a pending PCT international patent application. Patents in this family, if issued, will have a standard expiration date of December 4, 2040, subject to potential extensions.

We own one patent family directed to engineered meganucleases and methods of treatment targeting the PCSK9 gene, which is associated with familial hypercholesterolemia. This family includes pending patent applications in the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, and South Korea. Patents in this family, if issued, will have a standard expiration date of April 20, 2038, subject to potential extensions.

We own two patent families directed to engineered meganucleases and methods of treatment targeting the rhodopsin gene, which is associated with retinitis pigmentosa. The first family includes two issued patents in the United States, one issued patent in Japan, pending patent applications in the United States, Europe, Canada and Japan, and two pending patent applications in Australia. Patents in this family will have a standard expiration date of September 8, 2036, subject to potential extensions. The second family includes two pending provisional patent application in the United States. Patents in this family, if issued, will likely have a standard expiration date of May 12, 2041, subject to potential extensions.

We own one patent family that is directed to engineered meganucleases and methods of treatment targeting the hydroxyacid oxidase 1 gene, which is associated with primary hyperoxaluria 1. This family includes a pending PCT international patent application. Patents in this family, if issued, will have a standard expiration date of December 20, 2039, subject to potential extensions.

We own two patent families that are directed to engineered meganucleases and methods of treatment targeting the Factor VIII gene, which is associated with Hemophilia A. The first family includes pending patent applications in the United States, Europe, Australia, Canada, and Japan. Patents in this family, if issued, will have a standard expiration date of May 3, 2037, subject to potential extensions. The second family includes pending patent applications in the United States and Europe. Patents in this family, if issued, will have a standard expiration date of November 1, 2038, subject to potential extensions.

We own one patent family directed to engineered meganucleases and methods of treatment targeting the ApoC3 gene, which is associated with diseases resulting from abnormal triglyceride synthesis. This family includes a pending provisional patent application in the United States. Patents in this family, if issued, will likely have a standard expiration date of August 11, 2041, subject to potential extensions.

We own one patent family directed to engineered meganucleases and methods of treatment targeting the transthyretin (TTR) gene, which is associated with TTR amyloidosis. This family includes a pending provisional patent applications in the United States. Patents in this family, if issued, will likely have a standard expiration date of August 21, 2041, subject to potential extensions.

We own two patent families directed to engineered meganucleases and methods of treatment targeting the dystrophin gene, which is associated with Duchenne Muscular Dystrophy. The first family includes an issued patent in Europe, pending patent applications in Europe, Australia, Canada and Japan, and two pending patent applications in the United States. Patents in this family will have a standard expiration date of March 12, 2035, subject to potential extensions. The second family includes a pending provisional patent application in the United States. Patent applications in this family, if issued, will likely have a standard expiration date of November 12, 2041.

We own one patent family directed to engineered meganucleases and methods of treatment targeting genomic trinucleotide repeats, which are associated with several trinucleotide repeat disorders. This family includes pending patent applications in the United States and Europe. Patents in this family, if issued, will have a standard expiration date of May 2, 2036, subject to potential extensions.

We license from Duke one patent family directed to engineered fusion proteins comprising engineered meganuclease domains and effector domains which may be useful in controlling gene expression. This patent family includes two pending patent applications in the United States. Patents in this family, if issued, will have a standard expiration date of October 18, 2026, subject to potential extensions.

We own one patent family directed to engineered meganucleases that target amplifiable genetic loci and may be useful in producing cells with amplified transgenes. This family includes two issued patents in Europe, one issued patent in the United States, and one pending patent application in each of the United States and Europe. Patents in this family will have a standard expiration date of June 1, 2032, subject to potential extensions.

We own two patent families directed to self-limiting viral vectors (e.g., AAV vectors) that encode engineered meganucleases which eliminate the vector after gene delivery. The first family includes an issued patent in the United States, and pending patent applications in the United States and Europe. Patents in this family will have a standard expiration date of June 20, 2036, subject to potential extensions. The second family includes one pending provisional patent application in the United States. Patents in this family, if issued, will likely have a standard expiration date of May 11, 2041, subject to potential extensions.

We own one patent family directed to compositions and methods for sequential stacking of nucleic acid sequences into a genomic locus. This family includes a pending PCT international patent application. Patents in this family, if issued, will have a standard expiration date of July 24, 2040, subject to potential extensions.

We own one patent family directed to eukaryotic cells comprising a modified transferrin gene that includes an exogenous nucleic acid sequence encoding a polypeptide of interest. This family includes a pending PCT international patent application. Patents in this family, if issued, will have a standard expiration date of January 10, 2040.

We own one patent family directed to methods for separation of empty and full AAV capsids during manufacturing. This family includes a pending provisional application in the United States. Patents in this family, if issued, will likely have a standard expiration date of February 6, 2041.

We own an issued patent in the United States directed to engineered meganucleases which target a genetic locus in maize and methods for genetically modifying that locus in maize. That patent has a standard expiration date of March 2, 2029, subject to potential extensions.

We own, through our Elo Life Systems subsidiary, one patent family directed to the modulation of endogenous mogroside pathway genes in watermelon and other cucurbits. This family includes a pending provisional patent application in the United States. Patents in this family, if issued, will likely have a standard expiration date of March 31, 2041, subject to potential extensions.

We own, through our Elo Life Systems subsidiary, one patent family directed to methods for producing vanilla plants with improved flavor and agronomic product. This family includes a pending provisional patent application in the United States. Patents in this family, if issued, will likely have a standard expiration date of October 23, 2041, subject to potential extensions.

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

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents or other intellectual property as an inventor or co-inventor. If we are required to and unable to obtain an exclusive license to any such third-party co-owners’ interest in such patent applications, such co-owners may be able to license their rights to other third parties, including our competitors. In addition, we may need the cooperation of any such co-owners to enforce any patents that issue from such patent applications against third parties, and such cooperation may not be provided to us. We or our licensors are subject to and may also become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions.

Our registered trademark portfolio currently contains four registered trademarks in the United States, including ARCUS, ARC nuclease, Elo Life Systems and Zeromelon. We also own registered trademarks for both ARCUS and ARC nuclease in Europe, China and Australia, and a registered trademark for ARCUS in Canada. We own a registered trademark for Elo Life Systems in Australia, and pending trademark application for Zeromelon in each of Australia, Brazil, Canada, China, Europe, Germany, India, Japan, Mexico, South Korea, and the United Kingdom. Additionally, we own pending trademark applications for Zerocanola, Precision Biotechnology and Climate-Smart in the United States, Australia, Brazil, Canada, China, Europe, Japan, and Mexico.

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
•

demonstration of successful, reproducible manufacture of clinical trial material produced in compliance with current Good Manufacturing Practices (cGMPs) and consistent with all release specifications for the product at initial manufacture and over time when stored under defined conditions;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin, and which must be properly maintained throughout the course of clinical development;
•	approval by an Investigational Review Board (“IRB”) or ethics committee, and additional scientific and biosafety review committees at each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials following protocols agreed to by FDA to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed commercial product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCPs; and

•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. A central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product according to the proposed clinical protocol including the proposed dose level(s). An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, for each site proposing to conduct the clinical trial an independent IRB must review and approve the plan for any clinical trial and the informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial user fee to FDA, and the sponsor of an approved BLA is also subject to an annual program fee. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the application also includes a non-orphan indication.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites involved in the pivotal studies submitted in the BLA to assure compliance with GCP.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”) if the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable. In the CRL, the FDA will outline the deficiencies in the BLA submission and often will request additional information or testing that the applicant might perform to place the BLA in condition for approval, including requests for additional information or clarification. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Note that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with the requirement that a Risk Evaluation and Mitigation Strategy (“REMS”) be established to ensure the benefits of the product outweigh its risks when used according to the approved label. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, required prescriber training, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase IV post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a fast track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted pending availability of FDA review resources for the expedited review and when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious disease or condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

In addition, the Food and Drug Administration Safety and Innovation Act, or the FDASIA, which was enacted and signed into law in 2012, established the breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program will gather the nonclinical and clinical data necessary for approval as efficiently as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient within the product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same active ingredient for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

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

Foreign Regulation

Medicinal products

Clinical trials. Clinical trials of medicinal products in the European Economic Area (“EEA”) (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein) must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization (“ICH”) guidelines on GCPs. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the EEA, it must appoint an entity within the EEA to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization (“CTA”), from the competent authority, and a positive opinion from an independent ethics committee. The application for a CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, clinical trial authorization applications must be submitted to the competent authority in each member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect in 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA applications must be notified to or approved by the relevant competent authorities and ethics committees. Investigational medicinal products used in clinical trials must be manufactured in accordance with the cGMPs specified in EudraLex, Volume 4, Annex 13 and certified by a Qualified Person before use. Other national and EEA-wide regulatory requirements may also apply.

Marketing authorizations. To market a medicinal product in the EEA, we must obtain a Marketing Authorization (“MA”). There are two types of MAs:

•

The Union MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as medicinal products derived from biotechnology processes, orphan designated medicinal products, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure, the maximum timeframe for the evaluation of an MA application is 210 days, excluding clock stops. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authority of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State.

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Priority medicines scheme. Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the so-called Priority Medicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S.  PRIME was launched in 2016 by the EMA to support the development and accelerate the review of new therapies to treat patients with unmet medical need. This voluntary scheme is based on enhanced interaction and early dialogue with developers of promising medicines, to optimize development plans and speed up evaluation so these medicines can reach patients earlier. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a therapeutic advantage over existing treatments or benefits patients without treatment options. Among the benefits of PRIME are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of an MA application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. Innovative medicines fulfilling a medical need may also benefit from different types of fast track approvals, such as a conditional marketing authorization or a marketing authorization under exceptional circumstances granted on the basis of less comprehensive clinical data than normally required (respectively in the likelihood that the sponsor will provide such data within an agreed timeframe or when comprehensive data cannot be obtained even after authorization).

Advanced therapy classification. Based on legislation adopted in 2007, the EMA established an additional regulatory designation for products classified as an advanced therapy medicinal product (“ATMP”). The ATMP designation offers sponsors a variety of benefits similar to those associated with the PRIME scheme, including scientific and regulatory guidance, additional opportunities for dialogue with regulators, and presubmission review and certification of the CMC and nonclinical data proposed for submission in a forthcoming MA applications for micro-,small-, or medium-sized enterprises. To qualify for this designation, product candidates intended for human use must be based on gene therapy, somatic cell therapy, or tissue engineered therapy.

Data and marketing exclusivity. In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Pediatric development. In the EEA, MA applications for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“ PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all member states of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of authorization) or, in the case of orphan products, a two year extension of the orphan market exclusivity.

Orphan drug designation. In the EEA, a medicinal product can be designated as an orphan drug if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either (a) such condition affects not more than five in ten thousand persons in the EU when the application is made, or (b) without incentives, it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

In the EEA, an application for designation as an orphan product can be made any time prior to the filing of a MA application.

MA for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, the EMA or the member state competent authorities, cannot accept another application for a MA, or grant a MA, for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for medicines that have also complied with an agreed PIP.

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

Medicinal products designated as orphan drugs are eligible for incentives made available by the EU and its Member States to support research into, and the development and availability of, orphan drugs. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Genetically Modified Food Products

In the EEA food products are generally governed by Regulation (EC) No 178/2002 laying down the general principles and requirements of food law as well as the procedures in matters of food safety and establishing the European Food Safety Authority (“EFSA”). Food business operators are regulated by, among other authorities, the European Commission and EFSA, and national food safety authorities in EEA countries. In addition, food additives (such as substances preserving, coloring or sweetening food) are specifically regulated by Regulation (EC) No 1333/2008, which sets the conditions of use and labeling requirements for additives, and Commission Regulation (EU) No 234/2011, which establishes a common authorization procedure for food improvement agents (including food additives). To be used on the EEA market, additives must be safe and authorized by the European Commission for that purpose. EFSA and/or the Scientific Committee on Food assess the safety of food additives. Authorized additives and their conditions of use are listed in a European list. For some categories of food additives, additional requirements may apply.

A genetically modified organism (“GMO”) is an organism, with the exception of human beings, in which the genetic material has been altered in a way that does not occur naturally by mating and/or natural recombination. In July 2018, the Court of Justice of the European Union (“CJEU”) clarified in its ruling C-528/16 that organisms from new mutagenesis techniques also fall within the scope of the European GMO legislation. Food which contains or consists of such GMOs, or is produced from GMOs, is called genetically modified food, and is regulated by a number of specific EU and national regulations. In particular, Regulation (EC) No. 1829/2003 on genetically modified food and feed (complemented by Commission Implementing Regulation (EU) No 503/2013) and Directive 2001/18/EC on the deliberate release of GMOs into the environment (as amended by Commission Directive (EU) 2018/350) provide that both the cultivation of GMOs and the use of GMOs in food, feed and derived products in the EEA are subject to prior authorizations. Authorizations for these respective activities are granted by the national competent authorities of EEA countries following a thorough risk assessment (of the risks the GMO may present to the environment, human health and animal safety) by EFSA. Authorizations are valid throughout the EEA, for a maximum of 10 years, and are renewable. In accordance with Directive (EU) 2015/412 individual countries may further restrict or prohibit GMO cultivation on their territory. The European Commission holds and maintains a register of genetically modified food and feed which is available to the general public.

GMO operators must also comply with traceability and labeling requirements as notably provided for in Regulation (EC) No 1830/2003. All operators, such as farmers or food and feed producers, which introduce such products in the supply chain or purchase such products, must be able to identify their supplier and the companies to which the products have been delivered. Operators must provide their customers with an indication that the product – or certain ingredients – contains, consists of, or is obtained from GMOs, and information on the unique identifier(s) for these GMOs. Operators must keep a record for a five year period after every transaction.  In addition, subject to an exception of a proportion no higher than 0.9 percent of the food/feed ingredients considered individually, the list of ingredients on the labeling of pre-packed genetically modified food/feed products must indicate “genetically modified” or “produced from genetically modified [name of the organism].” For products without packaging, this information must be clearly displayed in close proximity to the product.

Specific post-authorization requirements apply. For instance, GMO operators must implement and regularly report on a post-market environmental monitoring plan, including general surveillance for unanticipated adverse effects and case-specific monitoring to detect direct and indirect effects which have been identified in the environmental risk assessment. In addition, post-market monitoring plans may be requested in specific cases to ensure that the conditions of use are duly applied and to monitor the consumption of the product. Further to Regulation (EU) 2017/625, GMOs are subject to official controls by EEA countries for the deliberate release of GMOs in the EEA and the presence of GMOs and/or genetically modified material in food, feed and seeds at import stage and on the EEA market. Official controls, which may consist of audits and inspections, verify the absence of unauthorized GMOs and genetically modified material on the EEA market and check proper traceability and labeling.

Transboundary movements of GMOs are regulated by Regulation (EC) 1946/2003 which transposes the Cartagena Protocol on Biosafety into EU law. The Regulation obliges countries to take legal, administrative and other measures to implement their commitments under the Protocol, and in particular addresses GMOs exports, requiring a notification to importing parties, information to the Biosafety Clearing House as well as other identification and accompanying documentation.

Even though EU regulations are directly applicable in all EU Member States and – when specified – in Iceland, Liechtenstein and Norway, additional national laws, regulations, implementing rules and guidelines on specific aspects may impose further requirements on GMOs operators.

GMOs and modern biotechnologies are under scrutiny in the EEA. As a variety of new techniques, based on advances in biotechnology, has been developed in the last decade, the European Commission follows these developments to strike a balance between innovation in the food and agricultural sector while maintaining high safety standards. In November 2019, the Council of the European Union requested the European Commission to provide a study on new genomic techniques, the results of which are expected by April 30, 2021.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation under various federal and state healthcare laws including, among others, the federal Anti-Kickback Statute, the federal False Claims Act and HIPAA. Similar laws exist in foreign jurisdictions including the EEA, as well.

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

Moreover, analogous state and non-U.S. laws and regulations may apply to our activities, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves, state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, state and local laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information, and state and local laws which require the registration of pharmaceutical sales representatives.

Efforts to ensure that current and future business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. If a business is found to be in violation of any of these or any other health regulatory laws that may apply to it, it may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.

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

In the EEA, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member States are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the legislation enacted on December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the TCJA, repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it remains unclear when or how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Finally, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. How the incoming Biden Administration chooses to prioritize such reforms and other policy initiatives, and how such events may impact our ability to realize returns on our product development investments remains to be seen. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or the CCPA, the California Privacy Rights Act, or the CPRA, and the EU General Data Protection Regulation, or the GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

We are a purpose-driven organization, and we have carefully promoted a culture that values innovation, accountability, respect, adaptability and perseverance. We strive to ensure that our open, collaborative culture empowers Precisioneers to be their best selves and do their best work. We strongly believe that our shared values will help our team navigate and overcome challenges we may experience as we pursue our mission of improving life through genome editing. Our culture has helped build a world-class team with industry-leading experience in genome editing and we believe this will continue to attract new talent to further build our capabilities. Our team is a group of motivated individuals that value the opportunity to contribute their time and talents toward the pursuit of improving life. We believe all Precisioneers appreciate high-quality research and are moved by the opportunity to translate their work into treatments and solutions that could impact human health.

We are a company and a community dedicated to improving life. This isn’t just a statement supporting the products that we are developing – it is a statement that speaks to our collective desire to do our part in improving the lives of those around us. Through our newly launched Diversity and Inclusion initiative, we are actively fostering an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation in pursuit of our mission. With guest lectures, new trainings, employee resource groups, and other activities, we are supporting a workplace that reflects and embraces the gender, race, ethnicity, sexual orientation, age, physical ability, as well as all cultural backgrounds in our community.

Notable benefits we offer to our full-time Precisioneers include:

•	employer sponsored health insurance;
•	employer 401(k) matching contributions;
•	generous paid time off policies;
•	wellness programs including employee assistance programs, wellness reimbursement, and an on-site gym; and
•	professional development programs including a tuition reimbursement program

The health and safety of our Precisioneers is also a top priority. The global effects associated with the COVID-19 pandemic have been unprecedented in their scope and depth. We have implemented measures to mitigate exposure risks and support operations. We initiated a health and safety program addressing mandatory use of face masks, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities. We have implemented temperature and symptom screening procedures at each location, and we have continuously communicated to all our Precisioneers that if they are not comfortable coming to work, regardless of role, then they do not have to do so. Throughout this crisis, our focus has been on keeping our workplace as safe as possible, while ensuring business continuity and positioning ourselves well for the future.

As of December 31, 2020, we had 231 full-time Precisioneers, comprised of 208 from our Therapeutics Segment and 23 from our Food Segment. Of these full-time employees, 184 are engaged in research and development activities and 57 have Ph.D. degrees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors and Media section of our website at www.precisionbiosciences.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” option under Investor Tools of the Investors and Media section of our website at www.precisionbiosciences.com.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net losses were $109.0 million for the year ended December 31, 2020 and $92.9 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $286.1 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through our IPO, private placements of our convertible preferred stock and convertible debt and payments under development, collaboration and license agreements. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

All of our current or future product candidates will require substantial additional development time and resources before we may realize revenue from product sales, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses have increased and we anticipate will continue to increase substantially if and as we:

•	continue our current research and development programs, including conducting laboratory, preclinical and greenhouse studies for product candidates;
•	continue to conduct or initiate clinical or field trials for product candidates;
•	seek to identify, assess, acquire or develop additional research programs or product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any product candidates that may successfully complete development;
•	establish a sales, marketing and distribution infrastructure to commercialize any products that may obtain marketing approval;
•	further develop and refine the manufacturing process for our product candidates;
•	change or add additional manufacturers or suppliers of biological materials or product candidates;
•	further develop our genome editing technology;
•	acquire or in-license other technologies;
•	seek to attract and retain new and existing personnel;
•	expand our facilities; and
•	incur increased costs as a result of operating as a public company.

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

We believe that our cash and cash equivalents as of December 31, 2020, cash payments received from Lilly in January 2021 in connection with the closing of the Development and License Agreement, expected operational receipts and available credit will allow the Company to continue its operations into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

Pursuant to the Pacific Western Loan Agreement (as defined below) with Pacific Western Bank (“PWB”), we may request advances on a revolving line of credit (“the Revolving Line”) of up to an aggregate principal of $30.0 million, the maturity date of the Revolving Line is June 23, 2023. As of December 31, 2020, we had no borrowings under our Revolving Line. Under the loan and security agreement, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Investment in biopharmaceutical and agricultural biotechnology product development is a highly speculative endeavor. It entails substantial upfront capital expenditures, and there is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our genome editing platform and the technologies we are using are new and unproven. We have initiated a Phase 1/2a clinical trial in patients with R/R NHL and R/R B-ALL, a Phase 1/2a clinical trial in patients with NHL, chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, as well as a Phase 1/2a clinical trial in patients with R/R multiple myeloma, but we have not commenced field trials for any of our product candidates from our food platform. We have not yet demonstrated an ability to successfully complete any clinical or field trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

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

Research programs to identify new product candidates and product development platforms require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs, product candidates or product development platforms that ultimately prove to be unsuccessful. Any time, effort and financial resources we expend on identifying and researching new product candidates and product development platforms may divert our attention from, and adversely affect our ability to continue, development and commercialization of existing research programs, product candidates and product development platforms. Clinical trials or field trials, as applicable, of any of our product candidates may never commence despite the expenditure of significant resources in pursuit of their development, and our spending on current and future research and development programs, product candidates and product development platforms may not yield any commercially viable products. As a result of having limited financial and managerial resources, we may forego or delay pursuit of opportunities that later prove to have greater commercial potential. For example, we continue to strategically assess our options in connection with a potential separation of our food segment, Elo, from Precision, which could be as early as during 2021. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Additionally, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are at an early stage of development of the product candidates currently in our programs and are continuing to develop our ARCUS technology. To date, we have invested substantially all of our efforts and financial resources to develop ARCUS and advance our current product development programs, including conducting preclinical studies, early stage clinical trials and other early research and development activities, and providing general and administrative support for these operations. We are also currently using our ARCUS technology to develop our lead in vivo gene correction programs targeting DMD and PH1. Our future success is dependent on our ability to successfully develop and, where applicable, obtain regulatory approval for, including marketing approval for, and then successfully commercialize, product candidates, either alone or with collaborators. We have not yet developed and commercialized any product candidates, and we may not be able to do so, alone or with collaborators.

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

Any therapeutic product candidates may involve editing the human genome. The commercial success of any such potential therapeutic products, if successfully developed and approved, may be adversely affected by claims that genome editing is unsafe, unethical or immoral. This may lead to unfavorable public perception and the inability of any therapeutic product candidates to gain the acceptance of the public or the medical community. Unfavorable public perceptions may also adversely impact our or our collaborators’ ability to enroll clinical trials for therapeutic product candidates. Moreover, success in commercializing any therapeutic product candidates that receive regulatory approval will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of such product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. Publicity of any adverse events in, or unfavorable results of, preclinical studies or clinical trials for any current or future product candidates, including, without limitation, patient deaths, or with respect to the studies or trials of our competitors or of academic researchers utilizing genome editing technologies, even if not ultimately attributable to our technology or product candidates, could negatively influence public opinion. Negative public perception about the use of genome editing technology in human therapeutics and food or agricultural products, whether related to our technology or a competitor’s technology, could result in increased governmental regulation, delays in the development and commercialization of product candidates or decreased demand for the resulting products, any of which may have a negative impact on our business and financial condition.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. We principally compete with others developing and utilizing genome editing technology in the human health and plant sciences sectors, including companies such as Allogene Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Caribou Biosciences, Inc., Cellectis S.A., CRISPR Therapeutics, AG, Dicerna Pharmaceuticals, Inc., Editas Medicine, Inc., Intellia Therapeutics, Inc., Sangamo Therapeutics, Inc., and Beam Therapeutics, Inc. Several companies, including Novartis Pharmaceuticals Corp. and Gilead Sciences, Inc., or Gilead, have obtained FDA approval for autologous immunotherapies, and a number of companies, including Cellectis S.A., Celgene Corp., Allogene Therapeutics and CRISPR Therapeutics AG, are pursuing allogeneic immunotherapies. We expect that our operations focused on developing products for in vivo gene correction will face substantial competition from others focusing on gene therapy treatments, especially those that may focus on conditions that our product candidates target. Moreover, any human therapeutics products that we develop alone or with collaborators will compete with existing standards of care for the diseases and conditions that our product candidates target and other types of treatments, such as small molecule, antibody or protein therapies. Our competitors in the agricultural biotechnology space include Pairwise Plants, LLC, Corteva Agriscience, Tropic Biosciences UK LTD, Calyxt, Inc., Benson Hill Biosystems and Cibus.

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

We have limited or no prior experience in these areas, and our collaborators may have limited experience in these areas. Failure to successfully navigate these risks and uncertainties may limit or prevent market penetration for any products that we or our collaborators may develop, which would limit their commercial potential and our revenues.

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

The same applies in the European Union, or the EU. The European Medicines Agency, or the EMA, has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal product candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

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

•	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we may contemplate developing with collaborators; and
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

Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We have initiated a Phase 1/2a clinical trial in patients with R/R NHL or R/R B-ALL, a Phase 1/2a clinical trial in subjects with NHL, chronic lymphocytic leukemia and small lymphocytic lymphoma, and a Phase 1/2a clinical trial in subjects with R/R multiple myeloma. We do not know whether any current or planned clinical trials will need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials have been and may in the future be delayed, suspended or terminated for a variety of reasons, including in connection with:

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

•	third parties being unable or unwilling to satisfy their contractual obligations to us;
•	changes in our financial priorities, greater than anticipated costs of completing a trial or our inability to continue funding the trial; or
•

unforeseen events, such as natural or manmade disasters, public health emergencies, such as the COVID-19 pandemic, which has and may continue to impact our operations, or other natural catastrophic events.

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

We expect our manufacturing strategy for one or more of our product candidates may involve the use of contract manufacturing organizations, or CMOs, as well as our newly opened manufacturing facility, MCAT. The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of our contract manufacturers and are dependent on their compliance with cGMP for their manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

We have leased approximately 33,800 square feet of space for MCAT at a location approximately seven miles from our headquarters in Durham, North Carolina. We use this manufacturing center to create clinical trial material for certain of our current and planned clinical trials. We may not experience the anticipated operating efficiencies in our own manufacturing. Any delays in manufacturing may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We are also required to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop, acquire or maintain the internal expertise and resources necessary for compliance with these requirements. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

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

Patient enrollment may also be affected by many factors, including:

•	severity and difficulty of diagnosing of the disease under investigation;
•	the difficulty in recruiting and/or identifying eligible patients suffering from rare diseases being evaluated under our trials;
•	size of the patient population and process for identifying subjects;
•

eligibility and exclusion criteria for the trial in question, including unforeseen requirements by the FDA or other regulatory authorities that we restrict one or more entry criteria for the study for safety reasons;

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
•

unforeseen events, such as natural or manmade disasters, public health emergencies, such as the COVID-19 pandemic which has and may continue to impact our operations, or other natural catastrophic events.

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

Our product candidates may not work as intended or cause undesirable side effects that, could hinder or prevent receipt of regulatory approval or realization of commercial potential for them or our other product candidates and substantially harm our business.

Our product candidates may be associated with off-target editing or other serious adverse events, undesirable side effects or unexpected characteristics. Results of clinical trials could reveal severe or recurring side effects, toxicities or unexpected events, including death. Off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. In those instances where we also provide a segment of DNA, it is possible that following off-target cut events, such DNA could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There may also be delayed adverse events following exposure to therapeutics made with genome editing technologies due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. In addition to serious adverse events or side effects caused by product candidates we develop alone or with collaborators, the administration process or related procedures may also cause undesirable side effects. For example, one NHL patient in our Phase 1/2a clinical trial who was treated with PBCAR0191 and eLD suffered episodes of sepsis, which resulted in a fatal outcome. Further, any side effects may not be appropriately recognized or managed by the treating medical staff. We or our collaborators expect to have to educate medical personnel using any product candidates we may develop to understand the side effect profiles for our clinical trials and upon any commercialization of such product candidates. Inadequate recognition or management of the potential side effects of such product candidates could result in patient injury or death.

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

Any of these events could prevent us or our collaborators from achieving or maintaining market acceptance of any potential product, or otherwise have a negative impact on our business.

We are subject to federal, state and non-U.S. healthcare laws and regulations relating to our business, and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.

Our business operations, as well as our current and anticipated future arrangements with investigators, healthcare professionals, consultants, third-party payors, customers and patients, expose or will expose us to broadly applicable foreign, federal, and state fraud and abuse and other healthcare laws and regulations. These laws constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any potential products for which we may obtain marketing approval. Such laws include:

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

•

the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the Centers for Medicare and Medicaid Services, or CMS, ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and non-U.S. laws and regulations, such as state anti-kickback and anti-corruption and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws and non-U.S. laws and regulations that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government or foreign governmental authorities, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations and non-U.S. laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws and non-U.S. laws and regulations which require the registration of pharmaceutical sales representatives.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities may conclude that our business practices, including our relationships with certain physicians, some of whom are compensated in the form of stock options for consulting services provided, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. or foreign healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements, and the increasing use of social media, could adversely affect our business, results of operations, and financial condition.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities (defined as health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California recently enacted the CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions are expected to go into effect on January 1, 2023. The CCPA, and the CPRA, may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR, went into effect in May 2018 and introduces strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements. From January 1, 2021 we are subject to compliance with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers between EU member states will be regulated in the long run. Currently there is a four- to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the UK long term without additional measures. These changes will lead to additional costs and increase our overall risk exposure.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the U.S. Most recently, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.

These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the U.S.  As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our internal policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers and others. Our potential patient population may also be active on social media and use these platforms to comment on the effectiveness of, or adverse experiences with, our product candidates. Negative posts or comments about us or our product candidates on social media could seriously damage our reputation, brand image and goodwill.

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

Similarly, in the EU, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products that are intended for a life-threatening or chronically debilitating condition and either (1) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (2) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment. Moreover, in order to obtain orphan designation in the EU it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and applicants can benefit from specific regulatory assistance and scientific advice. Products receiving orphan designation in the EU can receive 10 years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. However, the 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation—for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

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

Based on legislation adopted late in 2007, the EMA established an additional regulatory designation for products classified as an advanced therapy medicinal product (ATMP).  The ATMP classification offers sponsors a variety of benefits similar to those associated with the PRIME scheme, including scientific and regulatory guidance, additional opportunities for dialogue with regulators, and presubmission review and certification of the CMC and nonclinical data proposed for submission in a forthcoming MA applications for micro-, small-, or medium-sized enterprises.  To qualify for this designation, product candidates intended for human use must be based on gene therapy, somatic cell therapy, or tissue engineered therapy (i.e., engineered cells or tissues intended to regenerate, replace or repair human tissue).

There is no assurance that we will obtain additional fast track designation, or that we will obtain breakthrough therapy designation, RMAT designation or access to PRIME or ATMP for any of our product candidates. Fast track designation, breakthrough therapy designation, RMAT designation and PRIME and ATMP eligibility do not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the fast track designation, breakthrough therapy designation, RMAT designation or PRIME or ATMP eligibility. Additionally, fast track designation, breakthrough therapy designation, RMAT designation and access to PRIME or ATMP can each be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any product candidates we or our collaborators develop and may adversely affect the prices for such product candidates.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act and we expect such challenges and amendments to continue. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the TCJA enacted on December 22, 2017, repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The case is currently being reviewed by the U.S. Supreme Court, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the law or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. The probability of success of any previously announced policies under the Trump administration and their impact on the United States prescription drug marketplace is unknown, particularly in light of the new Biden administration.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

In addition, the FDA’s policies, and policies of foreign regulatory agencies, may change, and additional regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 Presidential election and recent change in administration may impact our business and industry. The Trump administration, for example, took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict whether or how these requirements will be implemented or whether they will be rescinded or replaced under the Biden Administration. The policies and priorities of the Biden administration are unknown and could materially impact the regulation governing our products. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements, or if we or our collaborators are unable to maintain regulatory compliance, marketing approval that has been obtained may be lost and we may not achieve or sustain profitability.

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us or our collaborators to provide scientific and clinical support for the use of any potential products that may be approved to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice. Obtaining coverage and adequate reimbursement for products we develop alone or with collaborators may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. In certain instances, payors may not separately reimburse for the product itself, but only for the treatments or procedures in which such product is used. A decision by a third-party payor not to cover or separately reimburse for products that we develop alone or with collaborators or procedures using such products, could reduce physician utilization of any such products that may receive approval.

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

In the United States, the United States Department of Agriculture, or the USDA, regulates, among other things, the introduction (including the importation, interstate movement or release into the environment) of organisms and products altered or produced through genetic engineering determined to be plant pests or for which there is reason to believe are plant pests. Such organisms and products are considered “regulated articles.” However, a petitioner may submit a request for a determination by the USDA of “nonregulated status” for a particular article. A petition for determination of nonregulated status must include detailed information, including relevant experimental data and publications, field trial reports and a description of the genotypic differences between the regulated article and the non-modified recipient organism, among other things. Neither we nor, to our knowledge, our collaborators have obtained a determination from the USDA that any product candidates are not “regulated articles” under these regulations. We cannot predict whether the USDA, advocacy groups or other third parties will contend that these products are regulated articles. The USDA’s regulations also require that companies obtain a permit or file a notification before engaging in the introduction (including the importation, interstate movement or release into the environment such as in field trials) of “regulated articles.” Additionally, a change in the way the USDA interprets its regulations, or a change in its regulations, could subject our or our collaborators’ products to more burdensome regulations, thereby substantially increasing the time and costs associated with developing product candidates. Complying with the USDA’s Part 340 regulations, including permitting requirements, is a costly, time-consuming process and could delay or prevent the commercialization of any potential food or agricultural products we or our collaborators may develop.

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

On December 21, 2018, the USDA finalized a rule implementing the National Bioengineered Food Disclosure Standard, with an implementation date of January 1, 2020. Under this rule, the label of a bioengineered, or BE, food must include a disclosure that the food is a BE food or contains a BE ingredient, with certain exceptions. This rule defines BE food as “a food that contains genetic material that was has been modified through in vitro recombinant deoxyribonucleic acid, or DNA, techniques and for which the modification could not otherwise be obtained through conventional breeding or found in nature,” except in the case of an incidental additive present in food at an insignificant level and that does not have any technical or functional effect in the food. Under this rule, products developed by our collaborators based on our ARCUS technology may be required to be labeled “BE,” in which case consumer perception of these products may be adversely affected.

In the European Economic Area, or EEA (which is comprised of the 27 Member States of the European Union, or EU, plus Norway, Liechtenstein, and Iceland), genetically modified foods, or GM foods, can only be authorized for sale on the market once they have been subject to rigorous safety assessments. The procedures for evaluation and authorization of GM foods are notably governed by Regulation (EC) 1829/2003 on GM food and feed and Directive 2001/18/EC (as amended and transposed into EEA member states’ law and regulations) on the release of genetically modified organisms, or GMOs, into the environment. If the GMO is not to be used in food or feed, then an application must be made under Directive 2001/18/EC. If the GMO is to be used in food or feed (but it is not cultivated in the EEA) then a single application for both food and feed purposes under Regulation 1829/2003 should be made. If the GMO is used in feed or food and it is cultivated in the EEA, an application for both cultivation and food/feed purposes needs to be carried out under Regulation (EC) 1829/2003. A different EU regulation, Regulation (EC) 1830/2003, regulates the labeling of products that contain GMOs that are placed on the EEA market. Directive 2001/18/EC was amended by Directive (EU) 2015/412 which gives EEA member states more flexibility to allow, restrict or prohibit cultivating GMOs in their territory, on a range of environmental grounds, even if such crops were previously authorized at EEA level. Under Directive 2015/412, EEA member state restrictions or prohibitions can only cover cultivation, and not the free circulation and import of genetically modified seeds and plant propagation material, and should be in conformity with the internal market rules of the EU Treaties.

Further EU legislation may be applicable to GM foods such as Directive 2009/41/EC on contained use of genetically modified micro-organisms and Regulation (EC) 1946/2003 on transboundary movements of GMOs.

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

Risks Related to Our Organization, Structure and Operations

The ongoing novel coronavirus disease, COVID-19 has impacted our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic, and COVID-19 has spread to multiple global regions, including the United States and Europe. The ongoing pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19 and in accordance with local guidelines, we have implemented measures to mitigate exposure risks and support operations. The health and safety program we have initiated requiring mandatory use of face masks, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities, as well as temperature and symptom screening procedures at each location may not sufficiently protect our employees. We have communicated to our employees that based on their comfort level, regardless of role, they may elect not to come to work. Any resurgence of outbreaks or new regulatory orders or guidance or self-imposed protective measures we impose could require reversal of our previously eased restrictions to our on-site activities and, as a result, adversely impact our business, including our preclinical studies and clinical trials.

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

As of December 31, 2020, we had 231 full-time employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

In the future, we may enter into transactions to acquire or in-license rights to product candidates, products or technologies or to acquire other businesses. If we do identify suitable candidates, we may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions or in-licenses may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or in-license, which may negatively impact our financial condition and restrict our operations, or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the sellers of the acquired business. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or in-licenses or the effect that they might have on our operating results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will further increase our costs and expenses. If we fail to implement the requirements of Section 404 of the Sarbanes-Oxley Act in the required timeframe, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, our investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain an effective internal control system could also restrict our future access to the capital markets.

Our business and operations would suffer in the event of system failures or security breaches.

Despite the implementation of security measures, our computer systems, as well as those of third parties with which we have relationships, are vulnerable to damage from computer viruses, unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. While we do not believe that we have experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or their operations, it could result in delays and/or material disruptions of our research and development programs. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.

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

We have adopted policies applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent such activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with applicable laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of any of the penalties discussed above and have a significant impact on our business and financial condition.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2020, we had U.S. federal, state, and foreign net operating loss carryforwards of $172.7 million, $116.5 million, and $0.6 million, respectively. Our federal net operating loss carryforwards of $19.7 million will begin to expire in 2030 while the remaining federal net operating loss carryforwards of $153.0 million carry forward indefinitely. The state net operating loss carryforwards begin to expire in 2025. In addition, as of December 31, 2020, we have U.S. federal and state research and development tax credits of $9.9 million and an amount less than $0.1 million available to offset future U.S. federal and state income taxes, which begin to expire in 2027 and 2030, respectively. At December 31, 2020 and December 31, 2019, we had federal Orphan Drug credits of $6.0 million and $1.8 million, respectively, which begin to expire in 2038.

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

As of December 31, 2020, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 net operating loss carryforwards (and research tax credits) may expire prior to being used, and our net operating loss carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Our Reliance on Third Parties

We have entered into significant arrangements with collaborators and expect to depend on collaborations with third parties for certain research, development and commercialization activities, and if any such collaborations are not successful, it may harm our business and prospects.

We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. For example, we are party to the Servier Agreement and the Development and License Agreement with Lilly.  Under these agreements, we are focused on research and development of allogeneic CAR T cell therapies that utilize or incorporate our genome editing technologies and in vivo gene editing products that utilize or incorporate our ARCUS nucleases. In addition, our food platform is based on a consumer-centric model, whereby our research and development activities and potential revenues are based on the needs and commercial success of our collaborators. Our likely collaborators for other product research and development arrangements include large and mid-size pharmaceutical and biotechnology companies biotechnology and food, beverage, nutrition and agricultural biotechnology companies, and our likely collaborators for other technology research and development arrangements include universities and other research institutions.

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

Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. If our collaborations do not result in the successful development and commercialization of product candidates or technologies, or if one of our collaborators terminates its agreement with us, we may not receive any future funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates or technologies could be delayed, and we may need additional resources to develop such product candidates or technologies. For example, as a result of the termination of the Gilead Agreement, we are no longer entitled to receive certain milestone payments, our submission of an IND for our in vivo chronic HBV program has been delayed and we are currently exploring alternative opportunities to enable to continued development of ARCUS-based HBV therapies. In connection with this termination, and if any  of our other collaborators terminates its agreement with us, we may be unable to find a suitable replacement collaborator or any replacement collaborator or attract new collaborators and may need to raise additional capital to pursue further development or commercialization of the applicable product candidates or technologies. These events could delay development programs, negatively impact the perception of our company in business and financial communities or cause us to have to cease development of the product candidate covered by the collaboration arrangement. Failure to develop or maintain relationships with any current collaborators could result in the loss of opportunity to work with that collaborator or reputational damage that could impact our relationships with other collaborators in the relatively small industry communities in which we operate. Moreover, all of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators. If our existing collaboration agreements or any collaborative or strategic relationships we may establish in the future are not effective and successful, it may damage our reputation and business prospects, delay or prevent the development and commercialization of product candidates and inhibit or preclude our ability to realize any revenues.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. For example, in August 2019, the PTAB, of the United States Patent and Trademark Office, or the USPTO, initiated two patent interferences, administrative proceedings within the USPTO, involving a family of patents that have been issued to us and a pending patent application filed by a third party. An interference is conducted by the PTAB when opposing parties have applied for patent claims to the same invention or substantially the same invention. The interference is conducted to determine which party, if either, is entitled to claims to the subject matter of the interference. In October 2020, we announced the PTAB has issued judgements in our favor in two patent interference proceedings that challenged nine U.S. patents we owned. The patents, which issued in 2018, relate to allogeneic CAR T cells produced by inserting a gene encoding a CAR into the TRAC locus, as well as methods of using those cells for cancer immunotherapy. In the interference proceedings, a third party argued that it had invented the technology in 2012. The PTAB, however, found that the third-party patent application did not satisfy the written description requirement and rejected these claims while maintaining the claims in all nine of our patents.  Any adverse outcome in future interference proceedings could affect our competitive position, including, without limitation, loss of some or all of our involved patent claims, limiting our ability to stop others from using or commercializing similar or identical technology and products, which could harm our business, financial condition and results of operations. Protecting our patent rights in connection with such proceeding may also be expensive and may involve the diversion of significant management time.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws include exclusive forum provisions for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine. Under our amended and restated certificate of incorporation, this exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock are deemed to have notice of and consented to this provision. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.

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

•	reduced disclosure obligations in our SEC filings regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As of December 31, 2020, we had cash and cash equivalents of $89.8 million. In January 2021, we received an upfront cash payment of $100.0 million and equity investment of $35.0 million in connection with the closing of the Development and License agreement with Lilly. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2020, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

•	actual or anticipated changes in our growth rate relative to our competitors or companies perceived to be similar to us;
•	fluctuations in the valuation of our collaborators, our competitors or companies perceived to be comparable to us;
•	a lack of, limited or withdrawal of coverage by security analysts, or positive or negative recommendations by them;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	publication of research reports about us, genome editing or the biopharmaceutical and agricultural biotechnology industries;
•	developments or changing views regarding the use of genomic products, including those that involve genome editing;
•	our ability to effectively manage our growth;

•	the recruitment or departure of key personnel;
•	the results of any efforts by us to identify, develop, acquire or in-license additional product candidates, products or technologies;
•	unanticipated serious safety concerns related to the use of any of our product candidates, or those of our competitors or companies perceived to be similar to us;
•	the termination of a collaboration agreement, licensing agreement or other strategic arrangement or the inability to establish additional strategic arrangements on favorable terms, or at all;
•	regulatory actions with respect to any of our product candidates, or those of our competitors or companies perceived to be similar to us;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	regulatory or legal developments in the United States and other countries;
•	changes in physician, hospital, healthcare provider or agricultural practices that may make our or our collaborators’ products less useful;
•	changes in the structure of healthcare payment systems;
•	significant lawsuits, such as products liability, patent or stockholder litigation;
•	short sales of our common stock; and
•	general economic, industry and market conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We currently occupy approximately 69,500 square feet of office and laboratory space at our corporate headquarters in Durham, North Carolina under a lease that expires in 2024. We also occupy approximately 15,500 square feet of laboratory and office space used by our wholly owned subsidiary, Elo Life Systems, in Durham, North Carolina under a lease that expires in 2026, and we occupy approximately 33,800 square feet of manufacturing, laboratory and office space used for our Manufacturing Center for Advanced Technologies in Research Triangle Park, North Carolina under a lease that expires in 2027.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The Nasdaq Global Select Market under the symbol “DTIL.”

Holders of Common Stock

As of March 2, 2021, there were approximately 205 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “the Company” and “Precision” refer to Precision BioSciences, Inc. and its subsidiaries on a consolidated basis.

Overview

We are a life sciences company dedicated to improving life through the application of our pioneering, proprietary ARCUS genome editing platform. We leverage ARCUS in the development of our product candidates, which are designed to treat human diseases and create healthy and sustainable food and agricultural solutions. We are actively developing product candidates in three innovative areas: allogeneic CAR T cell immunotherapy, in vivo gene correction, and food. We are currently conducting a Phase 1/2a clinical trial of PBCAR0191 in adult patients with relapsed or refractory, or R/R, non-Hodgkin lymphoma, or NHL, or R/R B-cell precursor acute lymphoblastic leukemia, or B-ALL. PBCAR0191 is our first gene-edited allogeneic chimeric antigen receptor, or CAR, T cell therapy candidate targeting CD19 and is being developed in collaboration with Servier pursuant to the Servier Agreement. We have received orphan drug designation for PBCAR0191 from the U.S. Food and Drug Administration (“FDA”), for the treatment of acute lymphoblastic leukemia, or ALL. In August 2020, the FDA granted Fast Track Designation for PBCAR0191 for the treatment of B-ALL. The NHL cohort will include patients with mantle cell lymphoma (“MCL”), an aggressive subtype of NHL, for which we have received orphan drug designation from the FDA. Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers, and is designed to avoid graft-versus-host disease, or GvHD, a significant complication associated with donor-derived, cell-based therapies. We believe that this trial, which is designed to assess the safety and tolerability of PBCAR0191 at increasing dose levels, as well as to evaluate anti-tumor activity, is the first U.S.-based clinical trial to evaluate an allogeneic CAR T therapy for R/R NHL. Furthermore, we believe that our proprietary, one-step engineering process for producing allogeneic CAR T cells with a potentially optimized cell phenotype, at large scale in a cost-effective manner, will enable us to overcome the fundamental clinical and manufacturing challenges that have limited the CAR T field to date. We expect to report updated interim data for the PBCAR0191 study in mid-year 2021.

In April 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our second allogeneic CAR T cell therapy product candidate, PBCAR20A. PBCAR20A is wholly owned by us and targets the validated tumor cell surface target CD20. It is being investigated in R/R NHL, including those with R/R chronic lymphocytic leukemia, CLL, or R/R small lymphocytic lymphoma, or SLL. A subset of the NHL patients will have the diagnosis of MCL and we have received orphan drug designation for PBCAR20A from the FDA for the treatment of this disease. Based on the safety profile observed to date with PBCAR0191, the FDA allowed us to commence dosing with PBCAR20A directly at 1 x 106 cells/kg. The study has continued to escalate through dose level two (3 x 106 cells/kg), and, in February 2021, we commenced patient dosing at dose level 3 (480 x 106 cell fixed dose) with a max dose of 6 x 106 cells/kg. We expect to report interim data for the PBCAR20A study in 2021.

In June 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our third allogenic CAR T cell therapy product candidate, PBCAR269A. The starting dose of PBCAR269A is 6 x 105 cells/kg. PBCAR269A is wholly owned by us and is designed to target the validated tumor cell surface target BCMA. It is being investigated in subjects with R/R multiple myeloma and we have received orphan drug designation and Fast Track Designation from the FDA for this indication. In September 2020, we announced that we entered into a clinical trial collaboration with SpringWorks, a clinical-stage biopharmaceutical company focused on developing medicines for patients with severe rare diseases and cancer. Pursuant to the collaboration, PBCAR269A will be evaluated in combination with nirogacestat, SpringWorks’ investigational GSI, in patients with R/R multiple myeloma, which is expected to commence in the first half of 2021. In February 2021, we commenced patient dosing at the highest dose cohort, dose level 3 of 6 x 106 cells/kg and we expect to report interim data on the PBCAR269A trial in 2021.

Additionally, in June 2020, Elo, our wholly-owned subsidiary, established  a strategic partnership with the Dole and entered into a Research, Development, and Commercialization Agreement with Dole, with the aim to co-develop banana varieties resistant to Foc TR4, utilizing proprietary computational biology workflows and the ARCUS genome editing platform. The disease caused by Foc TR4, commonly known as Fusarium wilt, threatens the continued cultivation of the world’s most popular variety of banana called Cavendish, which is of considerable economic significance as this variety is used to produce export bananas for key markets around the globe and Dole is one of the largest producers in the industry. Fungicides, or other traditional means of disease control have failed as the pandemic continues to spread across vital banana growing economies.

In September 2020, we regained full clinical development and commercialization rights, and all data we generated for the in vivo chronic HBV program developed under our 2018 collaboration agreement with Gilead Sciences. We are exploring partnership or alternative opportunities to enable the continued development of ARCUS-based HBV therapies.

In October 2020, we announced the U.S. Patent and Trademark Office’s PTAB issued judgements in our favor in two patent interference proceedings that challenged nine U.S. patents we owned. The patents, which issued in 2018, relate to allogeneic CAR T cells produced by inserting a gene encoding a CAR into the TRAC locus, as well as methods of using those cells for cancer immunotherapy. In the interference proceedings, a third party argued that it had invented the technology in 2012. The PTAB, however, found that the third-party patent application did not satisfy the written description requirement and rejected these claims while maintaining the claims in all nine of our patents.

In November 2020, we announced a research collaboration and exclusive license agreement with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders, with an initial focus on DMD and two other undisclosed gene targets. Under the agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement, which may be extended to six years upon Lilly’s election and payment of an extension fee.

In December 2020, we announced interim clinical results from our Phase 1/2a study of PBCAR0191 as a treatment of R/R NHL and R/R B-ALL. As of the November 16, 2020 cutoff, 27 patients including 16 patients with aggressive NHL and 11 patients with aggressive B-ALL were enrolled and evaluated. In this dose escalation and dose expansion study, PBCAR0191 had an acceptable safety profile with no cases of graft versus host disease, no cases of Grade ≥ 3 cytokine release syndrome, and no cases of Grade ≥ 3 neurotoxicity. PBCAR0191 demonstrated longest durability of response to 11 months in B-ALL. PBCAR0191 with eLD resulted in objective response rate of 83% (5/6) in NHL and B-ALL as compared to 33% (3/9) in NHL with sLD.

Additionally, in December 2020, researchers at Elo in collaboration with Alan Chambers, Ph.D., and the Tropical Research and Education Center at the University of Florida published a paper in Nature Food, reporting a chromosome-scale, phased Vanilla planifolia genome, which revealed sequence variants for genes that may impact the vanillin pathway, and therefore influence bean quality, including its productivity, flower anatomy, and disease resistance.

In January 2021, we announced that the FDA has accepted our IND application for PBCAR19B, our next-generation, stealth cell, CD19 allogenic CAR T candidate for Non-Hodgkin Lymphoma, and we expect to begin the Phase 1 study by mid-2021. Additionally, in January 2021, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office for a patent application covering PBCAR19B. The allowed composition claims of this patent application encompass genetically-modified human T cells comprising the PBCAR19B construct, which is inserted within the T cell receptor alpha constant locus. Once issued, patents arising from this patent family will have standard expiration dates in April 2040. In preclinical studies, PBCAR19B has shown to delay both T cell and natural killer cell mediated allogeneic rejection in vitro and may improve the persistence of allogeneic CAR T cells.

We expect to advance a program targeting the rare genetic disease PH1 as our lead wholly owned in vivo gene correction program. PH1 affects approximately 1-3 people per million in the United States and is caused by loss of function mutations in the AGXT gene, leading to the accumulation of calcium oxalate crystals in the kidneys. Patients suffer from painful kidney stones which may ultimately lead to renal failure. Using ARCUS, we are developing a potential therapeutic approach to PH1 that involves knocking out a gene called HAO1 which acts upstream of AGXT. Suppressing HAO1 has been shown in preclinical models by us to prevent the formation of calcium oxalate. We therefore believe that a one-time administration of an ARCUS nuclease targeting HAO1 may be a viable strategy for a durable treatment of PH1 patients. Pre-clinical research has continued to progress, and we expect to provide an update on this program in the first half of 2021.

In January 2021, we disclosed our intention to spinout our wholly owned subsidiary, Elo. We are continuing to explore our strategic options, and the timing of any such sale, spinout or other treatment of Elo remains uncertain.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily with proceeds from upfront payments from collaboration and licensing agreements, our IPO, and private placements of convertible preferred stock and convertible debt.

On April 1, 2019, we completed our IPO of 9,085,000 shares of common stock, including the underwriters’ full exercise of their option to purchase an additional 1,185,000 additional shares of common stock, at an offering price of $16.00 per share, for net proceeds of approximately $130.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. As of December 31, 2020, we have generated approximately $492.5 million from third parties to date.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. Our net losses were $109.0 million and $92.9 million for the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $286.1 million.

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

Impact of COVID-19 Pandemic

We are closely monitoring how the ongoing COVID-19 pandemic continues to affect our employees, business, preclinical studies and clinical trials. The Company has taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of its employees and the community. We have implemented measures to mitigate exposure risks and support operations. We initiated a health and safety program addressing mandatory use of face masks, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities. We have also implemented temperature and symptom screening procedures at each location, and we have continuously communicated to all our Precisioneers that if they are not comfortable coming to work, regardless of role, then they do not have to do so. Per guidance from the Cybersecurity & Infrastructure Security Agency, our employees are considered essential workforce and may receive the COVID-19 vaccination as Centers for Disease Control and Prevention defined Group 3 and Group 4.

We are working closely with our clinical sites, physician partners and the patient community to monitor and manage the impact of the evolving COVID-19 pandemic. We remain committed to our clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic have caused, and are likely to continue to cause delays in our clinical trial site activation and impact our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. We expect that the COVID-19 pandemic may continue to impact our business, including our preclinical studies and clinical trials. At this time, there is still significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our preclinical studies and any further impact to our clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides for, among other things, the deferral of the deposit and payment of certain taxes. Pursuant to the CARES Act, the Company elected to defer payment of the employer's share of social security taxes incurred between May 1, 2020 and December 31, 2020. See “Risk Factors— The outbreak of the ongoing novel coronavirus disease, COVID-19 has impacted our business, or  and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Part I, Item 1A. of this Annual Report on Form 10-K.

Therapeutics Segment Collaborations

Eli Lilly and Company

In November 2020, we entered into a research collaboration and exclusive license agreement (the “Development and License Agreement”) with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated DMD and two gene targets for other genetic disorders, and has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement (the “Nomination Period”). Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

In January 2021, we and Lilly closed the Development and License Agreement following clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In connection with the closing, we received an upfront cash payment of $100.0 million as well as $35.0 million from Lilly’s purchase of 3,762,190 newly issued shares of our common stock pursuant to a stock purchase agreement as described below (the “Stock Purchase Agreement”). We will also be eligible to receive milestone payments of up to an aggregate of $420 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, we will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product.

We have the right to elect to co-fund the clinical development of one licensed product, which may be selected from among the third or any subsequent licensed products to reach IND filing. If we elect to co-fund such licensed product, we would reimburse Lilly for a portion of the clinical development expenses for such product and, in exchange, each royalty tier with respect to net sales of such licensed product would be increased by a low single digit percentage. During the term of the Development and License Agreement, we may not (and may not license or collaborate with any third party to) research, develop, or commercialize any in vivo gene editing product directed against any gene targets that have been nominated and are subject to the Development and License Agreement.

Unless earlier terminated, the Development and License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. Lilly has the right to terminate the Development and License Agreement for convenience by providing advance notice to us. Either party may terminate the Development and License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the agreement or (ii) due to a challenge to its patents brought by the other party.

Servier

In February 2016, we entered into the Servier Agreement, pursuant to which we have agreed to develop allogeneic CAR T cell therapies for five unique antigen targets. One target was selected at the agreement’s inception. Two additional hematological cancer targets beyond CD19 and two new solid tumor targets were selected in 2020. With the addition of these new targets, we received development milestone payments in 2020 and may be eligible to receive additional development milestone payments in 2021. We may also be eligible to receive option fees, as well as clinical, regulatory and sales milestone payments in addition to royalties on product sales. Upon selection of an antigen target under the agreement, we have agreed to perform early-stage research and development on individual T cell modifications for the selected target, develop the resulting therapeutic product candidates through Phase 1 clinical trials and prepare initial clinical trial material of such product candidates for use in Phase 2 clinical trials.

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

The results of the Clinical Trial will be used to determine whether specified development milestones have been achieved with respect to PBCAR0191, in which case, specified corresponding development milestone payments are payable by Servier to us. The results of the Clinical Trial will also be used to determine whether Phase 2 readiness has been achieved for PBCAR0191 and Servier may determine whether, subject to payment of a commercial option exercise fee, to exercise its commercial option and proceed with development and commercialization of PBCAR0191. Following completion of the Clinical Trial, we are not obligated to conduct any further development activities under the Servier Agreement with respect to PBCAR0191 unless we otherwise agree to conduct such further development activities.

We received an upfront payment of $105.0 million under the Servier Agreement in 2016. We have the ability to receive total payments, including the upfront payment, option fees and milestone payments, in the aggregate across all five targets, of up to approximately $1.4 billion. This includes up to $1.3 billion in milestone payments, consisting of up to $329.3 million in development milestone payments and up to $925.0 million in commercial milestone payments. We are also entitled to receive tiered royalties ranging from the mid-single digit percentages to the sub-teen percentages on worldwide net sales, subject to potential customary reductions. We also have the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States, subject to our payment of an option fee, which is exercisable after Servier’s commercial option exercise.

Under the Servier Agreement, we recognized $18.0 million and $7.3 million in revenue during the years ended December 31, 2020 and December 31, 2019, respectively. The amount recorded as deferred revenue was $82.9 million and $80.9 million as of December 31, 2020 and December 31, 2019, respectively.

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

We recognized $3.9 million and $13.3 million in revenue under the Gilead Agreement during the years ended December 31, 2020 and December 31, 2019, respectively, and $1.5 million in deferred revenue as of December 31, 2019. We did not receive any milestone payments under the Gilead Agreement during the years ended December 31, 2020 or December 31, 2019.

Trustees of the University of Pennsylvania

In January 2018, we entered into a research, collaboration and license agreement with the Trustees of the University of Pennsylvania (“Penn”) to collaborate on the preclinical development for gene editing products involving the delivery of an ARCUS nuclease. On April 29, 2020, both parties agreed to coordinate a wind-down of all activities in their entirety under the agreement, effective as of June 30, 2020, however, in August 2020 and subsequently in January 2021, both parties agreed to extend certain portions of the agreement until 2022. We will not be required to make termination payments to Penn.

Food Segment Collaborations

Dole Food Company

Through our wholly owned subsidiary, Elo, in June 2020, we entered into a Research, Development, and Commercialization Agreement with Dole with the aim to co-develop banana varieties resistant to Foc TR4, utilizing proprietary computational biology workflows and the ARCUS genome editing platform. The disease caused by Foc TR4, commonly known as Fusarium wilt, threatens the continued cultivation of the world’s most popular variety of banana called Cavendish, which is of considerable economic significance as this variety is used to produce export bananas for key markets around the globe and Dole is one of the largest producers in the industry. Fungicides, or other traditional means of disease control have failed as the pandemic continues to spread across vital banana growing economies. Development of Foc TR4 varieties is critically important to save the banana industry, to protect the livelihoods of millions of banana growers and continue to provide consumers an affordable and nutritious fruit. Under the terms of the collaboration, Dole will fully fund research and development efforts executed by Elo, and Elo is eligible to receive royalties on any commercialized plant product.

Cargill, Inc.

In 2014, through Elo, we and Cargill, Inc. entered into a collaboration to produce ARCUS-optimized canola varieties with significantly lower levels of saturated fatty acids compared to the current levels in greenhouse studies. On July 30, 2020, we and Cargill mutually agreed to terminate the collaboration, effective August 31, 2020.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. We record revenue from collaboration agreements, including amounts related to upfront payments, milestone payments, annual fees for licenses of our intellectual property and research and development funding.

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

We expense research and development costs as incurred. We track external research and development costs, including the costs of laboratory supplies and services, outsourced research and development, clinical trials, contract manufacturing, laboratory equipment and maintenance and certain other development costs, by product candidate when the program IND application is accepted by the FDA. Internal and external costs associated with infrastructure resources, other research and development costs, facility related costs and depreciation and amortization that are not identifiable to a specific product candidate are included in the platform development and early-stage research expenses category in the table below.

The following table summarizes our research and development expenses by product candidate or development program for the periods presented:

	Years ended December 31,
(in thousands)	2020	2019	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$8,586	$4,726	$3,860
CD20 external development costs	6,660	9,375	(2,715)
BCMA external development costs	3,144	4,928	(1,784)
Platform development and early-stage research expenses:
Employee-related costs	37,301	26,383	10,918
Laboratory supplies and services	12,225	11,706	519
Outsourced research and development	7,514	12,416	(4,902)
CMOs and research organizations	7,730	1,770	5,960
Laboratory equipment and maintenance	1,412	1,381	31
Facility-related costs	3,354	3,030	324
Depreciation and amortization	7,441	4,186	3,255
Licensing fees	2,415	2,236	179
Other research and development costs	279	279	—
Total research and development expenses	$98,061	$82,416	$15,645

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we continue our Phase 1/2a clinical trials for our CD19, CD20 and BCMA product candidates, commence our Phase 1 clinical trial of CD19B, and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of ongoing and future clinical trials of our CD19, CD19B, CD20, and BCMA product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our CD19, CD19B, CD20, and BCMA product candidates, and any other our product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of our CD19, CD19B, CD20, and BCMA product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

•	increased costs of additional clinical sites to address slowed enrollment due to the impact of COVID-19;
•	uncertainties in clinical trial design and patient enrollment rates;
•	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the timing and receipt of any marketing approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Income Taxes

Since our inception in 2006, we have generated cumulative federal and state net operating loss and research and development (“R&D”) credit carryforwards for which we have not recorded any net tax benefit due to the uncertainty around utilizing these tax attributes within their respective carryforward periods. As of December 31, 2020, we had federal, state, and foreign net operating loss carryforwards of $172.7 million, $116.5 million, and $0.6 million, respectively, which may be available to offset future taxable income. A portion of the U.S. federal net operating loss carryforwards in the amount of $19.7 million will begin to expire in 2030 while the remaining federal net operating loss carryforwards of $153.0 million carry forward indefinitely. The state net operating loss carryforwards begin to expire in 2025. The foreign net operating losses carryforward indefinitely. As of December 31, 2020, we also had federal research and development tax credit carryforwards of $9.9 million, which begin to expire in 2027, and an amount less than $0.1 million, which begin to expire in 2030. As of December 31, 2020 and December 31, 2019, we had federal Orphan Drug credits of $6.0 million and $1.8 million, respectively, which begin to expire in 2038. As of December 31, 2020, we also have federal contribution carryforwards of $0.2 million, which begin to expire in 2021. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and December 31, 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and December 31, 2019, together with the changes in those items in dollars:

	Years ended December 31,
(in thousands)	2020	2019	Change
Revenue	$24,285	$22,238	$2,047
Operating expenses:
Research and development	98,061	82,416	15,645
General and administrative	36,052	27,026	9,026
Total operating expenses	134,113	109,442	24,671
Loss from operations	(109,828)	(87,204)	(22,624)
Other income (expense), net:
Change in fair value of convertible note payable	—	(9,758)	9,758
Interest expense	—	(182)	182
Interest income	822	4,267	(3,445)
Total other income (expense), net	822	(5,673)	6,495
Net loss	$(109,006)	$(92,877)	$(16,129)

Revenue

Revenue for the year ended December 31, 2020 was $24.3 million, compared to $22.2 million for the year ended December 31, 2019. The increase of $2.1 million in revenue during the year ended December 31, 2020 was primarily the result of a $10.7 million increase in collaboration revenue recognized from Servier in connection with the development milestones achieved and work performed on the new targets under the Servier Agreement, a $0.8 million increase in revenue recognized from food segment partners, partially offset by a $9.5 million decrease in revenue recognized from Gilead due to the termination of the Gilead Agreement.

Research and Development Expenses

	Years ended December 31,
(in thousands)	2020	2019	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$8,586	$4,726	$3,860
CD20 external development costs	6,660	9,375	(2,715)
BCMA external development costs	3,144	4,928	(1,784)
Platform development and early-stage research expenses:
Employee-related costs	37,301	26,383	10,918
Laboratory supplies and services	12,225	11,706	519
Outsourced research and development	7,514	12,416	(4,902)
CMOs and research organizations	7,730	1,770	5,960
Laboratory equipment and maintenance	1,412	1,381	31
Facility-related costs	3,354	3,030	324
Depreciation and amortization	7,441	4,186	3,255
Licensing fees	2,415	2,236	179
Other research and development costs	279	279	0
Total research and development expenses	$98,061	$82,416	$15,645

Research and development expenses for the year ended December 31, 2020 were $98.1 million, compared to $82.4 million for the year ended December 31, 2019. The increase of $15.7 million was primarily due to a $16.2 million increase in platform development and early-stage research expenses, a $3.9 million increase in direct research and development expenses related to our CD19 program, partially offset by decreases of $2.7 and $1.8 in direct research and development expenses related to our CD20 and BCMA programs, respectively.

The increase in direct research and development expenses for our CD19 program was primarily due to increases in CMO and research organization costs as we continue to enroll additional patients in the Phase 1/2a clinical trial. The decrease in direct research and development expenses for our CD20 and BCMA programs was primarily due to decreases in external CMO costs as we transferred clinical trial material manufacturing activities for CD20 and BCMA in-house to MCAT.

Platform development and early-stage research expenses increased primarily due to a $10.9 million increase in employee-related expense associated with increased headcount to support our technology platform development and manufacturing capabilities, a $6.0 million increase in CMO and research organization expense, primarily related to our planned CD19B clinical trial, a $3.3 million increase in depreciation and amortization expense driven by our higher depreciable asset base during the year ended December 31, 2020, and a $0.3 million increase in facility-related expenses, partially offset by a $4.9 million decrease in outsourced research and development expense in the year ended December 31, 2020 compared to the year ended December 31, 2019.

General and Administrative Expenses

General and administrative expenses were $36.1 million for the year ended December 31, 2020 compared to $27.0 million for the year ended December 31, 2019. The increase of $9.1 million was primarily due to an increase of $4.0 million in employee-related expense as we increased our general and administrative headcount, $2.9 million in consulting fees, and $2.5 million in increased administrative expenses, including insurance, information technology, franchise and property taxes, and costs related to operating as a public company, partially offset by a $0.3 million decrease in bank fees and other general and administrative expenses.

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

Interest Income

Interest income was $0.8 million for the year ended December 31, 2020 compared to $4.3 million for the year ended December 31, 2019. The decrease of $3.5 million of interest income generated on our cash and cash equivalent balances was the result of lower interest rates and lower cash balances in the year ended December 31, 2020, compared to the year ended December 31, 2019.

Segment Results

The following tables summarize segment revenues and segment operating loss (see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our segments):

	For the Years Ended December 31,
(in thousands)	2020	2019
Revenue:
Therapeutics	$21,863	$20,632
Food	2,422	1,606
Total segment revenue	24,285	22,238
Segment operational cash expenditures:
Therapeutics	$71,841	$70,059
Food	7,587	6,984
Total segment operational cash expenditures	79,428	77,043
Segment operating loss:
Therapeutics	$(49,978)	$(49,427)
Food	(5,165)	(5,378)
Total segment operating loss	$(55,143)	$(54,805)

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

Therapeutics Segment

Revenue for the year ended December 31, 2020 was $21.9 million, compared to $20.6 million for the year ended December 31, 2019. The increase of $1.3 million was the result of a $10.7 increase in collaboration revenue recognized from Servier, partially offset by a $9.5 million decrease in revenue recognized from Gilead due to the termination of the Gilead Agreement. Segment operational cash expenditures for the year ended December 31, 2020 were $71.8 million, compared to $70.1 million for the year ended December 31, 2019. The increase of $1.7 million in operational cash expenditures was primarily due to an increase in employee costs and payments made to service providers for contract manufacturing and clinical trial research, partially offset by a decrease in capital expenditures for fixed assets and a reduction in payments to external vendors for early-stage research. Segment operating loss increased $0.6 million from $49.4 million for the year ended December 31, 2019 to $50.0 million for the year ended December 31, 2020 primarily due to the factors discussed above.

Food Segment

Revenue for the year ended December 31, 2020 was $2.4 million, compared to $1.6 million for the year ended December 31, 2019. The increase of $0.8 million was primarily attributable to $0.8 million from an agreement with a new collaboration partner entered into during the year ended December 31, 2020. Segment operational cash expenditures for the year ended December 31, 2020 were $7.6 million, compared to $7.0 million for the year ended December 31, 2019. The increase of $0.6 million was primarily due to an increase in employee costs and rent payments, partially offset by a decrease in capital expenditures for fixed assets. Segment operating loss decreased $0.2 million from $5.4 million for the year ended December 31, 2019 to $5.2 million for the year ended December 31, 2020 primarily due to the factors discussed above. As discussed above, we are assessing various options with respect to a potential separation of Elo from Precision, which could occur during 2021.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements remains uncertain as of the filing date of this Annual Report on Form 10-K, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors— The ongoing novel coronavirus disease, COVID-19 has impacted our business and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials” in Part I, Item 1A. of this Annual Report on Form 10-K for a further discussion of the potential impact of the COVID-19 pandemic on our business.

We do not currently have any approved products and have never generated any revenue from product sales. Through the date of filing this Annual Report on Form 10-K, we have financed our operations primarily with proceeds from our IPO, private placements of our convertible preferred stock, convertible debt and common stock, and upfront payments from collaboration and licensing arrangements. As of December 31, 2020, we had raised approximately $492.5 million of proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, payments under the Servier Agreement, and funding from other strategic alliances and grants. We also currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the SEC on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of December 31, 2020, we have not sold any securities under our shelf registration statement.

Cash Flows

Our cash and cash equivalents totaled $89.8 million as of December 31, 2020, compared to $180.9 million as of December 31, 2019.

The following table summarizes our sources and uses of cash for the periods presented:

	For the Years Ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(87,386)	$(71,015)
Net cash used in investing activities	(5,031)	(24,666)
Net cash provided by financing activities	1,329	173,374
Increase (decrease) in cash and cash equivalents	$(91,088)	$77,693

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses. Our losses have resulted from expenses incurred in connection with our research and development activities, including our clinical programs, preclinical development activities, and general and administrative costs associated with our operations. The use of cash in operating activities during the years ended December 31, 2020 and December 31, 2019 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash used in operating activities during the year ended December 31, 2020 was $87.4 million, compared to $71.0 million during the year ended December 31, 2019. The increase in cash used in operating activities in the year ended December 31, 2020 was primarily due to an increase in employee-related costs associated with increased headcount, increased costs related to our clinical programs with our ongoing CD19 Phase 1/2a clinical trial and initiation of Phase 1/2a clinical trials for our CD20 and BCMA product candidates in 2020, an increase in legal fees and an increase in lease payments.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to leasehold additions, equipment and software. Net cash used in investing activities during the year ended December 31, 2020 was $5.0 million, compared to $24.7 million in the year ended December 31, 2019. The decrease in cash used in investing activities during the year ended December 31, 2020 was primarily due to the completion of the build-out of our MCAT facility in Research Triangle Park and other leased facilities in 2019.

Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2020 was $1.3 million, compared to $173.4 million during the year ended December 31, 2019. The higher cash provided by financing activities during the year ended December 31, 2019, compared to the year ended December 31, 2020, was due to proceeds received from our IPO, which closed in April 2019, and proceeds from the 2019 Notes, which were issued in March 2019. Financing activities in the twelve months ended December 31, 2020 related to cash proceeds received from stock option exercise and our employee stock purchase plan.

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

In May 2019, we entered into the Pacific Western Loan Agreement with PWB as amended by the First Amendment to Loan and Security Amendment, effective September 18, 2019, the Second Amendment to Loan and Security Amendment, effective December 3, 2019 (the “Original Agreement”). On June 23, 2020, the Company and PWB entered into the Third Amendment to Loan and Security Agreement (the “Amendment No. 3”) to the Original Agreement (as amended, the “Pacific Western Loan Agreement”). The terms of Amendment No. 3 (a) decrease the aggregate principal amount of advances on a revolving line of credit (the “Revolving Line”) from $50.0 million to $30.0 million and (b) extend the maturity date of the Revolving Line to June 23, 2022, provided that, if the Company receives aggregate cash proceeds of at least $125.0 million from the issuance of the Company’s equity securities and/or upfront cash proceeds from strategic partnerships on terms and conditions reasonably satisfactory to PWB, the maturity date shall then instead be June 23, 2023. Under the terms of Amendment No. 3, the interest rate increased to a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Original Agreement), and (b) 6.00%. The Company must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

The Pacific Western Loan Agreement matures on June 23, 2023, as a result of the events discussed in Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of the date of this Annual Report on Form 10-K, there have been no borrowings under our Revolving Line, and we are in compliance with the financial covenants under the Pacific Western Loan Agreement.

Funding Requirements

Our operating expenses increased substantially in 2020 and are expected to continue to increase in the future in connection with the continuation of our current clinical trials, planned initiation of additional clinical trials and expected growth in our portfolio.

We believe that our cash and cash equivalents as of December 31, 2020, cash payments received from Lilly in January 2021 in connection with the closing of the Development and License Agreement, expected operational receipts and available credit will allow us to continue its operations into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical and agricultural products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our clinical development for our CD19, CD19B, CD20, and BCMA programs as we progress clinical trials, including CRO costs;
•	the progress, costs and results of our additional research and preclinical development programs;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•

the costs and timing of internal process development and manufacturing scale-up activities and contract with CMOs associated with our CD19, CD19B, CD20, and BCMA programs and other programs we advance through preclinical and clinical development;

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

Contractual Obligations

The following is a summary of our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
(in thousands)	Total(2)(3)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease Obligations(1)	$16,040	$3,155	$6,599	$4,262	$2,024

(1)

Represents future minimum lease payments under our leases for office and/or lab space at the following locations: 302 East Pettigrew Street, Durham, North Carolina expiring in July 2024, 3054 Cornwallis Road, Durham, North Carolina expiring in April 2026 and 20 TW Alexander Drive, Research Triangle Park, North Carolina expiring in August 2027.  The lease obligations amounts above also represent future minimum lease payments on the MCAT Expansion Space as we are contractually obligated to make such payments on the MCAT Expansion Space notwithstanding that the lease commencement date for accounting purposes was not reached as of December 31, 2020 (see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on these lease agreements).

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

(3)

This table does not reflect principal and interest payments payable pursuant to our Pacific Western Loan Agreement, pursuant to which we may request advances on the Revolving Line of up to an aggregate principal of $30.0 million. As of December 31, 2020, we had no borrowings under our Revolving Line and, as of the date of this Annual Report on Form 10-K, the maturity date of the Revolving Line is June 23, 2023. The Revolving Line bears interest at a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Original Agreement), and (b) 6.00%. If the Revolving Line is terminated prior to the maturity date, we are required to pay an early termination fee equal to $0.6 million. Upon maturity or termination of the revolving line, then we are required to pay an amount equal to 1% of the maximum principal amount of the advances outstanding at any time.

In addition, we have entered into the Duke License, under which we are obligated to make aggregate future milestone payments of up to $0.2 million upon the achievement of specified corporate milestones as well as low-single digit percent royalty payments based on future net sales of applicable products and specified royalties based on sublicensing revenue. See “Business—License and Collaboration Agreements” for more information regarding our payment obligations under the Duke License. We have not included future payments under the Duke License in the table above since the payment obligations under the Duke License are contingent upon future events, such as the achievement of specified milestones or generating product sales, and we are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. We have also not included our contractual payment obligations under the Duke License in connection with the upfront payment under the Development and License Agreement with Lilly in the table above since, as of December 31, 2020, the completion of the transactions contemplated by the Development and License Agreement had not closed. We closed the transactions under the Development and License Agreement on January 6, 2021 following receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and as a result we will be required to make payments under the Duke License of $3.0 million in 2021, net of any outstanding credits. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Development and License Agreement.

We also enter into contracts in the normal course of business with CROs, CMOs, universities and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the table above as the amount and timing of such payments are not known.

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

Invoices issued as stipulated in contracts prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in our consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in the Other line item in our consolidated balance sheets.

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

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the expected volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As we have limited trading history, we estimate our expected volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded share price. The expected term of our options has been determined utilizing a weighted value considering actual exercise history and estimated expected term based on the midpoint of final vest date and expiration date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards. As an “emerging growth company,” we are also exempted from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (2) December 31, 2024, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $89.8 million, or 60% of our total assets, at December 31, 2020 and $180.9 million, or 77% of our total assets, at December 31, 2019. Interest income earned on these assets was $0.8 million and $4.3 million for the years ended December 31, 2020 and December 31, 2019, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a significant impact on our financial statements.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s annual report on internal control over financial reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement (or the “2021 Proxy Statement”) to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2021 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2021 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2021 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2021 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8‑K	001‑38841	3.1	4/1/2019
3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	10-Q	001‑38841	3.2	11/10/2020
4.1	Specimen Common Stock Certificate	S‑1/A	333‑230034	4.1	3/18/2019
4.2	Amended and Restated Investors’ Rights Agreement among Precision BioSciences, Inc. and certain of its stockholders and the holders of the 2019 Notes, dated May 25, 2018, as amended	S‑1/A	333‑230034	4.2	3/18/2019
4.3	Amendment No. 2, dated February 3, 2020, to the Amended and Restated Investors’ Rights Agreement among Precision BioSciences, Inc. and certain of its stockholders and the holders of the 2019 Notes, dated May 25, 2018, as amended	8‑K	001-38841	10.1	2/6/2020
4.4	Form of Indenture.	S-3	333-238857	4.3	6/1/2020
4.5	Description of the Registrant's Securities					*
10.1††	Loan and Security Agreement, dated May 15, 2019, among Precision BioSciences, Inc., Elo Life Systems, Inc. and Pacific Western Bank, as amended					*
10.2†	Development and Commercial License Agreement by and between Les Laboratoires Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended	S‑1	333‑230034	10.1	3/1/2019
10.3††	Amendment No. 5, dated September 18, 2019, to Development and Commercial License Agreement by and between Les Laboratoires Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended	10‑Q	001‑38841	10.2	11/12/2019
10.4††	Amendment No. 6, dated October 16, 2020, to Development and Commercial License Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended	10-Q	001-38841	10.2	11/10/2020
10.5††	Development and License Agreement between Eli Lilly and Company and Precision BioSciences, Inc., dated November 19, 2020					*
10.6	Stock Purchase Agreement between Eli Lilly and Company and Precision BioSciences, Inc., dated November 19, 2020					*
10.7†	License Agreement by and between Duke University and Precision BioSciences, Inc., dated April 17, 2006, as amended	S‑1	333‑230034	10.2	3/1/2019
10.8†	Patent Cross‑License Agreement by and between Cellectis SA and Precision BioSciences, Inc., dated January 23, 2014	S‑1	333‑230034	10.3	3/1/2019
10.9	Lease Agreement between Precision BioSciences, Inc. and Venable Tenant, LLC, dated April 5, 2010, as amended					*
10.10	Lease Agreement between Elo Life Systems, Inc. and ARE‑NC Region No. 17, LLC, dated March 29, 2018, as amended	S‑1	333‑230034	10.6	3/1/2019
10.11	Lease Agreement between Precision BioSciences, Inc. and Durham TW Alexander, LLC, dated October 2, 2018, as amended					*
10.12#	2006 Stock Incentive Plan, as amended, and form of award agreements thereunder	S‑1	333‑230034	10.8	3/1/2019

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13#	2015 Stock Incentive Plan, as amended, and form of award agreements thereunder	S‑1	333‑230034	10.9	3/1/2019
10.14#	2019 Incentive Award Plan, and forms of award agreements thereunder					*
10.15#	2019 Employee Stock Purchase Plan	S‑1/A	333‑230034	10.11	3/18/2019
10.16#	Employment Agreement between Precision BioSciences, Inc. and Matthew Kane, dated February 27, 2019	S‑1/A	333‑230034	10.12	3/18/2019
10.17#	Employment Agreement between Precision BioSciences, Inc. and Derek Jantz, dated February 27, 2019	S‑1/A	333‑230034	10.13	3/18/2019
10.18#	Employment Agreement between Precision BioSciences, Inc. and David Thomson, dated February 27, 2019, as amended	10-K	001-38841	10.19	3/10/2020
10.19#	Employment Agreement between Precision BioSciences, Inc. and Fayaz Khazi, dated February 27, 2019	S‑1/A	333‑230034	10.16	3/18/2019
10.20#	Employment Agreement between Precision BioSciences, Inc. and Christopher Ryan Heery, dated April 1, 2019	10-K	001-38841	10.21	3/10/2020
10.21#	Employment Agreement between Precision BioSciences, Inc. and Dario, Scimeca dated April 11, 2019	10-K	001-38841	10.22	3/10/2020
10.22#	Form of Indemnification Agreement between Precision BioSciences, Inc. and its directors and officers	S‑1A	333‑230034	10.17	3/18/2019
10.23#	Non‑Employee Director Compensation Plan	S‑1A	333‑230034	10.18	3/18/2019
21.1	Subsidiaries of Precision BioSciences, Inc.					*
23.1	Consent of Deloitte & Touche LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith
†	Confidential treatment of certain provisions has been granted by the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.

††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Denotes a management contract or compensation plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Precision BioSciences, Inc.

Date: March 18, 2021	By:	/s/Matthew Kane
Matthew Kane
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew Kane	President, Chief Executive Officer and Director (principal executive officer)	March 18, 2021
Matthew Kane

/s/ Derek Jantz	Chief Scientific Officer and Director (principal executive officer)	March 18, 2021
Derek Jantz, Ph.D.
/s/ John Alexander Kelly	Interim Chief Financial Officer (principal financial officer)	March 18, 2021
John Alexander Kelly

/s/ Shane Barton	Vice President and Corporate Controller (principal accounting officer)	March 18, 2021
Shane Barton

/s/ Raymond Schinazi	Director	March 18, 2021
Raymond Schinazi, Ph.D., DSc

/s/ Shalini Sharp	Director	March 18, 2021
Shalini Sharp

/s/ Kevin Buehler	Director	March 18, 2021
Kevin Buehler

/s/ Geno Germano	Director	March 18, 2021
Geno Germano

/s/ Tony Yao	Director	March 18, 2021
Tony Yao, M.D., Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Precision BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precision BioSciences, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 18, 2021

We have served as the Company's auditor since 2017.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PRECISION BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$89,798	$180,886
Accounts receivable	10,000	965
Prepaid expenses	5,762	9,497
Other current assets	4	2,324
Total current assets	105,564	193,672
Property, equipment, and software—net	35,090	39,571
Intangible assets—net	1,373	1,432
Right-of-use assets—net	6,410	—
Other assets	1,721	558
Total assets	$150,158	$235,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$792	$2,037
Accrued compensation	5,745	4,425
Accrued clinical and research and development expenses	3,269	2,400
Deferred revenue	30,236	16,486
Lease liabilities	1,933	—
Other current liabilities	854	1,584
Total current liabilities	42,829	26,932
Deferred revenue	53,926	65,895
Deferred rent	—	4,092
Lease liabilities	8,586	—
Other noncurrent liabilities	392	—
Total liabilities	105,733	96,919
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of December 31, 2020 and December 31, 2019; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized, 53,503,124 shares issued and 52,692,652 shares outstanding as of December 31, 2020; 51,965,708 shares issued and 51,155,236 shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	331,450	316,333
Accumulated deficit	(286,073)	(177,067)
Treasury stock	(952)	(952)
Total stockholders’ equity	44,425	138,314
Total liabilities and stockholders’ equity	$150,158	$235,233

See notes to consolidated financial statements

PRECISION BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019
Revenue	$24,285	$22,238
Operating expenses
Research and development	98,061	82,416
General and administrative	36,052	27,026
Total operating expenses	134,113	109,442
Loss from operations	(109,828)	(87,204)
Other income (expense), net:
Change in fair value of convertible notes payable	—	(9,758)
Interest expense	—	(182)
Interest income	822	4,267
Total other income (expense), net	822	(5,673)
Net loss and net loss attributable to common stockholders	$(109,006)	$(92,877)
Net loss per share attributable to common stockholders- basic and diluted	$(2.09)	$(2.21)
Weighted average shares of common stock outstanding- basic and diluted	52,031,740	41,991,162

See notes to consolidated financial statements

PRECISION BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance- January 1, 2019	25,650,000	$3	21,956,095	$2	16,717,117	$—	$126,094	$(85,187)	$(952)	$39,960
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	—	—	—	997	—	997
Conversion of convertible preferred stock into common stock upon initial public offering	(25,650,000)	(3)	(21,956,095)	(2)	22,301,190	—	5	—	—	—
Issuance of common stock upon conversion of convertible notes payable	—	—	—	—	2,921,461	—	49,490	—	—	49,490
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	—	—	9,085,000	—	130,543	—	—	130,543
Stock option exercises	—	—	—	—	940,940	—	1,261	—	—	1,261
Share-based compensation expense	—	—	—	—	—	—	8,940	—	—	8,940
Net loss	—	—	—	—	—	—	—	(92,877)	—	(92,877)
Balance- December 31, 2019	—	—	—	—	51,965,708	—	316,333	(177,067)	(952)	138,314
Stock option exercises	—	—	—	—	1,411,188	—	691	—	—	691
Issuance of common stock under employee stock purchase plan					126,228		640			640
Share-based compensation expense	—	—	—	—	—	—	13,786	—	—	13,786
Net loss	—	—	—	—	—	—	—	(109,006)	—	(109,006)
Balance- December 31, 2020	—	$—	—	$—	53,503,124	$—	$331,450	$(286,073)	$(952)	$44,425

See notes to consolidated financial statements

PRECISION BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(109,006)	$(92,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,777	5,317
Share-based compensation	13,786	8,940
Loss on disposal of property, equipment, and software	35	22
Non-cash interest expense	—	182
Change in fair value of convertible notes payable	—	9,758
Amortization of right-of-use assets	1,036	—
Changes in operating assets and liabilities:
Prepaid expenses	3,735	(584)
Accounts receivable	(9,035)	(441)
Other assets and other current assets	2,194	1,032
Accounts payable	(1,455)	667
Other current liabilities	2,084	4,835
Deferred revenue	1,781	(7,866)
Lease liabilities and right-of-use assets	(1,709)	—
Other noncurrent liabilities	391	—
Net cash used in operating activities	(87,386)	(71,015)
Cash flows from investing activities:
Purchases of property, equipment and software	(5,031)	(24,666)
Net cash used in investing activities	(5,031)	(24,666)
Cash flows from financing activities:
Proceeds from stock option exercises	689	1,261
Proceeds from employee stock purchase plan	640	—
Deferred offering costs	—	(2,622)
Issuance of convertible notes payable	—	39,550
Proceeds from IPO, net of underwriting discounts and commissions	—	135,185
Net cash provided by financing activities	1,329	173,374
Net increase (decrease) in cash and cash equivalents	(91,088)	77,693
Cash and cash equivalents—beginning of period	180,886	103,193
Cash and cash equivalents —end of period	$89,798	$180,886
Supplemental disclosures of noncash financing and investing activities:
Common stock issued on conversion of convertible notes payable	$—	$49,490
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$665	$401
Deferred offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$168

See notes to consolidated financial statements

Precision BioSciences, Inc.

Notes to Consolidated Financial Statements

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s 100% owned subsidiary, Precision PlantSciences, Inc., was incorporated on January 4, 2012. Precision PlantSciences, Inc. amended its certificate of incorporation on January 16, 2018 to change its name to Elo Life Systems, Inc. Elo Life Systems Australia Pty Ltd was incorporated on May 29, 2018 as a 100% owned subsidiary of Elo Life Systems, Inc. Additionally, the Company’s 100% owned subsidiary, Precision BioSciences UK Limited, was incorporated on June 17, 2019. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation

These financial statements have been prepared in accordance with GAAP. Additionally, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2020, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. During the year ended December 31, 2020, the Company incurred a net loss of $109.0 million and, as of December 31, 2020, has an accumulated deficit of $286.1 million. The Company has financed operations primarily through upfront payments from collaboration and licensing agreements, its initial public offering (“IPO”), and private placements of convertible preferred stock and convertible debt. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Management believes that cash and cash equivalents as of December 31, 2020, cash payments received from Lilly in January 2021 in connection with the closing of the Development and License Agreement, expected operational receipts and available credit will allow the Company to continue its operations into 2023. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2020, the Company held an insignificant amount of cash equivalents. As of December 31, 2019, the Company held cash equivalents composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company may maintain cash deposits in financial institutions in excess of government insured limits. The Company regularly invests excess cash deposits in money market funds and repurchase agreements. The Company believes that the credit risk arising from the holdings of these financial instruments is mitigated by the fact that these securities are of short duration, government backed and of high credit rating. The Company has not experienced any losses on cash and cash equivalents to date.

Revenue from two development and license agreements accounted for 16% and 74% of revenue during 2020 and 60% and 33% of revenue during 2019. One development and license agreement accounted for 98% of deferred revenue as of December 31, 2020.

Deferred Equity Offering Costs

The Company capitalizes incremental legal, professional accounting and other third-party fees directly associated with the Company’s planned equity offerings as other current assets until the equity offering is consummated. After consummation, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital. If the equity offering is aborted, any costs deferred are expensed immediately.

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

The depreciation and amortization periods for the Company’s significant property, equipment and software categories are as follows:

Laboratory equipment	5 to 7 years
Furniture and fixtures and office equipment	3 to 5 years
Leasehold improvements	Lesser of remaining lease term or useful life

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset were required for items such as prepaid and deferred rent. In calculating the present value of the lease payments, the Company has elected to apply the discount rate based on the remaining lease term as of the transition date, January 1, 2020. As the rate implicit in the lease is not readily determinable, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component. In addition, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, in which the Company need not reassess (i) the historical lease classification, (ii) whether any expired or existing contract is or contains a lease, or (iii) the initial direct costs for any existing leases. The operating right-of-use asset recorded on the balance sheet is amortized on a straight-line basis as lease expense.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the year ended December 31, 2020, the Company recorded cumulative catch up adjustments that reduced revenue recognition by $5.2 million, in addition to a contract liability adjustment, for changes in total estimated effort to be incurred in the future to satisfy the performance obligation and changes to the transaction price related to variable consideration for development milestones that were constrained in prior periods.

Invoices issued as stipulated in contracts prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in the other current assets line item in the accompanying consolidated balance sheets.

Milestone Payments – If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be probable. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2020 and December 31, 2019, there was no difference between net loss and comprehensive loss in the accompanying consolidated financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2020 and December 31, 2019 given all potential shares of common stock are anti-dilutive as a result of the net loss.

Share-Based Compensation

The Company accounts for all share-based compensation, including stock options and the employee stock purchase plan at fair value and recognizes compensation expense for those equity awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

The fair value of each equity grant is estimated on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of the Company’s common stock and assumptions the Company makes for the expected volatility of its common stock, the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term of the stock options and the Company’s expected dividend yield. As the Company has limited trading history, expected volatility is estimated based on the historical volatility of publicly traded peer companies and the Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its traded share price. The expected term of the options has been determined utilizing a weighted value considering actual exercise history and estimated expected term based on the midpoint of final vest date and expiration date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The Company will remain an “emerging growth company” until the earliest of (i) December 31, 2024, (ii) the last day of the fiscal year in which it has total annual gross revenues of $1.07 billion or more, (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”), which generally is when it has more than $700 million in market value of its stock held by non-affiliates as of the prior June 30th.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”). This standard was issued in order to improve comparability among organizations by recognizing lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. The Company elected to early adopt ASC 842 on January 1, 2020, or the effective date, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to utilize various practical expedients upon transition, which permits companies to not reassess lease identification, classification, and initial direct costs under ASC 842 for leases that commenced prior to the effective date. Upon adoption, the Company recorded lease liabilities of $11.6 million, right-of-use assets of $6.8 million, and a reduction of existing deferred rent balances of $4.8 million on the balance sheet as of January 1, 2020.

In May 2014, the FASB, issued ASC 606, which superseded the revenue requirements in ASC 605. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Effective January 1, 2019, the Company adopted ASC 606 using the modified retrospective transition method.

As a result of adopting ASC 606, the Company recorded a $1.0 million transition adjustment in the first quarter of 2019 to reduce the opening balance of accumulated deficit as of January 1, 2019 primarily as a result of the treatment of the up-front consideration received from the Company’s collaboration agreements under prior revenue recognition guidance. During the year ended December 31, 2020, the Company recorded $19.5 million in revenue that was included in deferred revenue as of December 31, 2019.

Other accounting standards updates issued, but not effective until after December 31, 2020, are not expected to have a material effect on the Company’s consolidated financial position, statements of operations or cash flows.

NOTE 2:	PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consisted of the following as of December 31 (in thousands):

	2020	2019
Construction in progress	$1,894	$697
Leasehold improvements	26,580	25,969
Software	394	328
Laboratory equipment	21,240	19,251
Office equipment	1,542	1,602
Furniture and fixtures	2,518	2,373
Total property, equipment and software	54,168	50,220
Less accumulated depreciation and amortization	19,078	10,649
Property, equipment and software - net	$35,090	$39,571

Depreciation expense, including amortization of leasehold improvements and software, was $8.7 million and $5.3 million for the years ended December 31, 2020 and December 31, 2019, respectively.

NOTE 3:	INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of December 31 (in thousands):

	2020	2019
License cost	$1,831	$1,831
Less: accumulated amortization	(340)	(281)
Less: impairments	(118)	(118)
Intangible assets, net	1,373	1,432

Amortization expense of intangible assets was less than $0.1 million for the years ended December 31, 2020 and December 31, 2019. Amortization expense for intangible assets with definite lives will be less than $0.1 million for each of the next five years with the remaining $0.7 million amortized to expense in 2026 and beyond.

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

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of December 31, 2020 there were 5,031,848 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of January 1, 2021, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 4,153,915 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of December 31, 2020, 1,933,781 shares were available to be issued under the 2019 Plan. The 2019 Plan had 5,512,422 stock options outstanding as of December 31, 2020.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of January 1, 2021, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 1,038,478 shares pursuant to this provision. No more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2020, we had issued 126,228 shares under the 2019 ESPP.         As of December 31, 2020, 910,324 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of $0.4 million and less than $0.1 million during the years ended December 31, 2020 and December 31, 2019, respectively.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2020	2019
Employee	$12,639	$8,354
Nonemployee	1,147	586
	$13,786	$8,940

Share-based compensation expense is included in the following line items in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2020	2019
Research and development	$8,338	$5,639
General and administrative	5,448	3,301
	$13,786	$8,940

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Years Ended December 31,
	2020	2019
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	73.70%	68.25%
Weighted-average risk-free interest rate	0.60%	1.98%
Expected term of options (in years)	6.55	6.61
Weighted-average fair value per option	$4.81	$7.62

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

The following table summarizes activity in the Company’s stock option plans for the years ended December 31, 2020 and December 31, 2019:

	Outstanding Option Shares	Weighted- Average Exercise Price
Balance as of January 1, 2019	7,763,464	5.00
Granted	2,647,236	11.64
Exercised	(940,940)	1.34
Forfeited/canceled	(550,644)	10.47
Balance as of December 31, 2019	8,919,116	7.02
Granted	4,011,728	7.26
Exercised	(1,411,188)	0.49
Forfeited/canceled	(975,386)	8.17
Balance as of December 31, 2020	10,544,270	7.88

The intrinsic value of stock options exercised was $10.3 million and $10.6 million during the years ended December 31, 2020 and December 31, 2019, respectively.

There was approximately $30.5 million of total unrecognized compensation cost related to unvested stock options as of December 31, 2020, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes certain information about stock options granted under the stock option plans which are vested or expected to vest as of December 31, 2020 and December 31, 2019.

Years Ended December 31,		Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
2020	Expected to be exercisable	10,544,270	7.23	$7.88
2020	Currently exercisable	4,582,708	5.48	$6.69
2019	Expected to be exercisable	8,919,116	7.19	$7.02
2019	Currently exercisable	4,082,663	5.08	$3.12

The following table summarizes certain information about stock options outstanding under the stock option plans for the years ending December 31, 2020 and December 31, 2019, respectively:

Year Ended December 31, 2020
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$0.01 - $0.04	717,949	0.61	717,949
$0.41 - $1.20	1,472,717	5.11	1,364,991
$5.67 - $9.46	4,414,103	8.75	494,811
$10.17 - $13.80	3,874,957	7.58	1,954,663
$14.91 - $16.00	64,544	4.51	50,294
	10,544,270		4,582,708

Year Ended December 31, 2019
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$0.01 - $0.04	1,385,203	1.50	1,385,203
$0.41 - $1.20	2,310,993	6.32	1,721,811
$7.74 - $9.46	1,266,454	9.44	131,644
$10.17 - $13.80	3,891,922	8.96	844,005
$14.91 - $16.00	64,544	9.59	—
	8,919,116		4,082,663

NOTE 6:	RETIREMENT PLAN

In January 2011, the Company established a defined contribution 401(k) retirement savings plan (the “Retirement Plan”) to all full-time employees. Employee contributions to the Retirement Plan can be 100% of annual compensation up to the prescribed annual maximum under the Internal Revenue Code. Administrative fees of less than $0.1 million were paid by the Company for the years ended December 31, 2020 and December 31, 2019.

The Retirement Plan includes a safe-harbor matching employer contribution equal to 100% of participants’ deferral contributions up to 4%. The Company made contributions of $0.8 million and $0.6 million to the Retirement Plan during the years ended December 31, 2020 and December 31, 2019, respectively. Retirement plan contributions made by the Company are recorded to research and development expense and general and administrative expense as incurred and are included in the consolidated statement of operations.

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

The Company is working closely with its clinical sites, physician partners and the patient community to monitor and manage the ongoing impact of the COVID-19 pandemic. The Company remains committed to its clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic have caused delays in the Company’s clinical trial site activation and impacted its ability to enroll patients. The Company may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing its planned and ongoing clinical trials, and the Company may incur other unforeseen costs as a result. While the extent to which COVID-19 may continue to impact the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows. The Company is continuing to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of its business.

Leases

The Company has operating leases for real estate in North Carolina and does not have any finance leases.

Many of the Company’s leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liabilities on the Company’s consolidated balance sheet are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain to not exercise.

The Company has existing leases that include variable lease payments that are not included in the right-of-use asset and lease liabilities and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges and fluctuations in rent payments that are driven by factors such as future changes in an index (e.g. the Consumer Price Index).

The Company has existing leases in which the non-lease components (e.g., common area maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use assets and lease liabilities but rather reflected as an expense in the period incurred.  The elements of lease expense were as follows:

(in thousands)	Year Ended December 31, 2020
Lease Cost
Operating lease cost	$1,922
Short-term lease cost	405
Variable lease cost	926
Total Lease Cost	$3,253

Other Information
Operating cash flows used for operating leases	2,755
Operating lease liabilities arising from obtaining right-of-use assets	623

Operating Leases
Weighted average remaining lease term (in years)	4.7

Operating Leases
Weighted average discount rate	7.9%

Future lease payments under non-cancelable leases with terms of greater than one year as of December 31, 2020, were as follows:

(in thousands)	December 31, 2020
2021	$2,685
2022	2,769
2023	2,848
2024	2,134
2025	1,086
2026 and beyond	1,108
Total lease payments	12,630
Less: imputed interest	2,111
Total operating lease liabilities	$10,519

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

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2020	2019
Outstanding share-based compensation awards	10,544,270	4,032,359
Total	10,544,270	4,032,359

NOTE 9:	DEBT

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

The aggregate availability under the Pacific Western Loan is $30.0 million. The Pacific Western Loan matures on June 23, 2023 as a result of the events discussed in Note 14, Subsequent Events. All outstanding principal amounts are due on the maturity date. The Company must also maintain an aggregate balance of unrestricted cash at Bank (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

The interest rate under the Pacific Western Loan is a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Pacific Western Loan), or (b) 6.00%. There have been no borrowings under the Pacific Western Loan as of the date of this Annual Report on Form 10-K. The Company was in compliance with its financial covenants under the Pacific Western Loan as of December 31, 2020.

NOTE 10:	INCOME TAXES

The Company recorded no federal income tax expense and due to the operating losses incurred for the years ended December 31, 2020 and December 31, 2019. The Company recorded less than $0.1 million and no state income expense for the years ended December 31, 2020 and December 31, 2019, respectively.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Noncurrent deferred tax assets:
Net operating loss carryforwards	$39,264	$23,358
Contribution carryforwards	39	34
Deferred rent	—	1,099
Lease liability	2,336	—
Deferred revenue	18,684	13,172
Other assets	5,015	2,444
Tax credits	15,959	9,090
Less: valuation allowance	(79,273)	(47,734)
Total deferred tax assets, noncurrent	2,024	1,463

Noncurrent deferred tax liability:
Property and equipment	601	1,463
Right of use asset	1,423	—
Total deferred tax liabilities, noncurrent	2,024	1,463
Net deferred tax assets	$—	$—

As of December 31, 2020 and December 31, 2019, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. The net increase in the valuation allowance for the year ended December 31, 2020 of $31.5 million is comprised of an increase in the valuation allowance recorded against the deferred tax assets, primarily related to tax credits and net operating loss carryforwards for the year.

The reasons for the difference between actual income tax benefit for the years ended December 31, 2020 and December 31, 2019 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows (in thousands):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Pre-Tax Earnings	Amount	% of Pre-Tax Earnings
Income tax expense at statutory rate	$(22,887)	21.0%	$(19,505)	21.0%
State income taxes, net of federal tax benefit	(1,309)	1.2%	(1,827)	2.0%
Non-deductible expenses	(963)	0.9%	1,784	(1.9%)
R&D and orphan drug credits	(6,869)	6.3%	(4,810)	5.1%
Other	7	0.1%	(639)	0.7%
Change in state tax rate	512	(0.6%)	—	0.0%
Change in valuation allowance	31,532	(28.9%)	24,997	(26.9%)
Income tax (benefit) expense	$23	0.0%	$—	—

As of December 31, 2020, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $172.7 million, $116.5 million, and $0.6 million respectively. As of December 31, 2019, the Company had federal, state, and foreign NOL carryforwards of approximately $101.3 million, $101.7 million, and $0.4 million, respectively. Federal NOL carryforwards of $19.7 million begin to expire in 2030 while the remaining federal NOL carryforward of $153.0 million carries forward indefinitely. The state NOL carryforwards begin to expire in 2025. The foreign NOLs carryforward indefinitely. At December 31, 2020, the Company had federal and state research and development (“R&D”) tax credits of $9.9 million and an amount less than $0.1 million, which begin to expire in 2027 and 2030, respectively. At December 31, 2019, the Company had federal and state tax R&D credits of $7.2 million and an amount less than $0.1 million which begin to expire in 2027 and 2030, respectively. As of December 31, 2020 and December 31, 2019, the Company had federal Orphan Drug credits of $6.0 million and $1.8 million, respectively, which begin to expire in 2038. At December 31, 2020 and December 31, 2019, the Company had federal contribution carryforwards of $0.2 million and $0.1 million, respectively, which begin to expire in 2021.

The Company incorporated a subsidiary in Australia in 2018. However, the subsidiary has had minimal losses since inception. As such, there are no undistributed earnings as of December 31, 2020 and December 31, 2019.

The Company incorporated a subsidiary in the United Kingdom in 2019. However, the subsidiary has had minimal activity since inception. As such, there are no undistributed earnings as of December 31, 2020 and December 31, 2019.

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

The Company reflects in the accompanying consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only if it is considered ‘more-likely-than-not’ that the position taken will be sustained by the appropriate taxing authority. As of December 31, 2020 and December 31, 2019, the Company had no unrecognized income tax benefits. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2020 and December 31, 2019, the Company had no such accruals.

The Tax Cuts and Jobs Act of 2017 subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in years ends December 31, 2020 or December 31, 2019 and therefore, no GILTI tax has been recorded for the years then ended.

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

As of December 31, 2020, the Company held an insignificant amount of cash equivalents. As of December 31, 2019, the Company held cash equivalents which were composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations.

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$10	$10	$—	$—
Repurchase agreements	—	—	—	—
	$10	$10	$—	$—

December 31, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,395	$3,395	$—	$—
Repurchase agreements	173,000	—	173,000	—
	$176,395	$3,395	$173,000	$—

NOTE 12:	COLLABORATION AND LICENSE AGREEMENTS

Development and Commercial License Agreement with Servier

On February 24, 2016, the Company entered into a development and commercial license agreement, as subsequently amended, with predecessor entities to Servier. This agreement establishes a collaboration between the Company and Servier to develop allogeneic chimeric antigen receptor T (“CAR T”) cell therapies for up to six unique antigen targets selected by Servier. Servier selected one target at the agreement’s inception and, in 2020, selected two additional hematological cancer targets beyond CD19 and two new solid tumor targets. Servier is required to make a milestone payment to the Company upon achievement of an early-stage pre- investigational new drug application (“IND”) development milestone event completed for each of the four targets selected after execution of the contract. The Company granted Servier a development license and will perform early-stage R&D on the selected targets and develop the resulting therapeutic product candidates through Phase 1 clinical trials and manufacture clinical trial material for use in Phase 2 clinical trials. Also, the Company and Servier have formed a joint steering committee (“JSC”) to provide high-level oversight and decision making regarding the activities covered under the agreement.

The Company received an upfront payment of $105.0 million under the agreement in 2016. At the Phase 2 readiness stage for any product candidate, Servier may exercise a commercial option, subject to payment of commercial option exercise fees, to proceed with development and commercialization of the product candidate and perform late-stage R&D, including Phase 2 and Phase 3 clinical trials and obtaining regulatory approvals. The Company has the ability to receive total payments, in the aggregate across all five targets selected by Servier, of up to approximately $1.4 billion, including the upfront payment of $105.0 million and up to $1.3 billion in milestone payments, consisting of up to $329.3 million in development milestone payments and up to $925.0 million in commercial milestone payments. The Company is also entitled to receive tiered royalties ranging from the mid-single digit percentages to the sub-teen percentages on worldwide net sales of any products developed, subject to customary potential reductions. The Company also has the right to opt in and participate in the development and commercialization of any products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States. This will require the Company to pay a co-development and co-promotion option fee on each licensed product for which the Company elects to participate. This option is exercisable at the Phase 2 readiness stage and only after Servier exercises its commercial option.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the promises in the agreement represent transactions with a customer. The Company has determined that the promises associated with the research and development activities for each of the five targets are not distinct because they are all based on the ARCUS proprietary genome editing platform. The Company has concluded that the agreement with Servier contains the following promises: (i) a development license; (ii) performance of early-stage R&D services, (iii) the manufacture of clinical trial material for use in Phase 2 clinical trials, and (iv) JSC participation. The Company determined that the license, manufacture of clinical trial material, and R&D services were not distinct from each other, as the license, pre-clinical and clinical supply, and R&D services are highly interdependent upon one another. Participation on the JSC to oversee the research and development activities are combined into the single performance obligation as these activities are highly interdependent with the other R&D services. As such, the Company determined that these promises should be combined into a single performance obligation.

Under the agreement with Servier, in order to evaluate the appropriate transaction price, the Company determined that the upfront amount of $105.0 million constituted the entire consideration to be included in the transaction price as of the outset of the arrangement. As such, this amount was allocated to the single performance obligation. The commercial option exercise fees that may be received are excluded from the transaction price until each customer option is exercised as it was determined that the options are not material rights. The potential development milestone payments that the Company is eligible to receive prior to the exercise of the options as well as commercial milestones, were excluded from the transaction price at the outset of the arrangement, as all milestone amounts were fully constrained based on the probability of achievement, since the milestones relate to successful achievement of certain developmental goals, which might not be achieved. None of the future royalty payments were included in the transaction price, as the potential payments represent sales-based consideration. The Company will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The Company recognizes revenue from the upfront payment of $105.0 million and variable consideration related to development milestones achieved on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation, which is based on the actual time of R&D activities performed relative to expected time to be incurred in the future to satisfy the performance obligation. Management evaluates and adjusts the total expected research effort for the performance obligation on a quarterly basis based upon actual research accomplishments and the probability of continuing research efforts in the future. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The remaining performance obligation is expected to be satisfied over approximately a five year period as of December 31, 2020.

During the years ended December 31, 2020 and December 31, 2019, the Company recognized revenue under the agreement with Servier of approximately $18.0 million and $7.3 million, respectively. Deferred revenue related to the agreement with Servier amounted to $82.9 million and $80.9 million as of December 31, 2020 and December 31, 2019, respectively, of which $28.9 million and $15.0 million, respectively, is included in current liabilities.

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

Revenue associated with the combined performance obligation was recognized on a straight-line basis as the R&D services were provided through the Termination Notice Date. During the years ended December 31, 2020 and 2019, the Company recognized revenue under the Gilead Agreement of approximately $3.9 million and $13.3 million, respectively. The Company did not have deferred revenue related to the Gilead Agreement as of December 31, 2020. Deferred revenue was $1.5 million as of December 31, 2019. No development or sales-based milestone payments were received during the twelve months ended December 31, 2020.

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

Presented below is the financial information with respect to the Company’s reportable segments:

	For the Years Ended December 31,
(in thousands)	2020	2019
Revenue:
Therapeutics	$21,863	$20,632
Food	2,422	1,606
Total segment revenue	24,285	22,238
Segment operational cash expenditures:
Therapeutics	$71,841	$70,059
Food	7,587	6,984
Total segment operational cash expenditures	79,428	77,043
Segment operating loss:
Therapeutics	$(49,978)	$(49,427)
Food	(5,165)	(5,378)
Total segment operating loss	$(55,143)	$(54,805)
Adjustments to reconcile segment operating loss to consolidated loss from operations
Corporate general and administrative cash expenditures	$(30,090)	$(32,569)
Interest income received included in segment operating loss	(822)	(4,267)
Depreciation and amortization	(8,777)	(5,317)
Amortization of right-of-use asset	(1,036)	-
Share-based compensation	(13,786)	(8,940)
Loss on disposal of assets	35	(22)
Adjustments to reconcile cash expenditures to GAAP expenses	(209)	18,716
Total consolidated loss from operations	$(109,828)	$(87,204)

Note 14: Subsequent Events

Closing of Development and License Agreement and Stock Purchase Agreement with Eli Lilly and Company

On January 6, 2021, the Company and Eli Lilly and Company (“Lilly”) closed their previously announced Development and License Agreement (“the Development and License Agreement”) following clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and completed the transactions under their previously announced Stock Purchase Agreement (the “Stock Purchase Agreement”). In connection with the closing, the Company received an upfront cash payment of $100.0 million pursuant to the Development and License Agreement and received $35.0 million from Lilly’s purchase of 3,762,190 newly issued shares of the Company’s common stock pursuant to the Stock Purchase Agreement.

Under the Development and License Agreement, the Company will collaborate with Lilly to discover and develop in vivo gene editing products incorporating the Company’s ARCUS nucleases. Lilly has initially nominated Duchenne muscular dystrophy and two gene targets for other genetic disorders, and has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement (the “Nomination Period”). Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that the Company will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage the Company for additional clinical and/or initial commercial manufacture of licensed products.

Pursuant to the Development and License Agreement, the Company will also be eligible to receive milestone payments of up to an aggregate of $420.0 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, the Company will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product. No revenue was recognized under the Development and License agreement in the twelve months ended December 31, 2020.

Duke License

As a result of the closing of the Development and License Agreement in January 2021, we will be required to make payments under the Duke License of $3.0 million in 2021, net of any outstanding credits.

Extension of Maturity date of Revolving Line with Pacific Western bank

Pursuant to the terms of the Pacific Western Loan regarding the Company receiving cash from the issuance of the Company’s equity securities and/or from strategic partnerships, the maturity date of the Revolving Line was extended from June 23, 2022 to June 23, 2023 as a result of the proceeds received from Lilly in connection with the closing of the Development and License Agreement and Stock Purchase Agreement in January 2021.