Form 10-Q
period 2021-03-31
PRECISION BIOSCIENCES INC
filed 2021-05-13
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 57,480,326 shares of common stock, $0.000005 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors.” These risks and uncertainties include, but are not limited to:

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

•

The ongoing novel coronavirus disease, COVID-19, has impacted our business and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$193,460	$89,798
Accounts receivable	19,263	10,000
Prepaid expenses	6,381	5,762
Other current assets	35	4
Total current assets	219,139	105,564
Property, equipment, and software—net	33,887	35,090
Intangible assets—net	1,358	1,373
Right-of-use assets	6,120	6,410
Other assets	1,812	1,721
Total assets	$262,316	$150,158
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$445	$792
Accrued compensation	2,634	5,745
Accrued clinical and research and development expenses	3,598	3,269
Deferred revenue	53,094	30,236
Lease liabilities	1,996	1,933
Other current liabilities	2,030	854
Total current liabilities	63,797	42,829
Deferred revenue	131,243	53,926
Lease liabilities	8,062	8,586
Other noncurrent liabilities	392	392
Total liabilities	203,494	105,733
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 58,032,901 shares issued and 57,222,429 shares outstanding as of March 31, 2021; 53,503,124 shares issued and 52,692,652 shares outstanding as of December 31, 2020	—	—
Additional paid-in capital	364,536	331,450
Accumulated deficit	(304,762)	(286,073)
Treasury stock	(952)	(952)
Total stockholders’ equity	58,822	44,425
Total liabilities and stockholders’ equity	$262,316	$150,158

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue	$16,349	$6,998
Operating expenses
Research and development	25,593	24,879
General and administrative	9,498	9,615
Total operating expenses	35,091	34,494
Loss from operations	(18,742)	(27,496)
Other income:
Interest income	53	660
Net loss and net loss attributable to common stockholders	$(18,689)	$(26,836)
Net loss per share attributable to common stockholders-basic and diluted	$(0.33)	$(0.52)
Weighted average shares of common stock outstanding-basic and diluted	56,625,024	51,312,770

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- January 1, 2020	51,965,708	$—	$316,333	$(177,067)	$(952)	$138,314
Stock option exercises	244,999	—	212	—	—	212
Issuance of common stock under employee stock purchase plan	42,620	—	239	—	—	239
Share-based compensation expense	—	—	3,105	—	—	3,105
Net loss	—	—	—	(26,836)	—	(26,836)
Balance- March 31, 2020	52,253,327	$—	$319,889	$(203,903)	$(952)	$115,034

Balance- January 1, 2021	53,503,124	$—	$331,450	$(286,073)	$(952)	$44,425
Stock option exercises	676,791	—	1,297	—	—	1,297
Issuance of common stock under employee stock purchase plan	90,796	—	418	—	—	418
Share-based compensation expense	—	—	3,632	—	—	3,632
Issuance of common stock to collaboration partners	3,762,190	—	27,739	—	—	27,739
Net loss	—	—	—	(18,689)	—	(18,689)
Balance- March 31, 2021	58,032,901	$—	$364,536	$(304,762)	$(952)	$58,822

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,689)	$(26,836)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,176	2,155
Share-based compensation	3,632	3,105
Loss on disposal of property, equipment, and software	23	—
Amortization of right-of-use assets	290	235
Changes in operating assets and liabilities:
Prepaid expenses	(619)	1,635
Accounts receivable	(9,263)	(2,894)
Other assets and other current assets	(6)	1,411
Accounts payable	221	(266)
Other current liabilities	(2,146)	(916)
Deferred revenue	92,914	(3,139)
Lease liabilities and right-of-use assets	(461)	(400)
Net cash provided by (used in) operating activities	68,072	(25,910)
Cash flows from investing activities:
Purchases of property, equipment and software	(1,125)	(1,103)
Net cash used in investing activities	(1,125)	(1,103)
Cash flows from financing activities:
Proceeds from stock option exercises	1,297	212
Proceeds from employee stock purchase plan	418	239
Deferred offering costs	—	(137)
Proceeds from issuance of common stock to collaboration partners	35,000	—
Net cash provided by financing activities	36,715	314
Net increase (decrease) in cash and cash equivalents	103,662	(26,699)
Cash and cash equivalents—beginning of period	89,798	180,886
Cash and cash equivalents —end of period	$193,460	$154,187

Supplemental disclosures of noncash financing and investing activities:
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$637	$651
Deferred offering costs included in accounts payable, accrued expenses and other current liabilities	$—	$66

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Precision BioSciences, Inc. (the “Company”) was incorporated on January 26, 2006 under the laws of the State of Delaware and is based in Durham, North Carolina. The Company is dedicated to improving life through the application of its pioneering, proprietary ARCUS genome editing platform to treat human diseases and create healthy and sustainable food and agricultural solutions.  The Company is actively developing product candidates through two reportable segments: Therapeutics and Food.  The Therapeutics segment is focused on allogeneic chimeric antigen receptor T (“CAR T”) cell immunotherapy and in vivo gene correction.  The Food segment focuses on applying ARCUS to develop food and nutrition products through collaboration agreements with consumer-facing companies.

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

Management believes that existing cash and cash equivalents at the time these financial statements were issued, expected operational receipts and available credit will allow the Company to continue its operations into 2023. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 18, 2021.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position as of March 31, 2021 and condensed consolidated results of operations for the three months ended March 31, 2021 and 2020 and the condensed consolidated cash flows for the three months ended March 31, 2021 and 2020, have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the three months ended March 31, 2021, the Company recorded cumulative catch up adjustments that increased revenue recognition by $2.9 million, in addition to a contract liability adjustment, for changes in total estimated effort to be incurred in the future to satisfy the performance obligation and changes to the transaction price related to variable consideration for development milestones that were constrained in prior periods. During the three months ended March 31, 2021, the Company recorded $11.0 million in revenue that was included in deferred revenue as of December 31, 2020.

Invoices issued as stipulated in contracts prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in the accompanying condensed consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in the other current assets line item in the accompanying condensed consolidated balance sheets.

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

For additional discussion of accounting for collaboration revenues, see Note 8, “Collaboration and License Agreements.”

NOTE 2:	STOCKHOLDERS’ EQUITY

Capital Structure

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

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of March 31, 2021 there were 4,307,433 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of March 31, 2021, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 4,153,915 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of March 31, 2021, 4,105,617 shares were available to be issued under the 2019 Plan. The 2019 Plan had 5,495,916 stock options outstanding as of March 31, 2021.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of March 31, 2021, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 1,038,478 shares pursuant to this provision. No more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2021, the Company had issued 217,024 shares under the 2019 ESPP. As of March 31, 2021, 1,346,454 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of less than $0.1 million during each of the three months ended March 31, 2021 and 2020.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Employee	$3,278	$2,929
Nonemployee	354	176
	$3,632	$3,105

Share-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$2,082	$1,855
General and administrative	1,550	1,250
	$3,632	$3,105

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

Three Months Ended March 31,
2021
Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	73.69%
Weighted-average risk-free interest rate	0.66%
Expected life of options (in years)	6.43
Weighted-average fair value per option	8.32

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

The following table summarizes activity in the Company’s stock option plans for the three months ended March 31, 2021:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of January 1, 2020	10,544,270	$7.88
Granted	106,186	12.66
Exercised	(676,791)	1.92
Forfeited/canceled	(170,316)	10.92
Balance as of March 31, 2021	9,803,349	$8.29

The intrinsic value of stock options exercised was $6.8 million and $2.1 million during the three months ended March 31, 2021 and 2020, respectively.

There was approximately $27.1 million of total unrecognized compensation cost related to unvested stock options as of March 31, 2021, which is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 4:	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not currently subject to any material legal proceedings.

COVID-19 Pandemic

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. The Company has taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of its employees and the community.

The Company is working closely with its clinical sites, physician partners and the patient community to monitor and manage the ongoing impact of the COVID-19 pandemic. The Company remains committed to its clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic have caused delays in the Company’s clinical trial site activation and impacted its ability to enroll patients. The Company may also experience other difficulties, disruptions or delays in conducting preclinical studies, initiating, enrolling, conducting or completing its planned and ongoing clinical trials or supply chain disruptions, and the Company may incur other unforeseen costs as a result. While the extent to which COVID-19 may continue to impact the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

Leases

The Company has operating leases for real estate in North Carolina and does not have any finance leases.

Many of the Company’s leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liabilities on the Company’s condensed consolidated balance sheet are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain to not exercise.

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

The elements of lease expense were as follows:

(in thousands)	Three Months Ended March 31, 2021
Lease Cost
Operating lease cost	$491
Short-term lease cost	87
Variable lease cost	236
Total Lease Cost	$814

Other Information
Operating cash flows used for operating leases	665

Operating Leases
Weighted average remaining lease term (in years)	4.5

Operating Leases
Weighted average discount rate	7.9%

Future lease payments under non-cancelable leases with terms of greater than one year as of March 31, 2021, were as follows:

(in thousands)	March 31, 2021
2021 (excluding the 3 months ended March 31, 2021)	$2,022
2022	2,769
2023	2,848
2024	2,134
2025	1,086
2026 and beyond	1,108
Total lease payments	11,967
Less: imputed interest	1,909
Total operating lease liabilities	$10,058

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

In May 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PWB”), as subsequently amended (the “Pacific Western Loan”) pursuant to which the Company may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million (the “Revolving Line”).

The Pacific Western Loan matures on June 23, 2023. All outstanding principal amounts are due on the maturity date. The Company must also maintain an aggregate balance of unrestricted cash at Bank (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate under the Pacific Western Loan is a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Pacific Western Loan), or (b) 6.00%.

There have been no borrowings under the Pacific Western Loan as of the date of this Quarterly Report on Form 10-Q. The Company was in compliance with its financial covenants under the Pacific Western Loan as of March 31, 2021.

NOTE 6:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred losses for the three months ended March 31, 2021 and is forecasting additional losses through the remainder of fiscal year ending December 31, 2021, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740.

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

As of March 31, 2021, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

As of March 31, 2021, the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. As of December 31, 2020, the Company held an insignificant amount of cash equivalents.

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

March 31, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$18	$18	$—	$—
Repurchase agreements	45,000	—	45,000	—
	$45,018	$18	$45,000	$—

December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$10	$10	$—	$—
Repurchase agreements	$—	—	$—	—
	$10	$10	$—	$—

NOTE 8:	COLLABORATION AND LICENSE AGREEMENTS

Development and Commercial License Agreement with Servier

On February 24, 2016, the Company entered into a development and commercial license agreement, as subsequently amended, with predecessor entities to Servier. This agreement established a collaboration between the Company and Servier to develop allogeneic CAR T cell therapies for up to six unique antigen targets selected by Servier. Servier selected one target at the agreement’s inception and, in 2020, selected two additional hematological cancer targets beyond CD19 and two new solid tumor targets. The Company granted Servier a development license and agreed to perform early-stage R&D on the selected targets and develop the resulting therapeutic product candidates through Phase 1 clinical trials and manufacture clinical trial material for use in Phase 2 clinical trials.

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

As further discussed in Note 10, Subsequent Events, on April 9, 2021, the Company entered into a Program Purchase Agreement (the “Program Purchase Agreement”) with Servier, pursuant to which the Company terminated the development and commercial license agreement, as amended (“the Servier Agreement”) by mutual agreement. Pursuant to the terms of the Program Purchase Agreement, the Company regained full global rights to research, develop, manufacture and commercialize products resulting from the Servier Agreement, with sole control over all activities.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue under the development and commercial license agreement with Servier of approximately $10.3 million and $2.1 million, respectively. Deferred revenue related to the development and commercial license agreement with Servier amounted to $81.3 million and $82.9 million as of March 31, 2021 and December 31, 2020, respectively, of which $29.4 million and $28.9 million, respectively is included in current liabilities.

Development and License Agreement with Eli Lilly

On November 19, 2020, the Company, entered into a development and license agreement (the “Development and License Agreement”) with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating the Company’s ARCUS nucleases. Lilly has initially nominated Duchenne muscular dystrophy and two other gene targets for other genetic disorders, and has the right to nominate up to three additional gene targets for genetic disorders. Additionally, under the terms of the Development and License Agreement, Lilly has the option to replace up to two gene targets upon Lilly’s election and payment of a replacement target fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that the Company will be responsible for conducting certain pre-clinical research and investigational new drug application (“IND”) enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage the Company for additional clinical and/or initial commercial manufacture of licensed products.

Upon closing of the Development and License Agreement on January 6, 2021, the Company received an upfront cash payment of $100.0 million. The Company will also be eligible to receive milestone payments of up to an aggregate of $420.0 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, the Company will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product. Simultaneously with the entry into the Development and License Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Share Purchase Agreement”), pursuant to which Lilly purchased 3,762,190 shares of the Company’s common stock for a purchase price of $35.0 million. Management concluded that the Lilly Share Purchase Agreement is to be combined with the Development and License Agreement (together, the “Combined Agreements”) for accounting purposes. Of the total $135.0 million upfront compensation, the Company applied equity accounting guidance to measure the $27.7 million recorded in equity upon the issuance of the shares, and $107.3 million was identified as the transaction price allocated to the revenue arrangement.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the promises in the agreement represent transactions with a customer. The Company has determined that the promises associated with the research and development activities for each of the targets are not distinct because they are all based on the ARCUS proprietary genome editing platform. The Company has concluded that the agreement with Lilly contains the following promises: (i) license of intellectual property; (ii) performance of R&D services, (iii) the manufacture of pre-clinical supply, (iv) Joint Steering Committee (“JSC”) Participation, and (v) regulatory responsibilities. The Company determined that the license of intellectual property, R&D services, manufacture of pre-clinical development material, and regulatory responsibilities were not distinct from each other, as the license, R&D services, pre-clinical supply, and regulatory responsibilities are highly interdependent upon one another. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. As such, the Company determined that these promises should be combined into a single performance obligation.

The Company recognizes revenue from the $100.0 million upfront cash payment, $7.3 million allocated to the transaction price from the Stock Purchase Agreement, and variable consideration on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation, which is based on the actual time of R&D activities performed relative to expected time to be incurred in the future to satisfy the performance obligation. Management evaluates and adjusts the total expected research effort for the performance obligation on a quarterly basis based upon actual research accomplishments and the probability of continuing research efforts in the future. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

During the three months ended March 31, 2021 the Company recognized revenue under the agreement with Lilly of approximately $5.4 million. The Company recognized no revenue under the agreement with Lilly in 2020. Deferred revenue related to the agreement with Lilly amounted to $102.4 million as of March 31, 2021, of which $23.0 million was included in current liabilities as of March 31, 2021. No deferred revenue related to the Development and License Agreement with Lilly was recorded as of December 31, 2020.

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

Revenue associated with the combined performance obligation was recognized on a straight-line basis as the R&D services were provided through the Termination Notice Date. During the three months ended March 31, 2021 and 2020, the Company recognized no  revenue and approximately $3.3 million of revenue under the Gilead Agreement, respectively. The Company did not have deferred revenue related to the Gilead Agreement as of March 31, 2021 or December 31, 2020. No development or sales-based milestone payments were received under the Gilead Agreement.

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

Presented below is the financial information with respect to the Company’s reportable segments:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue:
Therapeutics	$15,679	$5,473
Food	670	1,525
Total segment revenue	16,349	6,998
Segment operational cash expenditures:
Therapeutics	$22,863	$19,257
Food	2,292	2,818
Total segment operational cash expenditures	25,155	22,075
Segment operating loss:
Therapeutics	$(7,184)	$(13,784)
Food	(1,622)	(1,293)
Total segment operating loss	(8,806)	(15,077)
Adjustments to reconcile segment operating loss to consolidated loss from operations:
Corporate general and administrative cash expenditures	$(7,944)	$(5,903)
Interest income received	(53)	(660)
Depreciation and amortization	(2,176)	(2,155)
Amortization of right-of-use asset	(290)	(235)
Share-based compensation	(3,632)	(3,105)
Loss on disposal of assets	23	-
Adjustments to reconcile cash expenditures to GAAP expenses	4,136	(361)
Total consolidated loss from operations	$(18,742)	$(27,496)

NOTE 10:SUBSEQUENT EVENTS

On April 9, 2021, the Company entered into a Program Purchase Agreement with Servier (the “Program Purchase Agreement”), pursuant to which the Company reacquired all of its global development and commercialization rights previously granted to Servier pursuant to the Servier Agreement, and terminated the Servier Agreement by mutual agreement pursuant to the terms described herein.

The Program Purchase Agreement terminates the Servier Agreement, pursuant to which the Company has developed certain allogeneic CAR T candidates, including PBCAR0191 and the stealth cell PBCAR19B, each targeting CD19, as well as four additional product targets.  Pursuant to the termination and reacquisition, the Company has regained full global rights to research, develop, manufacture and commercialize products resulting from such programs, with sole control over all activities. With respect to products directed to CD19, Servier has certain rights of negotiation, which may be exercised during a specified time period if the Company elects to initiate a process or entertain third party offers for partnering such products.

The Program Purchase Agreement requires the Company to pay an upfront payment of $20.0 million in a combination of cash ($1.25 million) and waiver of earned, but as-yet unpaid milestones totaling $18.75 million that would have been otherwise payable to the Company. The Program Purchase Agreement also requires the Company to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from any continued development and commercialization of the programs by the Company, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If the Company enters into specified product partnering transactions, the Program Purchase Agreement requires the Company to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties.

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

Overview

We are a life sciences company dedicated to improving life through the application of our pioneering, proprietary ARCUS genome editing platform. We leverage ARCUS in the development of our product candidates, which are designed to treat human diseases and create healthy and sustainable food and agricultural solutions. We are actively developing product candidates in three innovative areas: allogeneic CAR T cell immunotherapy, in vivo gene correction, and food. We are currently conducting a Phase 1/2a clinical trial of PBCAR0191 in adult patients with relapsed or refractory (“R/R”) non-Hodgkin lymphoma (“NHL”), or R/R B-cell precursor acute lymphoblastic leukemia (“B-ALL”). PBCAR0191 is our first gene-edited allogeneic chimeric antigen receptor (“CAR”) T cell therapy candidate targeting CD19. We have received orphan drug designation for PBCAR0191 from the U.S. Food and Drug Administration, (“FDA”) for the treatment of acute lymphoblastic leukemia (“ALL”). In August 2020, the FDA granted Fast Track Designation for PBCAR0191 for the treatment of B-ALL. The NHL cohort will include patients with mantle cell lymphoma (“MCL”), an aggressive subtype of NHL, for which we have received orphan drug designation from the FDA. Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers, and is designed to avoid graft-versus-host disease (“GvHD”), a significant complication associated with donor-derived, cell-based therapies. We believe that this trial, which is designed to assess the safety and tolerability of PBCAR0191 at increasing dose levels, as well as to evaluate anti-tumor activity, is the first U.S.-based clinical trial to evaluate an allogeneic CAR T therapy for R/R NHL. Furthermore, we believe that our proprietary, one-step engineering process for producing allogeneic CAR T cells with a potentially optimized cell phenotype, at large scale in a cost-effective manner, will enable us to overcome the fundamental clinical and manufacturing challenges that have limited the CAR T field to date.

In April 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our second allogeneic CAR T cell therapy product candidate, PBCAR20A. PBCAR20A is wholly owned by us and targets the validated tumor cell surface target CD20. It is being investigated in R/R NHL, including those with R/R chronic lymphocytic leukemia (“CLL”), or R/R small lymphocytic lymphoma (“SLL”). A subset of the NHL patients will have the diagnosis of MCL and we have received orphan drug designation for PBCAR20A from the FDA for the treatment of this disease. In February 2021, the study began enrolling patients into dose level 3, a fixed dose of 480 x 106 cells with a max dose of 6.0 x 106 cells/kg. We expect to provide an interim update for the PBCAR20A study in 2021.

In June 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our third allogenic CAR T cell therapy product candidate, PBCAR269A. PBCAR269A is wholly owned by us and is designed to target B-cell maturation antigen (“BCMA”) for the treatment of R/R multiple myeloma and we have received orphan drug designation and Fast Track Designation from the FDA for this indication. The starting dose of PBCAR269A was 6 x 105 cells/kg. In February 2021, the study began enrolling patients into its highest dose cohort, dose level 3, 6.0 x 106 cells/kg. We expect to provide an interim update for the PBCAR269A study in 2021. We also expect to initiate the combination arm of our ongoing Phase 1/2a clinical study with PBCAR269A and nirogacestat, SpringWorks Therapeutics’ investigational gamma secretase inhibitor (“GSI”), in the first half of 2021. In April 2021, we introduced PBCAR269B, a next-generation, BCMA-targeted candidate incorporating stealth cell technology, for the treatment of R/R multiple myeloma. We are conducting IND-enabling studies for PBCAR269B and expect to submit an IND in early 2022.

In November 2020, we announced a research collaboration and exclusive license agreement with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders, with an initial focus on Duchenne muscular dystrophy (“DMD”) and two other undisclosed gene targets. Under the agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement, which may be extended to six years upon Lilly’s election and payment of an extension fee. In January 2021, we entered into the Development and License Agreement and completed the transactions under the Stock Purchase Agreement. In connection with the closing of the transactions, we received an upfront cash payment of $100.0 million under the Development and License agreement and $35.0 million in exchange for 3,762,190 shares of our common stock under the Stock Purchase Agreement.

In December 2020, we announced interim clinical results from our Phase 1/2a study of PBCAR0191 as a treatment of R/R NHL and R/R B-ALL. As of the November 16, 2020 cutoff, 27 patients including 16 patients with aggressive NHL and 11 patients with aggressive B-ALL were enrolled and evaluated. In this dose escalation and dose expansion study, PBCAR0191 had an acceptable safety profile with no cases of graft versus host disease, no cases of Grade ≥ 3 cytokine release syndrome, and no cases of Grade ≥ 3 neurotoxicity. PBCAR0191 demonstrated longest durability of response to 11 months in B-ALL. PBCAR0191 with enhanced lymphodepletion (“eLD”) resulted in objective response rate of 83% (5/6) in NHL and B-ALL as compared to 33% (3/9) in NHL with standard lymphodepletion. Since the December 2020 interim data update, additional patients have been dosed with PBCAR0191 following eLD. We will continue to monitor the results for durability from this eLD regimen and expect to report updated interim results in June at ASCO 2021.

In January 2021, the FDA accepted our IND for PBCAR19B, our next-generation, stealth cell, CD19 allogenic CAR T candidate for patients with CD19-positive malignancies such as those with R/R NHL. The study is expected to begin by the end of May 2021. PBCAR19B will be administered at flat dose levels, beginning at 2.7 × 108 cells, with the ability to dose up to 8.1 × 108 cells per patient, following standard lymphodepletion. The primary objective of the study is to identify the maximum tolerated dose and any dose-limiting toxicities. Additionally, in January 2021, we announced we received a Notice of Allowance from the U.S. Patent and Trademark Office for a patent application covering PBCAR19B. The allowed composition claims of this patent application encompass genetically-modified human T cells comprising the PBCAR19B construct, which is inserted within the T cell receptor alpha constant locus. Once issued, patents arising from this patent family will have standard expiration dates in April 2040. In preclinical studies, PBCAR19B has shown to delay both T cell and natural killer cell mediated allogeneic rejection in vitro and may improve the persistence of allogeneic CAR T cells.

Also in January 2021, we disclosed our intention to spinout our wholly owned subsidiary, Elo Life Systems, Inc. (“Elo”). We are continuing to explore our strategic options, and expect that we will complete any such spinout, sale or other treatment of Elo in 2021.

In April 2021, we entered into the Program Purchase Agreement with Servier to reacquire all global development and commercialization rights for all CAR T partnered programs covered under the Servier Agreement. This includes our two clinical stage CD19-targeting allogeneic CAR T candidates, PBCAR0191 and PBCAR19B stealth cell, as well as four additional product targets. Under the terms of the Program Purchase Agreement, we paid $1.25 million in cash to Servier and agreed to waive earned, but as-yet unpaid milestones totaling $18.75 million that would have otherwise been payable to us. Servier is also eligible to receive milestones and low- to mid-single-digit royalties subject to product development achievement.

We expect to advance a program targeting the rare genetic disease primary hyperoxaluria type 1 (“PH1”) as our lead wholly owned in vivo gene correction program. PH1 affects approximately 1-3 people per million in the United States and is caused by loss of function mutations in the AGXT gene, leading to the accumulation of calcium oxalate crystals in the kidneys. Patients suffer from painful kidney stones which may ultimately lead to renal failure. Using ARCUS, we are developing a potential therapeutic approach to PH1 that involves knocking out a gene called HAO1 which acts upstream of AGXT. Suppressing HAO1 has prevented the formation of calcium oxalate in preclinical models. We therefore believe that a one-time administration of an ARCUS nuclease targeting HAO1 may be a viable strategy for a durable treatment of PH1 patients. Pre-clinical research has continued to progress, and we expect to provide an update on the PH1 program in mid-2021.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily with proceeds from upfront payments from collaboration and licensing agreements, our initial public offering (“IPO”), and private placements of convertible preferred stock and convertible debt.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. Our net losses were $18.7 million and $26.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $304.8 million.

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

Impact of COVID-19 Pandemic

We are closely monitoring how the ongoing COVID-19 pandemic continues to affect our employees, business, preclinical studies and clinical trials. The Company has taken steps in line with guidance from the U.S. CDC and the State of North Carolina to protect the health and safety of its employees and the community. We have implemented measures to mitigate exposure risks and support operations. We initiated a health and safety program addressing mandatory use of face masks, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities. We have also implemented temperature and symptom screening procedures at each location, and we have continuously communicated to all our Precisioneers that if they are not comfortable coming to work, regardless of role, then they do not have to do so.

We are working closely with our clinical sites, physician partners and the patient community to monitor and manage the impact of the evolving COVID-19 pandemic. We remain committed to our clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic have caused, and are likely to continue to cause delays in our clinical trial site activation and impact our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. We expect that the COVID-19 pandemic may continue to impact our business, including our preclinical studies and clinical trials. At this time, there is still significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our preclinical studies and any further impact to our clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides for, among other things, the deferral of the deposit and payment of certain taxes. Pursuant to the CARES Act, we continue to elect to defer payment of the employer's share of social security taxes since May 1, 2020. See “Risk Factors— The outbreak of the ongoing novel coronavirus disease, COVID-19 has impacted our business, or  and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” In Part II, Item 1A. of this Quarterly Report on Form 10-Q.

Therapeutics Segment Collaborations

Eli Lilly and Company

In November 2020, we entered into a research collaboration and exclusive license agreement with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated DMD and two gene targets for other genetic disorders, and has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement (the “Nomination Period”). Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

In January 2021, we and Lilly closed the Development and License Agreement. In connection with the closing, we received an upfront cash payment of $100.0 million in cash, as well as $35.0 million from Lilly’s purchase of 3,762,190 newly issued shares of our common stock pursuant to a stock purchase agreement as described below. We will also be eligible to receive milestone payments of up to an aggregate of $420.0 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, we will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product.

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

During the three months ended March 31, 2021 we recognized revenue under the agreement with Lilly of approximately $5.4 million. We did not recognize any revenue under the agreement with Lilly in 2020. Deferred revenue related to the agreement with Lilly amounted to $102.4 million as of March 31, 2021, of which $23.0 million was included in current liabilities as of March 31, 2021. No deferred revenue related to the Lilly Agreement was recorded as of December 31, 2020.

Servier

In February 2016, we entered into the Servier Agreement, pursuant to which we agreed to develop allogeneic CAR T cell therapies for five unique antigen targets. One target was selected at the agreement’s inception. Two additional hematological cancer targets beyond CD19 and two new solid tumor targets were selected in 2020. With the addition of these new targets, we received development milestone payments in 2020. Upon selection of an antigen target under the agreement, we agreed to perform early-stage research and development on individual T cell modifications for the selected target, develop the resulting therapeutic product candidates through Phase 1 clinical trials and prepare initial clinical trial material of such product candidates for use in Phase 2 clinical trials.

In April 2021, we entered into the Program Purchase Agreement with Servier to reacquire all global development and commercialization rights for all CAR T partnered programs covered under the Servier Agreement. This includes our two clinical stage CD19-targeting allogeneic CAR T candidates, PBCAR0191 and PBCAR19B stealth cell, as well as four additional product targets.

Under the terms of the Program Purchase Agreement, we paid $1.25 million in cash to Servier and agreed to waive earned, but as-yet unpaid milestones totaling $18.75 million that would have otherwise been payable to us. The Program Purchase Agreement also requires us to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from any continued development and commercialization of the programs, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If we enter into specified product partnering transactions, the Program Purchase Agreement requires us to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties.

Under the Servier Agreement, we recognized $10.3 million and $2.1 million in revenue during the three months ended March 31, 2021 and 2020, respectively. The amount recorded as deferred revenue was $81.3 million and $82.9 million as of March 31, 2021 and December 31, 2020, respectively.

SpringWorks Therapeutics

In September 2020, we entered into a Clinical Trial Collaboration Agreement with SpringWorks. Pursuant to the agreement, PBCAR269A will be evaluated in combination with nirogacestat, SpringWorks’ investigational GSI, in patients with R/R multiple myeloma. Under the terms of the agreement, we will bear all costs with the conduct of the clinical trial including providing PBCAR269A for use in the trial, and SpringWorks is responsible for providing nirogacestat at its sole cost and expense. We expect to initiate the combination arm of our ongoing Phase 1/2a clinical study with PBCAR269A and nirogacestat in the first half of 2021.

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

We recognized no revenue and $3.3 million in revenue under the Gilead Agreement during the three months ended March 31, 2021 and 2020, respectively. We did not receive any milestone payments under the Gilead Agreement.

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

Duke University

In April 2006, we entered into the Duke License, pursuant to which Duke University (“Duke”) granted us an exclusive (subject to certain non-commercial rights reserved by Duke), sublicensable, worldwide license under certain patents related to certain meganucleases and methods of making such meganucleases owned by Duke to develop, manufacture, use and commercialize products and processes that are covered by such patents, in all fields and in all applications. For additional discussion of the Duke License, see “Item 1. Business—License and Collaboration Agreements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

•

costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and ongoing and future clinical trials, including the costs of contract manufacturing organizations (“CMOs”) and our MCAT facility that will manufacture our clinical trial material for use in our preclinical studies and ongoing and potential future clinical trials;

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

We expense research and development costs as incurred. We track external research and development costs, including the costs of laboratory supplies and services, outsourced research and development, clinical trials, contract manufacturing, laboratory equipment and maintenance and certain other development costs, by product candidate if and when the program IND is accepted by the FDA. Internal and external costs associated with infrastructure resources, other research and development costs, facility related costs and depreciation and amortization that are not identifiable to a specific product candidate are included in the platform development, early-stage research and unallocated expenses category.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and March 31, 2020, together with the changes in those items in dollars:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Revenue	$16,349	$6,998	$9,351
Operating expenses:
Research and development	25,593	24,879	714
General and administrative	9,498	9,615	(117)
Total operating expenses	35,091	34,494	597
Loss from operations	(18,742)	(27,496)	8,754
Other income, net:
Interest income	53	660	(607)
Total other income, net	53	660	(607)
Net loss	$(18,689)	$(26,836)	$8,147

Revenue

Revenue for the three months ended March 31, 2021 was $16.3 million, compared to $7.0 million for the three months ended March 31, 2020. The increase of $9.3 million in revenue during the three months ended March 31, 2021 was primarily the result of a $8.2 million increase in collaboration revenue recognized from Servier, a $5.4 million increase in collaboration revenue recognized from Lilly, partially offset by a decrease of $3.3 million in revenue from Gilead and a $1.0 million decrease in revenue recognized from food segment partners.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$2,216	$2,337	$(121)
CD20 external development costs	789	1,153	(364)
BCMA external development costs	1,056	600	456
CD19B external development costs	1,259	—	1,259
Platform development, early-stage research and unallocated expenses:
Employee-related costs	10,602	9,104	1,498
Laboratory supplies and services	3,784	3,658	126
Sublicensing revenue payable to Duke	1,111	—	1,111
Outsourced research and development	598	2,752	(2,154)
CMOs and research organizations	284	1,651	(1,367)
Laboratory equipment and maintenance	489	353	136
Facility-related costs	900	802	98
Depreciation and amortization	1,833	1,839	(6)
Licensing fees	546	568	(22)
Other research and development costs	126	62	64
Total research and development expenses	$25,593	$24,879	$714

Research and development expenses for the three months ended March 31, 2021 were $25.6 million, compared to $24.9 million for the three months ended March 31, 2020. The increase of $0.7 million was primarily due to increases of $0.5 million and $1.3 million in direct research and development expenses related to our BCMA and CD19B programs, respectively. The increase in direct research and development expenses for our BCMA program was primarily due to an increase in research organization expenses as we continue to enroll additional patients in the Phase 1/2a clinical trial that commenced in 2020. The increase in direct research and development expenses for our CD19B program was primarily due to increases in lab services expense, CMO expense and research organization expense as we prepare to commence our Phase 1 clinical trial of CD19B in mid-2021. These increases were partially offset by decreases of $0.1 million and $0.4 million related to our CD19 and CD20 programs, respectively, as we completed technology transfer of CD19 and CD20 to our manufacturing facility in 2020, in addition to a decrease of $0.6 million in platform development, early-stage research and unallocated expense.

Platform development, early-stage research and unallocated expenses decreased primarily due to a $2.2 million decrease in outsourced research and development expense and a $1.4 million decrease in CMO and research organization expense. This was partially offset by a $1.5 million increase in employee-related costs associated with increased headcount to support our technology platform development and manufacturing capabilities, a $1.1 million sublicensing revenue payable to Duke, and a $0.4 million increase in various other research and development costs in the three months ended March 31, 2021 compared to the same period in 2020.

General and Administrative Expenses

General and administrative expenses were $9.5 million for the three months ended March 31, 2021 compared to $9.6 million for the three months ended March 31, 2020. The decrease of $0.1 million was primarily due to a $0.4 million decrease in consulting fees, partially offset by a $0.3 million increase in director and officer insurance expense.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2021 compared to $0.7 million for the three months ended March 31, 2020. The decrease of $0.6 million of interest income was the result of lower interest rates in three months ended March 31, 2021, compared to the same period in 2020.

Segment Results

The following tables summarize segment revenues and segment operating loss (see Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our segments):

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue:
Therapeutics	$15,679	$5,473
Food	670	1,525
Total segment revenue	16,349	6,998
Segment operational cash expenditures:
Therapeutics	$22,863	$19,257
Food	2,292	2,818
Total segment operational cash expenditures	25,155	22,075
Segment operating loss:
Therapeutics	$(7,184)	$(13,784)
Food	(1,622)	(1,293)
Total segment operating loss	(8,806)	(15,077)

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

Therapeutics Segment

Revenue for the three months ended March 31, 2021 was $15.7 million, compared to $5.5 million for the three months ended March 31, 2020. The increase of $10.2 million was primarily the result of a $8.2 million increase in collaboration revenue recognized from Servier and a $5.4 million increase in revenue recognized from Lilly, partially offset by a $3.3 million decrease in revenue recognized from Gilead.

Segment operational cash expenditures for the three months ended March 31, 2021 were $22.9 million, compared to $19.3 million for the three months ended March 31, 2020. The increase of $3.6 million was primarily due to increases in employee headcount, clinical trial activity across CD19B and BCMA clinical trials and scientific service providers. Segment operating loss decreased by $6.6 million to $7.2 million for the three months ended March 31, 2021 compared to $13.8 million for three months ended March 31, 2020 primarily due to the factors discussed above.

Food Segment

Revenue for the three months ended March 31, 2021 was $0.7 million, compared to $1.5 million for the three months ended March 31, 2020. The decrease of $0.8 million was attributable to a $1.5 million decrease in revenue recognized from an agriculture industry collaboration partner, partially offset by a $0.7 million increase in revenue recognized from Dole.

Segment operational cash expenditures for the three months ended March 31, 2021 were $2.3 million, compared to $2.8 million for the three months ended March 31, 2020. The decrease of $0.5 million was primarily due to a decrease in fixed asset purchases. Segment operating loss increased $0.3 million to $1.6 million for the three months ended March 31, 2021 compared to $1.3 million for the three months ended March 31, 2020 primarily due to the factors discussed above.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements remains uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors— The ongoing novel coronavirus disease, COVID-19 has impacted our business and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic on our business.

We do not currently have any approved products and have never generated any revenue from product sales. Through the date of filing this Quarterly Report on Form 10-Q, we have financed our operations primarily with proceeds from our IPO, private placements of our convertible preferred stock, convertible debt and common stock, and upfront payments from collaboration and licensing arrangements. As of March 31, 2021, we had raised approximately $627.5 million of proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, upfront and milestone payments from customers and funding from other strategic alliances and grants. We also currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the SEC on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of March 31, 2021, we had not sold any securities under our shelf registration statement.

Cash Flows

Our cash and cash equivalents totaled $193.5 million and $154.2 million as of March 31, 2021 and 2020, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$68,072	$(25,910)
Net cash used in investing activities	(1,125)	(1,103)
Net cash provided by financing activities	36,715	314
Increase (decrease) in cash and cash equivalents	$103,662	$(26,699)

Cash Provided by (Used in) Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses. Our losses have resulted from expenses incurred in connection with our research and development activities, including our clinical programs, preclinical development activities, and general and administrative costs associated with our operations. Cash provided by (used in) operating activities during the years ended March 31, 2021 and March 31, 2020 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash provided by operating activities during the three months ended March 31, 2021 was $68.1 million, compared to $25.9 million used in operating activities during the three months ended March 31, 2020. The increase in cash flows for operating activities in the three months ended March 31, 2021 was primarily driven by the $100.0 million upfront payment received from Lilly in January 2021, partially offset by increases in employee-related costs associated with increased headcount and increased costs related to our clinical programs with our ongoing clinical trials and preparation for our CD19B clinical trial.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to leasehold additions, equipment and software. Net cash used in investing activities during the three months ended March 31, 2021 was $1.1 million, compared to $1.1 million in the three months ended March 31, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $36.7 million, compared to $0.3 million during the three months ended March 31, 2020. The higher cash provided by financing activities during the three months ended March 31, 2021 compared to the year ended March 31, 2020, was primarily due to the $35.0 million in proceeds received under the Stock Purchase Agreement with Lilly in January 2021 and an increase in proceeds received from stock option exercises.

Debt Obligations

In May 2019, we entered into a loan and security agreement with Pacific Western Bank, as subsequently amended pursuant to which we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million.

The Pacific Western Loan matures on June 23, 2023. All outstanding principal amounts are due on the maturity date. The Company must also maintain an aggregate balance of unrestricted cash at Bank (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate under the Pacific Western Loan is a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Pacific Western Loan), or (b) 6.00%.

There have been no borrowings under the Pacific Western Loan as of the date of this Quarterly Report on Form 10-Q. The Company was in compliance with its financial covenants under the Pacific Western Loan as of March 31, 2021.

Funding Requirements

Our operating expenses increased substantially in the three months ended March 31, 2021 and are expected to continue to increase in the future in connection with the continuation of our current clinical trials, planned initiation of additional clinical trials and expected growth in our portfolio.

We believe that our cash and cash equivalents as of March 31, 2021, expected operational receipts and available credit will allow us to continue our operations into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical and agricultural products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity or debt financings, collaboration agreements, other third party funding, strategic alliances, licensing arrangements and marketing and/or distribution arrangements.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three months ended March 31, 2021, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $193.5 million, or 74% of our total assets, as of March 31, 2021 and $89.8 million, or 60% of our total assets, as of December 31, 2020. Interest income earned on these assets was less than $0.1 million for the three months ended March 31, 2021. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a significant impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described below, together with the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. The occurrence of any of the following risks could materially adversely affect our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. We have never been profitable, and may never achieve or maintain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net losses were $18.7 million for the three months ended March 31, 2021 and $109.0 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $304.8 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through our IPO, preferred stock and convertible note financings, payments from customers and funding from other strategic alliances and grants. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We believe that our cash and cash equivalents as of March 31, 2021, expected operational receipts and available credit will allow the Company to continue its operations into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

Pursuant to the Pacific Western Loan with PWB, we may request advances on a revolving line of credit (“the Revolving Line”) of up to an aggregate principal of $30.0 million, the maturity date of the Revolving Line is June 23, 2023. As of March 31, 2021, we had no borrowings under our Revolving Line. Under the loan and security agreement, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

The Pacific Western Loan requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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

Investment in biopharmaceutical and agricultural biotechnology product development is a highly speculative endeavor. It entails substantial upfront capital expenditures, and there is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our genome editing platform and the technologies we are using are new and unproven. We have initiated a Phase 1/2a clinical trial in patients with R/R

NHL and R/R B-ALL, a separate Phase 1/2a clinical trial in patients with NHL, CLL and SLL as well as a Phase 1/2a clinical trial in patients with R/R multiple myeloma, but we have not commenced field trials for any of our product candidates from our food platform. We have not yet demonstrated an ability to successfully complete any clinical or field trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

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

We may be eligible to receive a financial incentive from the Australian government as part of its Research and Development Tax Incentive program, or R&D Tax Incentive program. The R&D Tax Incentive program is one of the key elements of the Australian government’s support for Australia’s innovation system and, if eligible, provides the recipient with a 43.5% refundable tax offset for research and development activities in Australia. There have been recent proposals to change the structure of the innovation and research and development funding landscape in Australia, which may impact the research and development tax incentive receivable for the 2021 financial year and beyond. There can be no assurance that we will qualify and be eligible for such incentives or that the Australian government will continue to provide incentives, offset, grants and rebates on similar terms or at all.

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

To date, we have focused our efforts on optimizing our proprietary genome editing technology and exploring its potential applications. ARCUS is a novel genome editing technology using sequence-specific DNA-cutting enzymes, or nucleases, that is designed to perform modifications in the DNA of living cells and organisms. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, transcription activator-like effector nucleases (“TALENs”) and clustered regularly interspaced short palindromic repeats associated protein-9 nuclease (“CRISPR/Cas9”), although none has obtained marketing approval for a product candidate developed using such technologies. Other genome editing technologies in development or commercially available, or other existing or future technologies, may lead to treatments or products that may be considered better suited for use in human therapeutics or agriculture, which could reduce or eliminate our commercial opportunity.

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

The commercial success of any food or agricultural products that we develop alone or with collaborators may be adversely affected by claims that biotechnology plant products are unsafe for consumption or use, pose risks of damage to the environment or create legal, social or ethical dilemmas. Additionally, the public may perceive any potential food or agricultural products created with ARCUS to constitute genetically modified organisms (“GMOs”), even if they do not constitute genetically modified organisms under relevant regulatory requirements, and may be unwilling to consume them because of negative opinions regarding consumption of genetically modified organisms. This may result in expenses, delays or other impediments to development programs in our food platform or the market acceptance and commercialization of any potential food or agricultural products.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. We principally compete with others developing and utilizing genome editing technology in the human health and plant sciences sectors, including companies such as Allogene Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Caribou Biosciences, Inc., Cellectis S.A., CRISPR Therapeutics, AG, Dicerna Pharmaceuticals, Inc., Editas Medicine, Inc., Intellia Therapeutics, Inc., Sangamo Therapeutics, Inc., and Beam Therapeutics, Inc. Several companies, including Novartis Pharmaceuticals Corp. and Gilead Sciences, Inc. have obtained FDA approval for autologous immunotherapies, and a number of companies, including Cellectis S.A., Celgene Corp., Allogene Therapeutics and CRISPR Therapeutics AG, are pursuing allogeneic immunotherapies. We expect that our operations focused on developing products for in vivo gene correction will face substantial competition from others focusing on gene therapy treatments, especially those that may focus on conditions that our product candidates target. Moreover, any human therapeutics products that we develop alone or with collaborators will compete with existing standards of care for the diseases and conditions that our product candidates target and other types of treatments, such as small molecule, antibody or protein therapies. Our competitors in the agricultural biotechnology space include Pairwise Plants, LLC, Corteva Agriscience, Tropic Biosciences UK LTD, Calyxt, Inc., Benson Hill Biosystems and Cibus.

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

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory agency may not be indicative of what any other regulatory agency may require for approval, and there has historically been substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissues, and Gene Therapies Advisory Committee to advise CBER on its review. Our product candidates will need to meet safety and efficacy standards applicable to any new biologic under the regulatory framework administered by the FDA.

In addition to the submission of an IND to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials subject to the NIH Guidelines are subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. We are subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and institutional review board (“IRB”) of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.

The same applies in the European Union (“EU”). The European Medicines Agency (“EMA”) has a Committee for Advanced Therapies (“CAT”) that is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal product candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

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

We may not be able to submit INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We plan to submit INDs to enable us to conduct clinical trials for additional product candidates in the future, and we expect to file IND amendments to enable us to conduct additional clinical trials under existing INDs. We cannot be sure that submission of an IND or IND amendment will result in us being allowed to proceed with clinical trials, or that, once begun, issues will not arise that could result in the suspension or termination such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and controls-related topics, including product specifications, will be a focus of IND reviews, which may delay receipt of authorization to proceed under INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We and any collaborators are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. The time required to obtain approval by the FDA, the EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities and sufficient resources at the FDA. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, we have not submitted a biologics license application (“BLA”) or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We and any collaborators must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy (“REMS”). Regulatory authorities may not approve the price we or our collaborators intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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
•

reaching an agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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
•

suspensions or terminations by IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”) for such trial or by the FDA or other regulatory authorities due to a number of factors, including those described above;

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

We expect our manufacturing strategy for one or more of our product candidates may involve the use of CMOs as well as our newly opened manufacturing facility, MCAT. The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of our contract manufacturers and are dependent on their compliance with cGMP for their manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Interim, “top-line” and initial data from studies or trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, initial or “top-line” data from preclinical or greenhouse studies or clinical or field trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from these initial data we previously published. As a result, interim, initial and “top-line” data should be viewed with caution until the final data are available.

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

•

the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the Centers for Medicare and Medicaid Services (“CMS”), ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and non-U.S. laws and regulations, such as state anti-kickback and anti-corruption and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws and non-U.S. laws and regulations that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government or foreign governmental authorities, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations and non-U.S. laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws and non-U.S. laws and regulations which require the registration of pharmaceutical sales representatives.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their implementing regulations, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities (defined as health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Public Records Act (“CPRA”), recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions are expected to go into effect on January 1, 2023. The CCPA, and the CPRA, may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the U.S. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.

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

We have received orphan drug designation for PBCAR0191 for the treatment of ALL and mantle cell lymphoma PBCAR20A for the treatment of MCL, and PBCAR269A for the treatment of multiple myeloma, and we may seek orphan drug designation for some or all of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, which may negatively impact our ability to develop or obtain regulatory approval for such product candidates and may reduce our revenue if we obtain such approval.

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

We have received and may continue to seek fast track designation, and may seek breakthrough therapy designation, Regenerative Medicine Advanced Therapy (“RMAT”) designation, or priority review from the FDA or access to the PRIME scheme from the EMA for some or all of our product candidates, but we may not receive such designations, and even if we do, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We have received fast track designation for PBCAR0191 for the treatment of B-ALL as well as PBCAR269A for R/R multiple myeloma. We may continue to seek fast track designation and may also seek breakthrough therapy designation, RMAT designation or priority review from the FDA, or access to the PRIME scheme from the EMA for some or all of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA fast track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. If granted, fast track designation makes a drug eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission.  Products with fast track designation may also be eligible for accelerated approval and priority review, if the relevant criteria are met.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. The U.S. Supreme Court is currently reviewing the constitutionality of the Affordable Care Act in its entirety, although it is unclear when or how the Supreme Court will rule.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. The probability of success of any previously announced policies under the Trump administration and their impact on the United States prescription drug marketplace is unknown, particularly in light of the Biden administration.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

We expect that other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we or our collaborators may receive for any approved or cleared product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, any of our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products. Subsequently, on March 18, 2020 the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If we are successful in achieving regulatory approval to commercialize any biologic product candidate we develop alone or with collaborators, it may face competition from biosimilar products. In the United States, our product candidates are regulated by the FDA as biologic products subject to approval under the BLA pathway. The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product may not be submitted until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years after the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

In the United States, the United States Department of Agriculture (“USDA”) regulates, among other things, the introduction (including the importation, interstate movement or release into the environment) of organisms and products altered or produced through genetic engineering determined to be plant pests or for which there is reason to believe are plant pests. Such organisms and products are considered “regulated articles.” However, a petitioner may submit a request for a determination by the USDA of “nonregulated status”

for a particular article. A petition for determination of nonregulated status must include detailed information, including relevant experimental data and publications, field trial reports and a description of the genotypic differences between the regulated article and the non-modified recipient organism, among other things. Neither we nor, to our knowledge, our collaborators have obtained a determination from the USDA that any product candidates are not “regulated articles” under these regulations. We cannot predict whether the USDA, advocacy groups or other third parties will contend that these products are regulated articles. The USDA’s regulations also require that companies obtain a permit or file a notification before engaging in the introduction (including the importation, interstate movement or release into the environment such as in field trials) of “regulated articles.” Additionally, a change in the way the USDA interprets its regulations, or a change in its regulations, could subject our or our collaborators’ products to more burdensome regulations, thereby substantially increasing the time and costs associated with developing product candidates. Complying with the USDA’s Part 340 regulations, including permitting requirements, is a costly, time-consuming process and could delay or prevent the commercialization of any potential food or agricultural products we or our collaborators may develop.

Any potential food or agricultural products that we or our collaborators develop may also be subject to extensive FDA food product regulations. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act (“FDCA”) any substance that becomes or is reasonably expected to become a component of food is a food additive and is therefore subject to FDA premarket review and approval, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use (generally recognized as safe, or GRAS), or unless the use of the substance is otherwise excluded from the definition of a food additive, and any food that contains an unsafe food additive is considered adulterated under section 402(a)(2)(C) of the FDCA. The FDA may classify some or all of the potential food or agricultural products that we or our collaborators may develop as containing a food additive that is not GRAS or otherwise determine that such products contain significant compositional differences from existing plant products that require further review. Such classification would cause these potential products to require pre-market approval, which could delay the commercialization of these products. In addition, the FDA is currently evaluating its approach to the regulation of gene-edited plants. For example, on January 19, 2017, the FDA issued a notice in the Federal Register requesting public comment on the use of genome editing techniques to produce new plant varieties that are used for human or animal food or foods that are derived from such new plant varieties produced using genome editing. Among other things, the notice asked for data and information in response to questions about the safety of foods from gene-edited plants, such as whether categories of gene-edited plants present food safety risks different from other plants produced through traditional plant breeding. If the FDA enacts new regulations or policies with respect to gene-edited plants, such policies could result in additional compliance costs and delay or even prevent the commercialization of any of our product candidates, which could negatively affect our profitability. Any delay in the regulatory consultation process, or a determination that any potential products we or our collaborators may develop do not meet regulatory requirements by the FDA or other regulators, could cause a delay in, or prevent, the commercialization of our products, which may lead to reduced acceptance by the public and an increase in competitor products that may directly compete with ours, or could otherwise negatively impact our business, prospects and results of operations.

On December 21, 2018, the USDA finalized a rule implementing the National Bioengineered Food Disclosure Standard, with an implementation date of January 1, 2020. Under this rule, the label of a bioengineered (“BE”) food must include a disclosure that the food is a BE food or contains a BE ingredient, with certain exceptions. This rule defines BE food as “a food that contains genetic material that was has been modified through in vitro recombinant deoxyribonucleic acid (“DNA”) techniques and for which the modification could not otherwise be obtained through conventional breeding or found in nature,” except in the case of an incidental additive present in food at an insignificant level and that does not have any technical or functional effect in the food. Under this rule, products developed by our collaborators based on our ARCUS technology may be required to be labeled “BE,” in which case consumer perception of these products may be adversely affected.

In the European Economic Area, or EEA (which is comprised of the 27 Member States of the European Union, or EU, plus Norway, Liechtenstein, and Iceland), genetically modified foods (“GM foods”) can only be authorized for sale on the market once they have been subject to rigorous safety assessments. The procedures for evaluation and authorization of GM foods are notably governed by Regulation (EC) 1829/2003 on GM food and feed and Directive 2001/18/EC (as amended and transposed into EEA member states’ law and regulations) on the release of GMOs into the environment. If the GMO is not to be used in food or feed, then an application must be made under Directive 2001/18/EC. If the GMO is to be used in food or feed (but it is not cultivated in the EEA) then a single application for both food and feed purposes under Regulation 1829/2003 should be made. If the GMO is used in feed or food and it is cultivated in the EEA, an application for both cultivation and food/feed purposes needs to be carried out under Regulation (EC) 1829/2003. A different EU regulation, Regulation (EC) 1830/2003, regulates the labeling of products that contain GMOs that are placed on the EEA market. Directive 2001/18/EC was amended by Directive (EU) 2015/412 which gives EEA member states more flexibility to allow, restrict or prohibit cultivating GMOs in their territory, on a range of environmental grounds, even if such crops were previously authorized at EEA level. Under Directive 2015/412, EEA member state restrictions or prohibitions can only cover cultivation, and not the free circulation and import of genetically modified seeds and plant propagation material, and should be in conformity with the internal market rules of the EU Treaties.

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

The COVID-19 pandemic continues to evolve. Disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic have caused, and may continue to cause, delays in our clinical trial site activation and our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  If we or any of the third parties with whom we engage were to experience shutdowns or any further business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, the magnitude of the economic impact brought by and the duration of the COVID-19 pandemic is difficult to assess or predict and may continue to result in significant disruption of global financial markets, which may reduce our ability to access capital and negatively affect our liquidity.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2021, we had 237 full-time employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Our future success depends on our key executives, as well as attracting, retaining and motivating qualified personnel.

We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and, if we retain commercialization responsibility for any product candidate we develop alone or with collaborators, sales and marketing personnel will also be critical to our success. For instance, we have commenced a transition plan for our Chief Executive Officer and recently appointed a Chief Medical Officer to succeed our departed Chief Medical Officer. We may not be able to attract new or successor personnel on acceptable terms or at all given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, integrate, motivate and retain additional skilled and qualified personnel, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business.

We are subject to increased costs as a result of operating as a public company, and our management will be required to devote substantial time to maintaining compliance initiatives and corporate governance practices, including establishing and maintaining proper and effective internal control over financial reporting.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the reporting requirements thereunder, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) and other applicable securities rules and regulations, including requirements related to the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs, making some activities more difficult, time consuming or costly, and increasing demand on our systems and resources.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will further increase our costs and expenses. If we fail to implement the requirements of Section 404 of the Sarbanes-Oxley Act in the required timeframe, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, our investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain an effective internal control system could also restrict our future access to the capital markets.

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

Our business operations, including our current and future relationships with third parties, may expose us to penalties for potential misconduct or improper activity, including non-compliance with regulatory standards and requirements.

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

As of March 31, 2021, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 net operating loss carryforwards (and research tax credits) may expire prior to being used, and our net operating loss carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Our Reliance on Third Parties

We have entered into significant arrangements with collaborators and expect to depend on collaborations with third parties for certain research, development and commercialization activities, and if any such collaborations are not successful, it may harm our business and prospects.

We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. For example, we are party to the Development and License Agreement with Lilly.  Under this agreement, we are focused on research and development of in vivo gene editing products that utilize or incorporate our ARCUS nucleases. In addition, our food platform is based on a consumer-centric model, whereby our research and development activities and potential revenues are based on the needs and commercial success of our collaborators. Our likely collaborators for other product research and development arrangements include large and mid-size pharmaceutical and biotechnology companies biotechnology and food, beverage, nutrition and agricultural biotechnology companies, and our likely collaborators for other technology research and development arrangements include universities and other research institutions.

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

Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. If our collaborations do not result in the successful development and commercialization of product candidates or technologies, or if one of our collaborators terminates its agreement with us, we may not receive any future funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates or technologies could be delayed, and we may need additional resources to develop such product candidates or technologies. For example, we waived earned, but unpaid milestone payments in connection with the termination of the Servier Agreement. Further, as a result of the termination of the Gilead Agreement, we are no longer entitled to receive certain milestone payments, our submission of an IND for our in vivo chronic HBV program has been delayed and we are currently exploring alternative opportunities to enable to continued development of ARCUS-based HBV therapies. In connection with this termination, and if any  of our other collaborators terminates its agreement with us, we may be unable to find a suitable replacement collaborator or any replacement collaborator or attract new collaborators and may need to raise additional capital to pursue further development or commercialization of the applicable product candidates or technologies. These events could delay development programs, negatively impact the perception of our company in business and financial communities or cause us to have to cease development of the product candidate covered by the collaboration arrangement. Failure to develop or maintain relationships with any current collaborators could result in the loss of opportunity to work with that collaborator or reputational damage that could impact our relationships with other collaborators in the relatively small industry communities in which we operate. Moreover, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators. If our existing collaboration agreements or any collaborative or strategic relationships we may establish in the future are not effective and successful, it may damage our reputation and business prospects, delay or prevent the development and commercialization of product candidates and inhibit or preclude our ability to realize any revenues.

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

For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as Good Clinical Practices (“GCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we, our collaborators, our CROs or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We also are required to register certain ongoing clinical trials and post the results of such completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. For example, in August 2019, the PTAB, of the United States Patent and Trademark Office (“the USPTO”) initiated two patent interferences, administrative proceedings within the USPTO, involving a family of patents that have been issued to us and a pending patent application filed by a third party. An interference is conducted by the PTAB when opposing parties have applied for patent claims to the same invention or substantially the same invention. The interference is conducted to determine which party, if either, is entitled to claims to the subject matter of the interference. In October 2020, we announced the PTAB has issued judgements in our favor in two patent interference proceedings that challenged nine U.S. patents we owned. The patents, which issued in 2018, relate to allogeneic CAR T cells produced by inserting a gene encoding a CAR into the TRAC locus, as well as methods of using those cells for cancer immunotherapy. In the interference proceedings, a third party argued that it had invented the technology in 2012. The PTAB, however, found that the third-party patent application did not satisfy the written description requirement and rejected these claims while maintaining the claims in all nine of our patents.  Any adverse outcome in future interference proceedings could affect our competitive position, including, without limitation, loss of some or all of our involved patent claims, limiting our ability to stop others from using or commercializing similar or identical technology and products, which could harm our business, financial condition and results of operations. Protecting our patent rights in connection with such proceeding may also be expensive and may involve the diversion of significant management time.

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

Many biotechnology companies and academic institutions are currently pursuing a variety of different nuclease systems for genome editing technologies using zinc finger nucleases, TALENs, and CRISPR/Cas9 and the use of those nucleases in cancer immunotherapy, gene therapy and genome editing. Although those nucleases are physically and chemically different from our ARCUS nucleases, those companies and institutions may seek patents that broadly cover aspects of cancer immunotherapy, gene therapy and genome editing using nucleases generally. Such patents, if issued, valid and enforceable, could prevent us from marketing our product candidates, if approved, practicing our own patented technology, or might require us to take a license which might not be available on commercially reasonable terms or at all. While we expect that we will continue to be able to patent our ARCUS nucleases for the foreseeable future, as the scientific and patent literature relating to engineered endonucleases increases, including our own patents and publications, it may become more difficult or impossible to patent new engineered endonucleases in the future.

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

For example, our license agreement with Duke, which we refer to as the Duke License, imposes various payment, royalty and other obligations on us in order to maintain the license. If we fail to make royalty payments or milestone payments required under the Duke License, Duke may terminate the agreement. If we or our affiliates obtain a license from a third party to practice the Duke technology, we must use commercially reasonable efforts to secure a covenant not to sue Duke, or any of its faculty, students, employees or agents, for any research and development efforts conducted at Duke that resulted in the creation of any of its inventions or intellectual property rights arising therefrom. Additionally, because development of the Duke technology was funded in part by the U.S. government, it is subject to certain government rights and obligations, including the requirement that any products sold in the United States based upon such technology be substantially manufactured in the United States.

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

From time to time, the United States Supreme Court (“the Supreme Court”), other federal courts, the United States Congress, or Congress, the USPTO and similar international authorities may change the standards of patentability, and any such changes could have a negative impact on our business. For example, the America Invents Act (“the AIA”), which was passed in September 2011, resulted in significant changes to the U.S. patent system. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. Circumstances could prevent us from promptly filing patent applications on our inventions.

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

As of March 31, 2021, we had cash and cash equivalents of $193.5 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since March 31, 2021, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	4/1/2019

10.1†	Program Purchase Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier and Precision BioSciences, Inc., dated April 9, 2021.					*

10.2#	Employment Agreement between Precision BioSciences, Inc. and Alan List, dated April 26, 2021					*

10.3#†	Consulting Agreement between Precision BioSciences, Inc. and Christopher Heery, M.D., dated April 23, 2021.					*

10.4#	Non-Employee Director Compensation Plan (as amended)					*

10.5	Fourth Amendment to Lease, dated May 4, 2021, to Lease Agreement between Precision BioSciences, Inc. and Durham TW Alexander, LLC, dated October 2, 2018, as amended.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Denotes a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: May 13, 2021	By:	/s/ Matthew Kane
Matthew Kane
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: May 13, 2021	By:	/s/ John Alexander Kelly
John Alexander Kelly
Interim Chief Financial Officer (principal financial officer)