Form 10-Q
period 2021-06-30
PRECISION BIOSCIENCES INC
filed 2021-08-12
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As August 3, 2021, the registrant had 59,577,779 shares of common stock, $0.000005 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, planned preclinical or greenhouse studies and clinical or field trials, the status and results of our preclinical and clinical studies, expected release of interim data, expectations regarding our allogeneic chimeric antigen receptor T cell immunotherapy product candidates, expectations regarding the use and effects of ARCUS, including in connection with in vivo genome editing, potential new partnerships or alternative opportunities for our product candidates, capabilities of our manufacturing facility, regulatory approvals, research and development costs, timing, expected results and likelihood of success, plans and objectives of management for future operations, as well as the impact of COVID-19 and variants thereof may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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

•	our or our collaborators’ ability to advance product candidates into, and successfully design, implement and complete, clinical or field trials;
•	potential manufacturing problems associated with the development or commercialization of any of our product candidates;
•	our ability to obtain an adequate supply of T cells from qualified donors;
•	our ability to achieve our anticipated operating efficiencies at our manufacturing facility;
•	delays or difficulties in our and our collaborators’ ability to enroll patients;
•	changes in interim “top-line” data that we announce or publish;
•	if our product candidates do not work as intended or cause undesirable side effects;
•	risks associated with applicable healthcare, data privacy and security regulations and our compliance therewith;
•	the rate and degree of market acceptance of any of our product candidates;
•	the success of our existing collaboration agreements, and our ability to enter into new collaboration arrangements;
•	our current and future relationships with third parties including suppliers and manufacturers;
•	our ability to obtain and maintain intellectual property protection for our technology and any of our product candidates;
•	potential litigation relating to infringement or misappropriation of intellectual property rights;
•	our ability to effectively manage the growth of our operations;
•	our ability to attract, retain, and motivate key scientific and management personnel;
•	market and economic conditions;
•	effects of system failures and security breaches;
•	effects of natural and manmade disasters, public health emergencies and other natural catastrophic events;
•	effects of COVID-19 and variants thereof, or any pandemic, epidemic, or outbreak of an infectious disease;
•	insurance expenses and exposure to uninsured liabilities;
•	effects of tax rules; and
•	risks related to ownership of our common stock, including fluctuations in our stock price.

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

•	We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
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
•

ARCUS is a novel technology, making it difficult to predict the time, cost and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of most of our product candidates in humans, and have only limited safety and efficacy information in humans to date regarding three of our product candidates.

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

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$173,943	$89,798
Accounts receivable	488	10,000
Prepaid expenses	8,457	5,762
Other current assets	5,416	4
Total current assets	188,304	105,564
Property, equipment, and software—net	32,780	35,090
Intangible assets—net	1,343	1,373
Right-of-use assets—net	5,822	6,410
Other assets	1,865	1,721
Total assets	$230,114	$150,158
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$478	$792
Accrued compensation	3,612	5,745
Accrued clinical and research and development expenses	3,840	3,269
Deferred revenue	22,221	30,236
Lease liabilities	2,060	1,933
Loan payable—net	2,431	—
Other current liabilities	1,609	854
Total current liabilities	36,251	42,829
Deferred revenue	75,301	53,926
Lease liabilities	7,522	8,586
Contract liabilities	10,000	—
Other liabilities	487	392
Total liabilities	129,561	105,733
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 60,093,422 shares issued and 59,282,950 shares outstanding as of June 30, 2021; 53,503,124 shares issued and 52,692,652 shares outstanding as of December 31, 2020	—	—
Additional paid-in capital	384,611	331,450
Accumulated deficit	(283,106)	(286,073)
Treasury stock	(952)	(952)
Total stockholders’ equity	100,553	44,425
Total liabilities and stockholders’ equity	$230,114	$150,158

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$68,805	$1,078	$85,154	$8,076
Operating expenses
Research and development	37,235	25,183	62,828	50,062
General and administrative	9,938	8,703	19,436	18,318
Total operating expenses	47,173	33,886	82,264	68,380
Operating income (loss)	21,632	(32,808)	2,890	(60,304)
Other income (expense):
Interest expense	(24)	—	(24)	—
Interest income	48	107	101	767
Total other income, net	24	107	77	767
Net income (loss) and net income (loss) attributable to common stockholders	$21,656	$(32,701)	$2,967	$(59,537)

Net income (loss) per share attributable to common stockholders
Basic	$0.38	$(0.63)	$0.05	$(1.15)
Diluted	$0.36	$(0.63)	$0.05	$(1.15)

Weighted average common shares used in calculation of net income (loss) per share
Basic	57,739,622	51,909,240	57,185,402	51,611,005
Diluted	59,841,638	51,909,240	59,647,367	51,611,005

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

See notes to condensed consolidated financial statements

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- January 1, 2020	51,965,708	$—	$316,333	$(177,067)	$(952)	$138,314
Stock option exercises	244,999	—	212	—	—	212
Issuance of common stock under employee stock purchase plan	42,620	—	239	—	—	239
Share-based compensation expense	—	—	3,105	—	—	3,105
Net loss	—	—		(26,836)	—	(26,836)
Balance- March 31, 2020	52,253,327	$—	$319,889	$(203,903)	$(952)	$115,034
Stock option exercises	725,574	—	148	—	—	148
Share-based compensation expense	—	—	3,118	—	—	3,118
Net loss	—	—	—	(32,701)	—	(32,701)
Balance- June 30, 2020	52,978,901	$—	$323,155	$(236,604)	$(952)	$85,599

Balance- January 1, 2021	53,503,124	$—	$331,450	$(286,073)	$(952)	$44,425
Stock option exercises	676,791	—	1,297	—	—	1,297
Issuance of common stock under employee stock purchase plan	90,796	—	418	—	—	418
Share-based compensation expense	—	—	3,632	—	—	3,632
Issuance of common stock to collaboration partners	3,762,190		27,739	—		27,739
Net loss	—	—	—	(18,689)	—	(18,689)
Balance- March 31, 2021	58,032,901	$—	$364,536	$(304,762)	$(952)	$58,822
Stock option exercises	766,767	—	1,353	—	—	1,353
Share-based compensation expense	—	—	3,896	—	—	3,896
Proceeds from issuance of common stock, net of issuance cost	1,293,754		14,826	—		14,826
Net income	—	—	—	21,656	—	21,656
Balance- June 30, 2021	60,093,422	$—	$384,611	$(283,106)	$(952)	$100,553

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,967	$(59,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,542	4,358
Share-based compensation	7,528	6,223
Loss on disposal of assets	23	—
Non-cash interest expense	19	—
Amortization of right-of-use assets	588	485
Changes in operating assets and liabilities:
Prepaid expenses	(2,695)	(687)
Accounts receivable	9,512	882
Other assets and other current assets	(200)	1,913
Accounts payable	192	(121)
Other liabilities and other current liabilities	(905)	(226)
Deferred revenue	6,099	(4,160)
Lease liabilities and right-of-use assets	(937)	(841)
Contract liabilities	10,000	—
Net cash provided by (used in) operating activities	36,733	(51,711)
Cash flows from investing activities:
Purchases of property, equipment and software	(2,815)	(2,888)
Net cash used in investing activities	(2,815)	(2,888)
Cash flows from financing activities:
Proceeds from stock option exercises	2,647	360
Proceeds from employee stock purchase plan	418	239
Proceeds from issuance of common stock to collaboration partners	35,000	—
Proceeds from at-the-market offering of common stock, net of issuance costs and commissions	9,705	—
Proceeds from issuance of term loan, net of issuance costs paid to lender	2,470	—
Payments of debt issuance costs	(13)
Net cash provided by financing activities	50,227	599
Net increase (decrease) in cash and cash equivalents	84,145	(54,000)
Cash and cash equivalents—beginning of period	89,798	180,886
Cash and cash equivalents —end of period	$173,943	$126,886

Supplemental disclosures of noncash activities:
Property, equipment and software additions included in accounts payable and other current liabilities	$308	$471
Unsettled at-the-market issuances of common stock included in other current assets	$5,121	—
Contract liability accrual related to Servier Program Purchase Agreement milestones	$10,000	—

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s 100% owned subsidiary, Precision PlantSciences, Inc., was incorporated on January 4, 2012. Precision PlantSciences, Inc. amended its certificate of incorporation on January 16, 2018 to change its name to Elo Life Systems, Inc (“Elo”). Elo Life Systems Australia Pty Ltd was incorporated on May 29, 2018 as a 100% owned subsidiary of Elo Life Systems, Inc. Additionally, the Company’s 100% owned subsidiary Precision BioSciences UK Limited was incorporated on June 17, 2019. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

Management believes that, as of the time these financial statements were issued, existing cash and cash equivalents, expected operational receipts and available credit will allow the Company to continue its operations into 2023. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position as of June 30, 2021 and condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated cash flows for the six months ended June 30, 2021 and 2020, have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the six months ended June 30, 2021, the Company recorded cumulative catch up adjustments on its contracts with customers that increased revenue recognition by $62.5 million; the cumulative catch-up adjustments resulted from a change in the transaction price related to variable consideration for development milestones as well as changes in total estimated effort required to satisfy performance obligations. During the six months ended June 30, 2021, the Company recorded $74.2 million in revenue that was included in deferred revenue as of December 31, 2020.

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

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of June 30, 2021 there were 3,557,824 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of June 30, 2021, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 4,153,915 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of June 30, 2021, 1,282,440 shares were available to be issued under the 2019 Plan. The 2019 Plan had 7,034,643 stock options and 823,883 restricted stock units (“RSUs”) outstanding as of June 30, 2021.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of June 30, 2021, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 1,038,478 shares pursuant to this provision. No more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2021, the Company had issued 217,024 shares under the 2019 ESPP. As of June 30, 2021, 1,346,454 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of $0.2 million during each of the six months ended June 30, 2021 and 2020.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee	$3,513	$2,850	$6,791	$5,779
Nonemployee	383	268	737	444
	$3,896	$3,118	$7,528	$6,223

Share-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,271	$1,953	$4,353	$3,808
General and administrative	1,625	1,165	3,175	2,415
	$3,896	$3,118	$7,528	$6,223

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	73.07%	73.10%
Weighted-average risk-free interest rate	1.01%	0.99%
Expected life of options (in years)	6.36	6.36
Weighted-average fair value per option	$7.18	$7.24

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

The following table summarizes activity in the Company’s stock option plans for the six months ended June 30, 2021:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of January 1, 2021	10,544,270	$7.88
Granted	1,824,615	11.07
Exercised	(1,443,558)	1.84
Forfeited/canceled	(332,860)	10.20
Balance as of June 30, 2021	10,592,467	$9.18

The intrinsic value of stock options exercised was $12.8 million and $6.7 million during the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, the Company granted 825,572 RSUs with a grant date fair value of $9.4 million. The fair value of each award was determined based on the market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2021:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of January 1, 2021	—	—
Granted	825,572	$11.34
Forfeited	(1,689)	11.34
Vested	—	—
Unvested RSUs as of June 30, 2021	823,883	$11.34

There was approximately $44.3 million of total unrecognized compensation cost related to unvested stock options and RSUs as of June 30, 2021, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The Company is working closely with its clinical sites, physician partners and the patient community to monitor and manage the ongoing impact of the pandemic related to COVID-19 and variants thereof. The Company remains committed to its clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the pandemic related to COVID-19 and variants thereof have caused delays in the Company’s clinical trial site activation and impacted its ability to enroll patients. The Company may also experience other difficulties, disruptions or delays in conducting preclinical studies, initiating, enrolling, conducting or completing its planned and ongoing clinical trials or supply chain disruptions, and the Company may incur other unforeseen costs as a result. While the extent to which COVID-19 and variants thereof may continue to impact the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

Servier Program Purchase Agreement

On April 9, 2021, the Company entered into a Program Purchase Agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier (collectively, “Servier”), pursuant to which the Company reacquired all of its global development and commercialization rights previously granted to Servier pursuant to the Development and Commercial License Agreement by and between Servier and the Company, dated February 24, 2016, as amended (the “Servier Agreement”), and terminated the Servier Agreement by mutual agreement (the “Program Purchase Agreement”).

The Program Purchase Agreement requires the Company to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from any continued development and commercialization of the programs by the Company, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If the Company enters into specified product partnering transactions, the Program Purchase Agreement requires the Company to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties.

Regulatory and Commercial Milestones

Management assessed the likelihood of each of the regulatory and commercial milestones included in the Program Purchase Agreement in accordance with ASC 450, Contingencies. If the assessment of a contingency indicates that it is probable that the milestone will be achieved and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. Accordingly, a $10.0 million financial contract liability charged to research and development expense is included in the condensed consolidated financial statements as of June 30, 2021.

Product Partnering Transaction Consideration Due to Servier

Per the terms of the Program Purchase Agreement, should the Company enter into a product partnering transaction with respect to any of the targets previously nominated by Servier, the Company will pay Servier a percentage of the proceeds received. In accordance with ASC 450, Contingencies, management concluded that the amount of proceeds due to Servier as a result of a future product partnering transaction, if any, cannot be reasonably estimated as of the date of this Quarterly Report on Form 10-Q. As such, no contingency for this provision was included in the condensed consolidated financial statements as of June 30, 2021.

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

Future lease payments under non-cancelable leases with terms of greater than one year as of June 30, 2021, were as follows:

(in thousands)	June 30, 2021
2021 (excluding the 6 months ended June 30, 2021)	$1,354
2022	2,769
2023	2,848
2024	2,135
2025	1,086
2026 and beyond	1,108
Total lease payments	11,300
Less: imputed interest	1,718
Total operating lease liabilities	$9,582

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

There have been no borrowings under the Pacific Western Loan as of the date of this Quarterly Report on Form 10-Q. The Company was in compliance with its financial covenants under the Pacific Western Loan as of June 30, 2021.

Elo Loan

On May 19, 2021, Elo entered into a loan and security agreement with PWB for a term loan (the “Elo Loan”) in the amount of $2.5 million. The Elo Loan matures on March 31, 2022. Monthly payments on the Elo Loan are interest only until maturity. Elo may prepay principal on the Elo Loan before maturity without penalty or premium. The interest rate on the Elo Loan is a variable annual rate equal to the greater of a) 1.75% above the prime rate in effect (as defined in the Elo Loan); or b) 5.00%. All outstanding principal amounts are due on the maturity date.

In connection with the Elo Loan, the Company issued warrants to PWB (the “Warrants”). For further discussion of accounting for the Warrants, see Note 7.

The Elo Loan discount was determined to be less than $0.1 million upon issuance and includes debt issuance costs incurred by the Company as well as the fair value of the Warrants on the closing date. The Elo Loan discount will be amortized to interest expense over the life of the Elo Loan. The Company was in compliance with its financial covenants under the Elo Loan as of June 30, 2021.

NOTE 6:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred income for the six months ended June 30, 2021 and is forecasting losses through the remainder of fiscal year ending December 31, 2021, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of June 30, 2021, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.
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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents:

As of June 30, 2021 the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. As of December 31, 2020, the Company held an insignificant amount of cash equivalents.

The Company classifies investments in money market funds within Level 1 as the prices are available from quoted prices in active markets. Investments in repurchase agreements are classified within Level 2 as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

Warrant Liability

In connection with the Elo Loan, the Company issued $50,000 of warrants to PWB on May 19, 2021 (the “Warrants”) with an exercise price equal to the lowest price per share paid by an investor in an issuance of Elo’s equity securities which results in the Company receiving at least $10.0 million of aggregate cash proceeds on or before March 31, 2022. The Warrants have a ten year term and expire on May 19, 2031.

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and are recorded as a liability. Accordingly, the Company classifies the Warrants as a non-current liability at their fair value and adjusts the warrant liability to fair value each reporting period with any changes in fair value recognized in the statement of operations. The Company utilizes the Black-Scholes option pricing model to value the warrant liability each reporting period and records changes in value to other income (expense). Upon the exercise of the warrants, the warrant liability will be marked to fair value at the conversion date and then reclassified to equity. The Company concluded there was no change in the fair value of the Warrants in the six months ended June 30, 2021. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the fair value each reporting period is calculated using the Company’s assumptions to the Black-Scholes option pricing model including estimated dividend yield, expected stock volatility and expected term of the Warrants.

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

June 30, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,027	$5,027	$—	$—
Repurchase agreements	18,500	—	18,500	—
	23,527	5,027	18,500	—

Liabilities:
Warrant Liability	30	—	—	30

December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$10	$10	$—	$—
Repurchase agreements	-	—	$—	—
	$10	$10	$-	$—

NOTE 8:	COLLABORATION AND LICENSE AGREEMENTS

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

The Company recognizes revenue from the $100.0 million upfront cash payment, $7.3 million allocated to the transaction price from the Stock Purchase Agreement, and variable consideration on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation, which is based on the actual time of R&D activities performed relative to expected time to be incurred in the future to satisfy the performance obligation. Management evaluates and adjusts the total expected research effort for the performance obligation on a quarterly basis based upon actual research progress to date relative to research progress forecasts. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

During the six months ended June 30, 2021, the Company recognized revenue under the agreement with Lilly of approximately $10.7 million. The Company recognized no revenue under the agreement with Lilly in 2020. Deferred revenue related to the agreement with Lilly amounted to $97.5 million as of June 30, 2021, of which $22.2 million was included in current liabilities as of June 30, 2021. No deferred revenue related to the Development and License Agreement with Lilly was recorded as of December 31, 2020.

Development and Commercial License Agreement with Servier

On April 9, 2021, the Company entered into the Program Purchase Agreement with Servier, pursuant to which the Company reacquired all of its global development and commercialization rights previously granted to Servier pursuant to the Servier Agreement, and terminated the Servier Agreement by mutual agreement.

The Program Purchase Agreement terminated the Servier Agreement, pursuant to which the Company has developed certain allogeneic CAR T candidates, including PBCAR0191 and the stealth cell PBCAR19B, each targeting CD19, as well as four additional product targets (“Servier Targets”).  Pursuant to the termination and reacquisition, the Company regained full global rights to research, develop, manufacture and commercialize products resulting from such programs, with sole control over all activities. With respect to products directed to CD19, Servier has certain rights of negotiation, which may be exercised during a specified time period if the Company elects to initiate a process or entertain third party offers for partnering such products.

Pursuant to the terms of the Program Purchase Agreement, the Company made an upfront payment of $20.0 million in a combination of cash ($1.25 million) and waiver of earned milestones totaling $18.75 million that would have been otherwise payable to the Company. The $1.25 million cash payment to Servier is classified as research and development expense in the condensed consolidated statement of operations for the three and six month periods ended June 30, 2021. The waiver of earned milestones resulted in a $18.75 million reduction in accounts receivable and deferred revenue. This non-cash activity is reflected in the “Cash flows from operating activities” section of the Condensed Consolidated Statements of Cash Flows.

The Program Purchase Agreement also requires the Company to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from any continued development and commercialization of the programs by the Company, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If the Company enters into specified product partnering transactions, the Program Purchase Agreement requires the Company to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties. For additional discussion of accounting for payment obligations arising from the Program Purchase Agreement, refer to Note 4, “Commitments and Contingencies.”

Upon the closing of the Program Purchase Agreement, management concluded that the combined performance obligation associated with the Servier Agreement was fully satisfied as the Company is no longer required to perform research and development work on the Servier targets and the Company regained all of its global development and commercialization rights previously granted to under the Servier Agreement. Accordingly, all remaining deferred revenue related to the Servier agreement was recognized as revenue in the three months ended June 30, 2021.

During the six months ended June 30, 2021 and 2020, the Company recognized revenue under the agreement with Servier of approximately $72.9 million and $2.6 million, respectively. The Company did not have deferred revenue related to the agreement with Servier as of June 30, 2021. Deferred revenue related to the agreement with Servier amounted to $82.9 million as of December 31, 2020, of which $28.9 million was included in current liabilities.

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

Revenue associated with the combined performance obligation was recognized on a straight-line basis as the R&D services were provided through the Termination Notice Date. During the six months ended June 30, 2021 and 2020, the Company recognized no  revenue and approximately $3.9 million of revenue under the Gilead Agreement, respectively. The Company did not have deferred revenue related to the Gilead Agreement as of June 30, 2021 or December 31, 2020. No development or sales-based milestone payments were received under the Gilead Agreement.
NOTE 9:	NET INCOME (LOSS) PER SHARE

The computations of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders (in thousands)	$21,656	$(32,701)	$2,967	$(59,537)
Denominator:
Basic weighted average common shares	57,739,622	51,909,240	57,185,402	51,611,005
Dilutive impact of share-based awards	2,102,017	-	2,461,966	-
Diluted weighted-average common shares (1)	59,841,638	51,909,240	59,647,367	51,611,005

Basic net income (loss) per share attributable to common stockholders	$0.38	$(0.63)	$0.05	$(1.15)
Diluted net income (loss) per share attributable to common stockholders	$0.36	$(0.63)	$0.05	$(1.15)
(1)

6,145,438 and 5,832,972 share-based awards were excluded from the diluted weighted-average common shares calculation for the three- and six months ended June 30, 2021, respectively, as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2020 all outstanding share-based awards were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

NOTE 10:	SEGMENT REPORTING

The Company has developed a genome editing platform and performed related research for human therapeutic and agricultural applications. The Company’s Chief Operating Decision Maker (“CODM”) evaluates the Company’s financial performance based on two reportable segments: Therapeutics and Food. The Therapeutics segment is focused on the development of products in the field of allogeneic CAR T cell immunotherapy and in vivo gene correction to treat human diseases. The Food segment is focused on applying ARCUS to develop food and nutrition products through collaboration agreements with consumer-facing companies. The CODM reviews segment performance and allocates resources based upon segment revenue and segment operating loss of the Therapeutics and Food reportable segments.

Segment operating income (loss) is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are directly attributable to the reportable segment (including directly attributable research and development and property, equipment, and software expenditures). The reportable segment operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations.

Certain cost items are not allocated to the Company’s reportable segments. These cost items primarily consist of compensation and general operational expenses associated with the Company’s executive, business development, finance, operations, human resources and legal functions. The Company does not allocate non-cash income statement amounts to its reportable segments, such as share based compensation, depreciation and amortization, intangible asset impairment charges, non-cash interest expense and losses on the disposal of assets. When reconciling segment operating income (loss) to consolidated operating income (loss), the Company makes an adjustment to convert the cash expenditures to the accrual basis to reflect GAAP.

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.

Presented below is the financial information with respect to the Company’s reportable segments:

	Three Months Ended June 30,
(in thousands)	2021	2020
Revenue:
Therapeutics	$67,887	$1,020
Food	918	58
Total segment revenue	68,805	1,078
Segment operational cash expenditures:
Therapeutics	21,360	19,117
Food	1,961	1,588
Total segment operational cash expenditures	23,321	20,705
Segment operating income (loss):
Therapeutics	46,527	(18,097)
Food	(1,043)	(1,530)
Total segment operating income (loss)	45,484	(19,627)
Adjustments to reconcile segment operating loss to consolidated operating income (loss)
Corporate general and administrative cash expenditures	(10,447)	(10,714)
Interest income received	(48)	(107)
Non-cash interest expense	(19)	—
Depreciation and amortization	(2,366)	(2,203)
Amortization of right-of-use asset	(298)	(250)
Share-based compensation	(3,896)	(3,118)
Adjustments to reconcile cash expenditures to GAAP expenses	(6,778)	3,211
Total consolidated operating income (loss)	$21,632	$(32,808)

	Six Months Ended June 30,
(in thousands)	2021	2020
Revenue:
Therapeutics	$83,566	$6,493
Food	1,588	1,583
Total segment revenue	85,154	8,076
Segment operational cash expenditures:
Therapeutics	$44,223	$38,374
Food	4,253	4,406
Total segment operational cash expenditures	48,476	42,780
Segment operating income (loss):
Therapeutics	$39,343	$(31,881)
Food	(2,665)	(2,823)
Total segment operating income (loss)	36,678	(34,704)
Adjustments to reconcile segment operating loss to consolidated operating income (loss)
Corporate general and administrative cash expenditures	$(18,345)	$(16,617)
Interest income received	(101)	(767)
Non-cash interest expense	(19)	—
Depreciation and amortization	(4,542)	(4,358)
Amortization of right-of-use asset	(588)	(485)
Share-based compensation	(7,528)	(6,223)
Loss on disposal of assets	(23)	—
Adjustments to reconcile cash expenditures to GAAP expenses	(2,642)	2,850
Total consolidated operating income (loss)	$2,890	$(60,304)

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

Overview

We are a life sciences company dedicated to improving life through the application of our pioneering, proprietary ARCUS genome editing platform. We leverage ARCUS in the development of our product candidates, which are designed to treat human diseases and create healthy and sustainable food and agricultural solutions. We are actively developing product candidates in three innovative areas: allogeneic CAR T cell immunotherapy, in vivo gene correction, and food. All of our CAR T programs are wholly owned. We are currently conducting a Phase 1/2a clinical trial of PBCAR0191 in adult patients with relapsed or refractory (“R/R”) non-Hodgkin lymphoma (“NHL”), or R/R B-cell precursor acute lymphoblastic leukemia (“B-ALL”). PBCAR0191 is our first gene-edited allogeneic chimeric antigen receptor (“CAR”) T cell therapy candidate targeting CD19. We have received orphan drug designation for PBCAR0191 from the U.S. Food and Drug Administration, (“FDA”) for the treatment of acute lymphoblastic leukemia (“ALL”). In August 2020, the FDA granted Fast Track Designation for PBCAR0191 for the treatment of B-ALL. The NHL cohort will include patients with mantle cell lymphoma (“MCL”), an aggressive subtype of NHL, for which we have received orphan drug designation from the FDA. Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers, and is designed to avoid graft-versus-host disease (“GvHD”), a significant complication associated with donor-derived, cell-based therapies. We believe that this trial, which is designed to assess the safety and tolerability of PBCAR0191 at increasing dose levels, as well as to evaluate anti-tumor activity, is the first U.S.-based clinical trial to evaluate an allogeneic CAR T therapy for R/R NHL. Furthermore, we believe that our proprietary, one-step engineering process for producing allogeneic CAR T cells with a potentially optimized cell phenotype, at large scale in a cost-effective manner, will enable us to overcome the fundamental clinical and manufacturing challenges that have limited the CAR T field to date.

In April 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our second allogeneic CAR T cell therapy product candidate, PBCAR20A. PBCAR20A targets the validated tumor cell surface target CD20. It is being investigated in R/R NHL, including those with R/R chronic lymphocytic leukemia (“CLL”), or R/R small lymphocytic lymphoma (“SLL”). A subset of the NHL patients will have the diagnosis of MCL and we have received orphan drug designation for PBCAR20A from the FDA for the treatment of this disease. Dose level 3, 4.8 x 108 cells per patient given as a fixed dose, has been completed and we have paused the study until PBCAR0191 and PBCAR19B durability is demonstrated. We expect to provide an interim update on the program in 2021.

In June 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our third allogenic CAR T cell therapy product candidate, PBCAR269A. PBCAR269A is designed to target B-cell maturation antigen (“BCMA”) for the treatment of R/R multiple myeloma and we have received orphan drug designation and Fast Track Designation from the FDA for this indication. The starting dose of PBCAR269A was 6 x 105 cells/kg. In February 2021, the study began enrolling patients into dose level 3, 6.0 x 106 cells/kg. We expect to provide an interim update for the monotherapy arm of the PBCAR269A study in 2021. In June 2021, Precision announced that it dosed the first patient in its combination arm with PBCAR269A and nirogacestat, a gamma secretase inhibitor (“GSI”) being developed by SpringWorks. Emerging preclinical and clinical data suggest that a GSI may increase antitumor efficacy of BCMA-targeted autologous CAR T therapy in patients with R/R multiple myeloma. In April 2021, we announced we started conducting IND-enabling studies for PBCAR269B, our next-generation immune-evading stealth cell candidate targeting BCMA.

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

In June 2021, we announced updated interim clinical results from our Phase 1/2a study of our lead anti-CD19 CAR T candidate, PBCAR0191. As of May 21, 2021, 18 subjects with R/R NHL completed Day 28 evaluation and received either enhanced lymphodepletion (“eLD”, n=12) or standard lymphodepletion (“sLD”, n=6) with dose level 3 of PBCAR0191 (3.0 x 106 cells per kg). After a single dose of PBCAR0191 following eLD, overall response rates and complete response rates were 75% and 50%, respectively, at Day ≥ 28. Five of nine responding patients (56%) who received PBCAR0191 cells following eLD remained progression-free, including 4/9 evaluable subjects with responses lasting greater than 4 months. PBCAR0191 with eLD continues to show acceptable tolerability with no evidence of GvHD and with a similar frequency of immune effector cell-associated neurotoxicity syndrome and cytokine release syndrome compared to patients who received sLD. A subset of this data set was also presented at ASCO 2021.

Also in June 2021, the first patient was dosed in our Phase 1 clinical trial with PBCAR19B, our anti-CD19 immune-evading stealth cell candidate for patients with R/R NHL. In preclinical studies, PBCAR19B has shown to delay both T cell and natural killer cell mediated allogeneic rejection in vitro and may improve the persistence of allogeneic CAR T cells. The Phase 1 study is a non-randomized, open-label, single-dose, dose-escalation and dose-expansion study of PBCAR19B at flat dose levels following sLD. The first dose level of PBCAR19B (2.7 x 108 CAR T cells per patient) is comparable to dose level 3 of the PBCAR0191 clinical trial. The primary objective of the study is to identify the maximum tolerated dose and any dose-limiting toxicities. Clinical trial material for this study is generated at our MCAT facility.

We expect to advance a program targeting the rare genetic disease primary hyperoxaluria type 1 (“PH1”) as our lead wholly owned in vivo gene correction program. PH1 affects approximately 1-3 people per million in the United States and is caused by loss of function mutations in the AGXT gene, leading to the accumulation of calcium oxalate crystals in the kidneys. Patients suffer from painful kidney stones which may ultimately lead to renal failure. Using ARCUS, we are developing a potential therapeutic approach to PH1 that involves knocking out a gene called HAO1 which acts upstream of AGXT. Suppressing HAO1 has prevented the formation of calcium oxalate in preclinical models. We therefore believe that a one-time administration of an ARCUS nuclease targeting HAO1 may be a viable strategy for a durable treatment of PH1 patients. Pre-clinical research has continued to progress, and we expect to provide an update on the PH1 program in September 2021.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from upfront payments from collaboration and licensing agreements, our initial public offering (“IPO”), private placements of our convertible preferred stock and convertible debt financings and at-the-market offerings of common stock.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. As of June 30, 2021, we had an accumulated deficit of $283.1 million.

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

Impact of COVID-19 Pandemic

We are closely monitoring how the ongoing pandemic related to COVID-19 and variants thereof continues to affect our employees, business, preclinical studies and clinical trials. The Company has taken steps in line with guidance from the U.S. CDC and the State of North Carolina to protect the health and safety of its employees and the community. We have implemented measures to mitigate exposure risks and support operations. We initiated a health and safety program addressing mandatory use of face masks, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities. We have also implemented temperature and symptom screening procedures at each location, and we have continuously communicated to all our Precisioneers that if they are not comfortable coming to work, regardless of role, then they do not have to do so.

We are working closely with our clinical sites, physician partners and the patient community to monitor and manage the impact of the evolving pandemic related to COVID-19 and variants thereof. We remain committed to our clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the pandemic related to COVID-19 and variants thereof have caused, and are likely to continue to cause delays in our clinical trial site activation and impact our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. We expect that the pandemic related to COVID-19 and variants thereof may continue to impact our business, including our preclinical studies and clinical trials. At this time, there is still significant uncertainty relating to the trajectory of the pandemic related to COVID-19 and variants thereof and impact of related responses. The impact of COVID-19 and variants thereof on our preclinical studies and any further impact to our clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 and variants thereof on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides for, among other things, the deferral of the deposit and payment of certain taxes. Pursuant to the CARES Act, we continue to elect to defer payment of the employer's share of social security taxes since May 1, 2020. See “Risk Factors— The outbreak of the ongoing novel coronavirus disease, COVID-19 has impacted our business, or and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” In Part II, Item 1A. of this Quarterly Report on Form 10-Q.

Therapeutics Segment Collaborations

Eli Lilly and Company

In November 2020, we entered into a research collaboration and exclusive license agreement with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated DMD and two other gene targets for other genetic disorders, and has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement (the “Nomination Period”). Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

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

During the six months ended June 30, 2021 we recognized revenue under the agreement with Lilly of approximately $10.7 million. We did not recognize any revenue under the agreement with Lilly in 2020. Deferred revenue related to the agreement with Lilly amounted to $97.5 million as of June 30, 2021, of which $22.2 million was included in current liabilities as of June 30, 2021. No deferred revenue related to the Lilly Agreement was recorded as of December 31, 2020.

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

Under the terms of the Program Purchase Agreement, we paid $1.25 million in cash to Servier and agreed to waive earned, but unpaid milestones totaling $18.75 million that would have otherwise been payable to us. The Program Purchase Agreement also requires us to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from any continued development and commercialization of the programs, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If we enter into specified product partnering transactions, the Program Purchase Agreement requires us to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties.

Upon the closing of the Program Purchase Agreement, we concluded that the combined performance obligation associated with the Servier Agreement was fully satisfied as Precision is no longer required to perform research and development work on the Servier Targets and Precision regained all of its global development and commercialization rights previously granted to under the Servier agreement. Accordingly, all remaining deferred revenue related to the Servier agreement was recognized as revenue in the three months ended June 30, 2021.

During the six months ended June 30, 2021 and 2020, we recognized revenue under the agreement with Servier of approximately $72.9 million and $2.6 million, respectively. No deferred revenue related to the agreement with Servier was recorded as of June 30, 2021. Deferred revenue related to the agreement with Servier amounted to $82.9 million as of December 31, 2020, of which $28.9 million was included in current liabilities.

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

We recognized no revenue and $3.9 million in revenue under the Gilead Agreement during the six months ended June 30, 2021 and 2020, respectively. We did not receive any milestone payments under the Gilead Agreement.

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

SpringWorks Therapeutics

In September 2020, we entered into a Clinical Trial Collaboration Agreement with SpringWorks. Pursuant to such agreement, PBCAR269A will be evaluated in combination with nirogacestat, SpringWorks’ investigational GSI, in patients with R/R multiple myeloma. Under the terms of the agreement, we will bear all costs with the conduct of the clinical trial including providing PBCAR269A for use in the trial, and SpringWorks is responsible for providing nirogacestat at its sole cost and expense. The first patient was dosed in the combination arm in June 2021.

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

We expense research and development costs as incurred. We track external research and development costs, including the costs of laboratory supplies and services, outsourced research and development, clinical trials, contract manufacturing, laboratory equipment and maintenance and certain other development costs, by product candidate if and when the program IND is cleared by the FDA. Internal and external costs associated with infrastructure resources, other research and development costs, facility related costs and depreciation and amortization that are not identifiable to a specific product candidate are included in the platform development, early-stage research and unallocated expenses category.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we continue our clinical trials for our CD19, CD19B, CD20, and BCMA product candidates, and continue to discover and develop additional product candidates.

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

•	increased costs of additional clinical sites to address slowed enrollment due to the impact of COVID-19 and variants thereof or any similar pandemic;
•	uncertainties in clinical trial design and patient enrollment rates;
•	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
•	significant and changing government regulation and regulatory guidance;

•	the timing and receipt of any marketing approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Interest Expense

Interest expense consists of interest payments and debt discount amortization on the Elo Loan.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and June 30, 2020, together with the changes in those items:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Revenue	$68,805	$1,078	$67,727
Operating expenses:
Research and development	37,235	25,183	12,052
General and administrative	9,938	8,703	1,235
Total operating expenses	47,173	33,886	13,287
Operating income (loss)	21,632	(32,808)	54,440
Other income (expense):
Interest expense	(24)	—	(24)
Interest income	48	107	(59)
Total other income, net	24	107	(83)
Net income (loss)	$21,656	$(32,701)	$54,357

Revenue

Revenue for the three months ended June 30, 2021 was $68.8 million, compared to $1.1 million for the three months ended June 30, 2020. The increase of $67.7 million in revenue during the three months ended June 30, 2021 was the result of a $62.0 million increase in revenue recognized under the Servier Agreement as the performance obligation was deemed fully satisfied upon the execution of the Program Purchase Agreement, a $5.3 million increase in revenue recognized under the Lilly Agreement as work began in 2021, and a $0.9 million increase in revenue recognized from a partnering collaboration, partially offset by a $0.5 million decrease in revenue recognized from Gilead due to the termination of the Gilead Agreement in 2020.

Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$1,940	$2,612	$(672)
CD20 external development costs	1,234	1,874	(640)
BCMA external development costs	795	1,682	(887)
CD19B external development costs	1,073	—	1,073
Platform development, early-stage research and unallocated expenses:
Employee-related costs	10,742	9,086	1,656
Program Purchase Agreement costs and contract liability	11,250	-	11,250
Laboratory supplies and services	3,511	2,443	1,068
Outsourced research and development	316	2,092	(1,776)
CMOs and research organizations	2,121	1,628	493
Laboratory equipment and maintenance	538	408	130
Facility-related costs	996	843	153
Depreciation and amortization	2,009	1,871	138
Licensing fees	583	582	1
Other research and development costs	127	62	65
Total research and development expenses	$37,235	$25,183	$12,052

Research and development expenses for the three months ended June 30, 2021 were $37.2 million, compared to $25.2 million for the three months ended June 30, 2020. The increase of $12.0 million was primarily due to the Program Purchase Agreement, in which a $10.0 million financial contract liability was accrued as it was deemed probable to occur and the $1.3 million cash payment to Servier was recorded to expense in the three months ended June 30, 2021. Further contributing to the increase in research and development expenses during the three months ended June 30, 2021 were an increase in employee-related costs of $1.7 million associated with increased headcount and higher share-based compensation expense, a $1.2 million increase in laboratory related costs including supplies, services, equipment and maintenance, a $1.1 million increase in CD19B external development costs as the CD19B Phase 1 clinical trial commenced in June 2021, a $0.5 million increase in CMO and research organization expenses related to our preclinical studies, and a $0.2 million increase in facility-related costs primarily driven by higher common area maintenance fees.

These increases in research and development expenses were partially offset by decreases of $0.7 million, $0.6 million and $0.9 million in direct costs associated with our CD19, CD20, and BCMA clinical trials, respectively, as well as a $1.8 million decrease in outsourced research and development expense as costs associated with our CD19B program were allocated directly to the program beginning in 2021.

General and Administrative Expenses

General and administrative expenses were $9.9 million for the three months ended June 30, 2021 compared to $8.7 million for the three months ended June 30, 2020. The increase of $1.2 million was primarily due to costs required to meet our growing infrastructure needs, including increases of $1.3 million in employee-related costs associated with increased headcount and higher share-based compensation expense, $0.3 million in information technology costs, and $0.1 million in consulting fees, partially offset by a $0.5 million decrease in legal fees.

Interest Income (expense)

Interest income was less than $0.1 million for the three months ended June 30, 2021, compared to $0.1 million for the three months ended June 30, 2020. The slight decrease in interest income generated on our cash and cash equivalent balances was the result of lower interest rates in three months ended June 30, 2021 compared to the same period in 2020.

Interest expense was less than $0.1 million for the three months ended June 30, 2021. Interest expense represents interest incurred on the principal amount of the Elo Loan as well as amortization of the Elo Loan debt discount. No interest expense was incurred in the three months ended June 30, 2020.

Segment Results

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Revenue:
Therapeutics	$67,887	$1,020	$66,867
Food	918	58	860
Total segment revenue	68,805	1,078	67,727
Segment operational cash expenditures:
Therapeutics	21,360	19,117	2,243
Food	1,961	1,588	373
Total segment operational cash expenditures	23,321	20,705	2,616
Segment operating income (loss):
Therapeutics	46,527	(18,097)	64,624
Food	(1,043)	(1,530)	487
Total segment operating income (loss)	45,484	(19,627)	65,111

We evaluate the operating performance of each segment based on segment operating income (loss). Segment operating income (loss) is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are specifically identifiable to the reportable segment, including specifically identifiable research and development and property, equipment and software expenditures. The reportable segment operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations. We do not allocate general operational expenses or non-cash income statement amounts to our reportable segments.

Therapeutics Segment

Revenue for the three months ended June 30, 2021 was $67.9 million, compared to $1.0 million for the three months ended June 30, 2020. The increase of $66.9 million was primarily the result of a $62.0 million increase in revenue recognized under the Servier Agreement as the performance obligation was deemed fully satisfied upon the execution of the Program Purchase Agreement, a $5.3 million increase in revenue recognized under the Lilly Agreement as work began in 2021, partially offset by a $0.5 million decrease in revenue recognized from Gilead due to the termination of the Gilead Agreement in 2020.

Segment operational cash expenditures for the three months ended June 30, 2021 were $21.4 million, compared to $19.1 million for the three months ended June 30, 2020. The increase of $2.3 million was primarily due to the $1.3 million payment made to Servier in connection with the Program Purchase Agreement and increases in employee-related cash expenditures associated with higher headcount. Segment operating income was $46.5 million for the three months ended June 30, 2021 compared to an operating loss of $18.1 million for three months ended June 30, 2020. The increase of $64.6 in operating income is primarily due to the factors discussed above.

Food Segment

Revenue for the three months ended June 30, 2021 was $0.9 million, compared to $0.1 million for the three months ended June 30, 2020. The increase of $0.8 million was attributable to a $0.9 million increase in revenue from a partnered collaboration offset by a $0.1 million decrease in revenue from a joint development collaboration, as the agreement to provide services thereunder ended in 2020.

Segment operational cash expenditures for the three months ended June 30, 2021 were $2.0 million, compared to $1.6 million for the three months ended June 30, 2020. The increase of $0.4 million was primarily due to increase in employee-related cash expenditures partially offset by a decrease in fixed asset expenditures. Segment operating loss decreased $0.5 million to $1.0 million for the three months ended June 30, 2021 compared to $1.5 million for the three months ended June 30, 2020 primarily due to the factors listed above.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and June 30, 2020, together with the changes in those items in dollars:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Revenue	$85,154	$8,076	$77,078
Operating expenses:
Research and development	62,828	50,062	12,766
General and administrative	19,436	18,318	1,118
Total operating expenses	82,264	68,380	13,884
Operating income (loss)	2,890	(60,304)	63,194
Other income (expense):
Interest expense	(24)	—	(24)
Interest income	101	767	(666)
Total other income, net	77	767	(690)
Net income (loss)	$2,967	$(59,537)	$62,504

Revenue

Revenue for the six months ended June 30, 2021 was $85.2 million, compared to $8.1 million for the six months ended June 30, 2020.  The increase of $77.1 million in revenue during the six months ended June 30, 2021 was primarily the result of a $70.3 million increase in revenue recognized under the Servier Agreement as the performance obligation was deemed fully satisfied upon the execution of the Program Purchase Agreement, a $10.7 million increase in revenue recognized under the Lilly Agreement as work began in 2021, and a $1.5 million increase in revenue recognized from a partnering collaboration, partially offset by a $3.9 million decrease in revenue recognized from Gilead due to the termination of the Gilead Agreement in 2020 and a $1.5 million decrease in revenue recognized from an agriculture industry collaboration partner.

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$4,156	$4,948	$(792)
CD20 external development costs	2,023	3,029	(1,006)
BCMA external development costs	1,851	2,283	(432)
CD19B external development costs	2,332	—	2,332
Platform development, early-stage research and unallocated expenses:
Employee-related costs	21,344	18,190	3,154
Program Purchase Agreement costs and contract liability	11,250	-	11,250
Laboratory supplies and services	7,295	6,101	1,194
Sublicensing royalty payable to Duke	1,111	-	1,111
Outsourced research and development	913	4,842	(3,929)
CMOs and research organizations	2,404	3,279	(875)
Laboratory equipment and maintenance	1,027	761	266
Facility-related costs	1,895	1,645	250
Depreciation and amortization	3,843	3,710	133
Licensing fees	1,129	1,150	(21)
Other research and development costs	255	124	131
Total research and development expenses	$62,828	$50,062	$12,766

Research and development expenses for the six months ended June 30, 2021 were $62.8 million, compared to $50.1 million for the six months ended June 30, 2020. The increase of $12.8 million was primarily due to the Program Purchase Agreement in which a $10.0 million financial contract liability was accrued as it was deemed probable to occur and the $1.3 million cash payment to Servier was recorded to expense in the six months ended June 30, 2021. Further contributing to the increase in research and development expenses during the six months ended June 30, 2021 were an increase in employee-related costs of $3.2 million associated with increased headcount and higher share-based compensation expense, a $2.3 million increase in CD19B external development costs as the CD19B

Phase 1 clinical trial commenced in June 2021, a $1.5 million increase in laboratory related costs, a $1.1 million sublicensing royalty payable to Duke on the Lilly upfront payment received, a $0.3 million increase in facility-related costs primarily driven by higher common area maintenance fees, a $0.1 million increase in depreciation and amortization expense driven by fixed asset acquisitions.

These increase in research and development expenses for the six months ended June 30, 2021 were partially offset by decreases of $0.8 million, $1.0 million and $0.4 million in direct costs associated with our CD19, CD20, and BCMA clinical trials, respectively, as well as a $3.9 million decrease in outsourced research and development expense as costs associated with our CD19B program were allocated directly to the program beginning in 2021 and a $0.9 million decrease in CMO and research organization expenses related to our preclinical studies.

General and Administrative Expenses

General and administrative expenses were $19.4 million for the six months ended June 30, 2021, compared to $18.3 million for the six months ended June 30, 2020. The increase of $1.1 million was primarily due to costs required to meet our growing infrastructure needs, including increases of $1.2 million in employee-related costs due to increased general and administrative headcount and higher share-based compensation expense, $0.5 million in consulting fees, $0.5 million in information technology costs, and $0.1 million in depreciation and amortization expense, partially offset by a $1.2 million decrease in legal fees.

Interest Income (expense)

Interest income was $0.1 million for the six months ended June 30, 2021, compared to $0.8 million for the six months ended June 30, 2020. The decrease of $0.7 million of interest income generated on our cash and cash equivalent balances was the result of lower interest rates in the six months ended June 30, 2021 compared to the same period in 2020.

Interest expense was an amount less than $0.1 million for the six months ended June 30, 2021. Interest expense represents interest incurred on the principal amount of the Elo Loan as well as amortization of the Elo Loan debt discount. No interest expense was incurred in the six months ended June 30, 2020.

Segment Results

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Revenue:
Therapeutics	$83,566	$6,493	$77,073
Food	1,588	1,583	5
Total segment revenue	85,154	8,076	77,078
Segment operational cash expenditures:
Therapeutics	$44,223	$38,374	$5,849
Food	4,253	4,406	(153)
Total segment operational cash expenditures	48,476	42,780	5,696
Segment operating income (loss):
Therapeutics	$39,343	$(31,881)	$71,224
Food	(2,665)	(2,823)	158
Total segment operating income (loss)	36,678	(34,704)	71,382

We evaluate the operating performance of each segment based on segment operating income (loss). Segment operating income (loss) is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are specifically identifiable to the reportable segment (including specifically identifiable research and development and property, equipment and software expenditures). The reportable segment operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations. We do not allocate general operational expenses or non-cash income statement amounts to our reportable segments.

Therapeutics Segment

Revenue for the six months ended June 30, 2021 was $83.6 million, compared to $6.5 million for the six months ended June 30, 2020. The increase of $77.1 million in revenue during the six months ended June 30, 2021 was primarily the result of a $70.3 million increase in revenue recognized under the Servier Agreement as the performance obligation was deemed fully satisfied upon the execution of the Program Purchase Agreement and a $10.7 million increase in revenue recognized under the Lilly Agreement as work began in 2021. These increases were partially offset by a $3.9 million decrease in revenue recognized from Gilead due to the termination of the Gilead Agreement in 2020.

Segment operational cash expenditures for the six months ended June 30, 2021 were $44.2 million, compared to $38.4 million for the six months ended June 30, 2020. The increase of $5.8 million was primarily due to the $1.3 million payment made to Servier in connection with the Program Purchase Agreement, increases in employee-related cash expenditures associated with higher headcount, increases in lab supplies, and increases in facility-related costs. Segment operating income was $39.3 million for the six months ended June 30, 2021 compared to an operating loss of $31.9 million for six months ended June 30, 2020. The increase of $71.2 in operating income is primarily due to the factors discussed above.

Food Segment

Revenue for the six months ended June 30, 2021 was $1.6 million, consistent with the six months ended June 30, 2020. There was a $1.5 million increase in revenue recognized from a partnering collaboration and a $1.5 million decrease in revenue recognized from an agriculture industry collaboration partner during the six months ended June 30, 2021 compared to the same period in 2020.

Segment operational cash expenditures for the six months ended June 30, 2021 were $4.3 million, compared to $4.4 million for the six months ended June 30, 2020. The decrease of $0.1 million was primarily due to a decrease in fixed asset expenditures and consultant fees partially offset by increases in employee-related cash expenditures. Segment operating loss decreased $0.1 million to $2.7 million for the six months ended June 30, 2021 compared to $2.8 million for the same period in 2020 primarily due to the factors discussed above.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the pandemic related to COVID-19 and variants thereof. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the pandemic related to COVID-19 and variants thereof and its impact on our liquidity and future funding requirements remains uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors— The ongoing novel coronavirus disease, COVID-19 has impacted our business and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the pandemic related to COVID-19 and its variants on our business.

We do not currently have any approved products and have never generated any revenue from product sales. Through the date of filing this Quarterly Report on Form 10-Q, we have financed our operations primarily through proceeds from upfront payments from collaboration and licensing agreements, our IPO, private placements of our convertible preferred stock and convertible debt, and at-the-market offerings of common stock. As of June 30, 2021, we had raised approximately $645.4 million of proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, at-the-market offerings of common stock as part of our shelf registration statement, upfront and milestone payments from customers and funding from other strategic alliances and grants.

We currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the SEC on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of June 30, 2021, we had sold 1,293,754 shares of our common stock in at-the-market offerings as part of our shelf registration statement, resulting in net proceeds of $14.8 million, after deducting agent commissions and issuance costs.

Cash Flows

Our cash and cash equivalents totaled $173.9 million and $126.9 million as of June 30, 2021 and 2020, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$36,733	$(51,711)
Net cash used in investing activities	(2,815)	(2,888)
Net cash provided by financing activities	50,227	599
Increase (decrease) in cash and cash equivalents	$84,145	$(54,000)

Cash Provided by (Used in) Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses.  Cash provided by (used in) operating activities during the six months ended June 30, 2021 and June 30, 2020 resulted from our net income (loss) adjusted for non-cash expenses and changes in working capital.

Cash provided by operating activities during the six months ended June 30, 2021 was $36.7 million compared to $51.7 million used in operating activities during the six months ended June 30, 2020.  The increase in cash provided by operating activities in the six months ended June 30, 2021 was primarily driven by the $100.0 million upfront payment received from Lilly in January 2021, partially offset by increases in employee-related costs associated with increased headcount, costs related to our Phase 1 clinical trial of CD19B which began in June 2021, and the $1.3 million cash payment to Servier in connection with the Program Purchase Agreement.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to leasehold additions, equipment and software.  Net cash used in investing activities during the six months ended June 30, 2021 was $2.8 million, compared to $2.9 million in the six months ended June 30, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $50.2 million, compared to $0.6 million during the six months ended June 30, 2020.  The increase in cash provided by financing activities during the six months ended June 30, 2021 was primarily due to the $35.0 million in proceeds received under the Stock Purchase Agreement with Lilly in January 2021, $9.7 million in net proceeds received from sales of our common stock under our shelf registration statement, $2.5 million in net proceeds received from the issuance of the Elo Term Loan, and an increase in proceeds from stock option exercises.

Debt Obligations

Revolving Line

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

There have been no borrowings under the Pacific Western Loan as of the date of this Quarterly Report on Form 10-Q. The Company was in compliance with its financial covenants under the Pacific Western Loan as of June 30, 2021.

Elo Loan

On May 19, 2021, Elo entered into a loan and security agreement with PWB for a term loan in the amount of $2.5 million. The Elo Loan matures on March 31, 2022. Monthly payments on the Elo Loan are interest only until maturity. Elo may prepay principal before maturity without penalty or premium. The interest rate on the Elo Loan is a variable annual rate equal to the greater of a) 1.75% above the prime rate in effect (as defined in the Elo Loan); or b) 5.00%. All outstanding principal amounts are due on the maturity date. The Company was in compliance with its financial covenants under the Elo Loan as of June 30, 2021.

Funding Requirements

Our operating expenses increased substantially in the six months ended June 30, 2021 and are expected to continue to increase in the future in connection with the continuation of our current clinical trials, planned initiation of additional clinical trials and expected growth in our portfolio.

We believe that, as of the date the financial statements included in this Quarterly Report on Form 10-Q were issued, our cash and cash equivalents, expected operational receipts and available credit will allow us to continue our operations into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical and agricultural products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

Other than the $10.0 million financial contract liability accrued in the six months ended June 30, 2021 related to the Program Purchase Agreement described further in “Note 4: Commitments and Contingencies” and the $2.5 million Elo Loan described further under “—Debt Obligations” above, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three and six months ended June 30, 2021, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $173.9 million, or 76% of our total assets, as of June 30, 2021 and $89.8 million, or 60% of our total assets, as of December 31, 2020. Interest income earned on these assets was $0.1 million for the six months ended June 30, 2021. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a significant impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.

We reported net income for the three and six months ended June 30, 2021, but do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net profit was $3.0 million for the six months ended June 30, 2021 and we reported a net loss of $109.0 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $283.1 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront payments from collaboration and licensing agreements, our IPO, private placements of our convertible preferred stock and convertible debt and at-the-market offerings of common stock. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We believe that, as of the date the financial statements included in this Quarterly Report on Form 10-Q were issued, existing cash and cash equivalents, expected operational receipts and available credit will allow the Company to continue its operations into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

Pursuant to the Pacific Western Loan with PWB, we may request advances on a revolving line of credit (“the Revolving Line”) of up to an aggregate principal of $30.0 million, the maturity date of the Revolving Line is June 23, 2023. As of June 30, 2021, we had no borrowings under our Revolving Line. Under the loan and security agreement, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Investment in biopharmaceutical and agricultural biotechnology product development is a highly speculative endeavor. It entails substantial upfront capital expenditures, and there is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our genome editing platform and the technologies we are using are new and unproven. We have initiated a Phase 1/2a clinical trial in patients with R/R

NHL and R/R B-ALL, a separate Phase 1/2a clinical trial in patients with R/R NHL, R/R CLL and R/R SLL, a Phase 1 clinical trial in patients with NHL and a Phase 1/2a clinical trial in patients with R/R multiple myeloma, but we have not commenced field trials for any of our product candidates from our food platform. We have not yet demonstrated an ability to successfully complete any clinical or field trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

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

Research programs to identify new product candidates and product development platforms require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs, product candidates or product development platforms that ultimately prove to be unsuccessful. Any time, effort and financial resources we expend on identifying and researching new product candidates and product development platforms may divert our attention from, and adversely affect our ability to continue, development and commercialization of existing research programs, product candidates and product development platforms. Clinical trials or field trials, as applicable, of any of our product candidates may never commence despite the expenditure of significant resources in pursuit of their development, and our spending on current and future research and development programs, product candidates and product development platforms may not yield any commercially viable products. As a result of having limited financial and managerial resources, we may forego or delay pursuit of opportunities that later prove to have greater commercial potential. For example, we continue to strategically assess our options in connection with a separation of our food segment, Elo, from Precision, and expect that we will complete any such spinout, sale or other treatment of Elo in 2021. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Additionally, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Risks Related to the Identification, Development and Commercialization of Our Product Candidates

ARCUS is a novel technology, making it difficult to predict the time, cost and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of most of our product candidates in humans, and have only limited safety and efficacy information in humans to date regarding three of our product candidates.

Our success depends on our ability to develop and commercialize product candidates using our novel genome editing technology. The novel nature of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, preclinical or greenhouse studies and clinical or field trials. There have been a limited number of clinical trials of products created with genome editing technologies, four of which have utilized our technology. Because our therapeutic research programs are all in preclinical or early clinical stages, we have only been able to assess limited safety and efficacy data for one of our product candidates in a human trial. Current or future product candidates may not meet safety and efficacy requirements for continued development or ultimate approval in humans and may cause significant adverse events or toxicities. All of our product candidates are designed to act at the level of DNA, and because animal DNA differs from human DNA, it will be difficult for us to test our therapeutic product candidates in animal models for either safety or efficacy, and any testing that we conduct may not translate to their effects in humans. Moreover, animal models may not exist for some of the targets, diseases or indications that we intend to pursue. Similarly, we and our collaborators have not yet completed field trials for any agricultural product candidates created with our technology. Our product candidates may not be able to properly implement desired genetic edits with sufficient accuracy to be viable therapeutic or agricultural products, and there may be long-term effects associated with them that we cannot predict at this time. Any problems we experience related to the development of our genome editing technology or any of our or our collaborators’ research programs or product candidates may cause significant delays or unanticipated costs, and we may not be able to satisfactorily solve such problems. These factors may prevent us or our collaborators from completing our preclinical or greenhouse studies or any clinical or field trials that we or our collaborators have ongoing or may initiate, or profitably commercializing any product candidates on a timely basis, or at all. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process as we develop and prepare to commercialize product candidates. These factors make it more difficult for us to predict the time, cost and potential success of product candidate development. If our product development activities take longer or cost more than anticipated, or if they ultimately are not successful, it would materially adversely affect our business and results of operations.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. With the exception of our CD19, CD19B, CD20 and BCMA product candidates, all current product candidates and product development programs are still in the discovery, preclinical or greenhouse stages. We may be unsuccessful in advancing those product candidates into clinical development or field trials or in identifying any developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:

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

We sometimes estimate, or may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies or clinical or field trials, the submission of regulatory filings, the receipt of marketing approval or the realization of other commercialization objectives. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities, the receipt of key regulatory approvals or actions, and other factors, including without limitation, impacts resulting from the pandemic related to COVID-19 and its variants, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of the product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the trading price of our common stock may decline.

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

Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We have initiated a Phase 1/2a clinical trial in patients with R/R NHL or R/R B-ALL, a Phase 1/2a clinical trial in subjects with NHL, CLL and SLL, a Phase 1 clinical trial in patients with NHL and a Phase 1/2a clinical trial in subjects with R/R multiple myeloma. We do not know whether any current or planned clinical trials will need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials have been and may in the future be delayed, suspended or terminated for a variety of reasons, including in connection with:

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
•

unforeseen events, such as natural or manmade disasters, public health emergencies, such as the pandemic related to COVID-19 and its variants, which has and may continue to impact our operations, or other natural catastrophic events.

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

We expect our manufacturing strategy for one or more of our product candidates may involve the use of CMOs as well as our recently opened manufacturing facility, MCAT. The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of our contract manufacturers and are dependent on their compliance with cGMP for their manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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
•

unforeseen events, such as natural or manmade disasters, public health emergencies, such as the pandemic related to COVID-19 and its variants which has and may continue to impact our operations, or other natural catastrophic events.

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

Enrollment delays in clinical trials, including those due to the pandemic related to COVID-19 and its variants, may result in increased development costs for any of our product candidates, which may cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which may have an adverse effect on our results of operations and prospects.

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

Our product candidates may be associated with off-target editing or other serious adverse events, undesirable side effects or unexpected characteristics. Results of clinical trials could reveal severe or recurring side effects, toxicities or unexpected events, including death. Off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. In those instances where we also provide a segment of DNA, it is possible that following off-target cut events, such DNA could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There may also be delayed adverse events following exposure to therapeutics made with genome editing technologies due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. In addition to serious adverse events or side effects caused by product candidates we develop alone or with collaborators, the administration process or related procedures may also cause undesirable side effects. For example, in our Phase 1/2a clinical trial of PBCAR0191, as of May 21, 2021, one death without disease progression occurred following infection and was assessed by the investigator as possibly related to study treatment. As of the same date, two other treatment emergent deaths without disease progression occurred following one case of infection and one case of cardiac arrest and were not assessed as possibly related to study treatment.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products. Subsequently, on March 18, 2020 the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the pandemic related to COVID-19 and its variants. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic, and COVID-19 has spread to multiple global regions, including the United States and Europe. The ongoing pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19 and its variants and in accordance with local guidelines, we have implemented measures to mitigate exposure risks and support operations. The health and safety program we have initiated requiring mandatory use of face masks, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities, as well as temperature and symptom screening procedures at each location may not sufficiently protect our employees. We have communicated to our employees that based on their comfort level, regardless of role, they may elect not to come to work. Any resurgence of outbreaks or new regulatory orders or guidance or self-imposed protective measures we impose could require reversal of our previously eased restrictions to our on-site activities and, as a result, adversely impact our business, including our preclinical studies and clinical trials.

As a result of the pandemic related to COVID-19 and its variants or other pandemic, epidemic or outbreak of an infectious disease, we have and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The pandemic related to COVID-19 and its variants continues to evolve. Disruptions, competing resource demands and safety concerns caused by the pandemic related to COVID-19 and its variants have caused, and may continue to cause, delays in our clinical trial site activation and our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  If we or any of the third parties with whom we engage were to experience shutdowns or any further business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, the magnitude of the economic impact brought by and the duration of the pandemic related to COVID-19 and its variants is difficult to assess or predict and may continue to result in significant disruption of global financial markets, which may reduce our ability to access capital and negatively affect our liquidity.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2021, we had 236 full-time employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and, if we retain commercialization responsibility for any product candidate we develop alone or with collaborators, sales and marketing personnel will also be critical to our success. For instance, we have commenced a transition plan for our Chief Executive Officer and recently appointed a new Chief Medical Officer. With the recent resignation of our Chief Operating Officer (“COO”), we plan to reassign the responsibilities of the COO to other members of the management and senior leadership team and use this opportunity to restructure the COO role in the organization. We may not be able to attract new or successor personnel on acceptable terms or at all given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, integrate, motivate and retain additional skilled and qualified personnel, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business.

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

Our business and operations may suffer in the event of system failures or security breaches which could materially affect our results.

Despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties, and human error (e.g., social engineering, phishing).  The aforementioned third parties  with which we have relationships include service providers and vendors who provide to us a broad array of software and other technologies as well as products, services and functions (e.g., human resources, finance, communications, data transmission, risk, compliance) that enable us to conduct, monitor and/or protect our business, operations, systems and data assets.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.  Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.  As a result of the pandemic related to COVID-19 and its variants, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.

We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability due to delays in the development of our product candidates and/or due to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.  Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.

Federal, state and non-U.S. legislators and regulators globally have enacted or proposed legal requirements regarding the collection, distribution, disclosure, use, processing, security and storage of personally identifiable information and other types of regulated data, including online information and data online.  In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, breaches due to human error, technical vulnerabilities, malfeasance or other disruptions. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals and other parties of security breaches involving particular types of information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors or other organizations with which we have formed relationships that involve the handling or processing of such information.

Although, to our knowledge, neither we nor any such third parties have experienced any material security breach or incident involving the unauthorized disclosure or misuse of sensitive information, and even though we may have contractual protections with third parties who process or handle sensitive information, any breach could compromise our or their networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, notifications, follow-up actions related to such a security breach or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant costs, including regulatory penalties, fines and legal expenses, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation and cause a loss of confidence in us and our or such third parties’ ability to conduct clinical trials, which could adversely affect our reputation and delay our research and development programs.

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

As of June 30, 2021, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 net operating loss carryforwards (and research tax credits) may expire prior to being used, and our net operating loss carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of June 30, 2021, we had cash and cash equivalents of $173.9 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since June 30, 2021, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 9, 2021, the Board of Directors (the “Board”) of Precision BioSciences, Inc. (the “Company”) approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (the “Inducement Award Plan”), which was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), awards under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 3.0 million shares of the Company’s common stock may be issuable under the Inducement Award Plan.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	4/1/2019

10.1†	Program Purchase Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier and Precision BioSciences, Inc., dated April 9, 2021.	10-Q	001-38841	10.1	5/13/2021

10.2#†	Consulting Agreement between Precision BioSciences, Inc. and Christopher Heery, M.D., dated April 23, 2021.	10-Q	001-38841	10.3	5/13/2021

10.3#	Employment Agreement between Precision BioSciences, Inc. and Alan List, dated April 26, 2021.	10-Q	001-38841	10.2	5/13/2021

10.4#	Transition and Separation Agreement between Precision BioSciences, Inc. and Matthew Kane, dated April 5, 2021	8-K	001-38841	10.1	4/6/2021

10.5#	Amended and Restated Employment Agreement between Precision BioSciences, Inc. and Alex Kelly, dated May 27, 2021.					*

10.6#	Consulting Agreement between Precision BioSciences, Inc. and Dr. David Thomson, dated July 2, 2021	8-K	001-38841	99.1	7/8/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Denotes a management contract or compensation plan or arrangement.

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

Precision BioSciences, Inc.

Date: August 12, 2021	By:	/s/ Matthew Kane
Matthew Kane
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: August 12, 2021	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer)