Form 10-Q
period 2021-09-30
PRECISION BIOSCIENCES INC
filed 2021-11-10
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As November 3, 2021, the registrant had 60,767,307 shares of common stock, $0.000005 par value per share, outstanding.

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

•

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. We have never been profitable and may never achieve or maintain profitability.

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
•

ARCUS is a novel technology, making it difficult to predict the time, cost and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of most of our product candidates in humans and have only limited safety and efficacy information in humans to date regarding three of our product candidates.

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

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$160,471	$89,798
Accounts receivable	488	10,000
Prepaid expenses	21,191	5,762
Other current assets	898	4
Total current assets	183,048	105,564
Property, equipment, and software—net	31,536	35,090
Intangible assets—net	2,074	1,373
Right-of-use assets—net	5,513	6,410
Investment in equity securities	812	—
Other assets	4,216	1,721
Total assets	$227,199	$150,158
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$486	$792
Accrued compensation	4,548	5,745
Accrued clinical and research and development expenses	3,008	3,269
Deferred revenue	21,976	30,236
Lease liabilities	2,123	1,933
Loan payable—net	2,454	—
Other current liabilities	1,880	854
Total current liabilities	36,475	42,829
Deferred revenue	71,838	53,926
Lease liabilities	6,966	8,586
Contract liabilities	10,000	—
Other liabilities	477	392
Total liabilities	125,756	105,733
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 60,892,018 shares issued and 60,081,546 shares outstanding as of September 30, 2021; 53,503,124 shares issued and 52,692,652 shares outstanding as of December 31, 2020	—	—
Additional paid-in capital	396,780	331,450
Accumulated deficit	(294,385)	(286,073)
Treasury stock	(952)	(952)
Total stockholders’ equity	101,443	44,425
Total liabilities and stockholders’ equity	$227,199	$150,158

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$24,036	$7,363	$109,190	$15,439
Operating expenses
Research and development	25,940	24,873	88,768	74,935
General and administrative	9,638	8,534	29,074	26,852
Total operating expenses	35,578	33,407	117,842	101,787
Operating loss	(11,542)	(26,044)	(8,652)	(86,348)
Other income (expense):
Change in fair value of equity investment	274	—	274	—
Interest expense	(55)	—	(79)	—
Interest income	44	28	145	795
Total other income, net	263	28	340	795
Net loss and net loss attributable to common stockholders	$(11,279)	$(26,016)	$(8,312)	$(85,553)

Net loss per share attributable to common stockholders- basic and diluted	$(0.19)	$(0.50)	$(0.14)	$(1.65)
Weighted average shares of common stock outstanding- basic and diluted	59,657,677	52,346,715	58,018,550	51,858,032

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

See notes to condensed consolidated financial statements

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- January 1, 2020	51,965,708	$—	$316,333	$(177,067)	$(952)	$138,314
Stock option exercises	244,999	—	212	—	—	212
Issuance of common stock under employee stock purchase plan	42,620	—	239	—	—	239
Share-based compensation expense	—	—	3,105	—	—	3,105
Net loss	—	—		(26,836)	—	(26,836)
Balance- March 31, 2020	52,253,327	$—	$319,889	$(203,903)	$(952)	$115,034
Stock option exercises	725,574	—	148	—	—	148
Share-based compensation expense	—	—	3,118	—	—	3,118
Net loss	—	—	—	(32,701)	—	(32,701)
Balance- June 30, 2020	52,978,901	$—	$323,155	$(236,604)	$(952)	$85,599
Stock option exercises	222,983	-	131	-	-	131
Issuance of common stock under employee stock purchase plan	83,608	-	401	-	-	401
Share-based compensation expense	—	-	3,709	-	-	3,709
Net loss	—	-	-	(26,016)	-	(26,016)
Balance - September 30, 2020	53,285,492	$—	$327,396	$(262,620)	$(952)	$63,824

Balance- January 1, 2021	53,503,124	$—	$331,450	$(286,073)	$(952)	$44,425
Stock option exercises	676,791	—	1,297	—	—	1,297
Issuance of common stock under employee stock purchase plan	90,796	—	418	—	—	418
Share-based compensation expense	—	—	3,632	—	—	3,632
Issuance of common stock to collaboration partners	3,762,190		27,739	—		27,739
Net loss	—	—	—	(18,689)	—	(18,689)
Balance- March 31, 2021	58,032,901	$—	$364,536	$(304,762)	$(952)	$58,822
Stock option exercises	766,767	—	1,353	—	—	1,353
Share-based compensation expense	—	—	3,896	—	—	3,896
Proceeds from issuance of common stock, net of issuance cost	1,293,754		14,826	—		14,826
Net income	—	—	—	21,656	—	21,656
Balance- June 30, 2021	60,093,422	$—	$384,611	$(283,106)	$(952)	$100,553
Stock option exercises	414,073	—	3,393	—	—	3,393
Issuance of common stock under employee stock purchase plan	36,091	—	386	—	—	386
Share-based compensation expense	—	—	4,551	—	—	4,551
Proceeds from issuance of common stock, net of issuance cost	348,432	—	3,839	—	—	3,839
Net loss	—	—	—	(11,279)	—	(11,279)
Balance- September 30, 2021	60,892,018	$—	$396,780	$(294,385)	$(952)	$101,443

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,312)	$(85,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,806	6,587
Share-based compensation	12,079	9,932
Loss on disposal of assets	23	—
Non-cash interest expense	42	—
Amortization of right-of-use assets	897	755
Non-cash consideration received from collaboration partners	(17,894)	—
Change in fair value of equity investments	(274)	—
Changes in operating assets and liabilities:
Prepaid expenses	(323)	1,262
Accounts receivable	9,512	(9,151)
Other assets and other current assets	47	2,185
Accounts payable	240	(1,337)
Other liabilities and other current liabilities	(976)	2,023
Deferred revenue	2,391	627
Lease liabilities and right-of-use assets	(1,430)	(1,264)
Contract liabilities	10,000	—
Net cash provided by (used in) operating activities	12,828	(73,934)
Cash flows from investing activities:
Purchases of property, equipment and software	(3,548)	(3,935)
Purchases of intangible assets	(750)	—
Net cash used in investing activities	(4,298)	(3,935)
Cash flows from financing activities:
Proceeds from stock option exercises	5,757	491
Proceeds from employee stock purchase plan	804	640
Proceeds from issuance of common stock to collaboration partners	35,000	—
Proceeds from at-the-market offering of common stock, net of issuance costs and commissions	18,130	—
Proceeds from issuance of term loan, net of issuance costs paid to lender	2,465	—
Payments of debt issuance costs	(13)	—
Net cash provided by financing activities	62,143	1,131
Net increase (decrease) in cash and cash equivalents	70,673	(76,738)
Cash and cash equivalents—beginning of period	89,798	180,886
Cash and cash equivalents —end of period	$160,471	$104,148

Supplemental disclosures of noncash activities:
Property, equipment and software additions included in accounts payable and other current liabilities	$695	$851
Unsettled at-the-market issuances of common stock included in other current assets	$549	—
Contract liability accrual related to Servier Program Purchase Agreement milestones	$10,000	—
Non-cash consideration received from collaboration partners	$17,894	—

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management believes that, as of the time these financial statements were issued, existing cash and cash equivalents, expected operational receipts and available credit will allow the Company to fund its operating expense and capital expenditure requirements into 2023. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position as of September 30, 2021 and condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020, have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the nine months ended September 30, 2021, the Company recorded cumulative catch up adjustments on its contracts with customers that increased revenue recognition by $61.6 million; the cumulative catch-up adjustments resulted from a change in the transaction price related to variable consideration for development milestones as well as changes in total estimated effort required to satisfy performance obligations. During the nine months ended September 30, 2021, the Company recorded $74.2 million in revenue that was included in deferred revenue as of December 31, 2020.

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

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of September 30, 2021 there were 3,239,029 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of September 30, 2021, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 4,153,915 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of September 30, 2021, 1,726,045 shares were available to be issued under the 2019 Plan. The 2019 Plan had 6,380,129 stock options and 797,147 restricted stock units (“RSUs”) outstanding as of September 30, 2021.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of September 30, 2021, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 1,038,478 shares pursuant to this provision. No more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2021, the Company had issued 253,115 shares under the 2019 ESPP. As of September 30, 2021, 1,310,363 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of $0.3 million during each of the nine months ended September 30, 2021 and 2020.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (“Inducement Award Plan”).

The Inducement Award Plan provides for the grant of grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company . The number of shares available for issuance under the Inducement Award Plan is 3,000,000 shares of Common Stock. As of September 30, 2021 no awards had been granted under the Inducement Award Plan. Refer to Note 11, “Subsequent Events,” for discussion of awards granted under the Inducement Award Plan after September 30, 2021.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee	$4,151	$3,376	$10,942	$9,155
Nonemployee	400	333	1,137	777
	$4,551	$3,709	$12,079	$9,932

Share-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,563	$2,220	$6,916	$6,028
General and administrative	1,988	1,489	5,163	3,904
	$4,551	$3,709	$12,079	$9,932

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	73.15%	73.10%
Weighted-average risk-free interest rate	0.96%	0.99%
Expected life of options (in years)	6.16	6.36
Weighted-average fair value per option	$8.10	$7.25

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

The following table summarizes activity in the Company’s stock option plans for the nine months ended September 30, 2021:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of January 1, 2021	10,544,270	$7.88
Granted	1,845,252	11.08
Exercised	(1,857,631)	3.25
Forfeited/canceled	(912,733)	10.18
Balance as of September 30, 2021	9,619,158	$9.17

The intrinsic value of stock options exercised was $14.9 million and $8.2 million during the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, the Company granted 825,572 RSUs with a grant date fair value of $9.4 million. The fair value of each award was determined based on the market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2021:
	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of January 1, 2021	—	—
Granted	825,572	$11.34
Forfeited	(28,425)	11.34
Vested	—	—
Unvested RSUs as of September 30, 2021	797,147	$11.34

There was approximately $36.3 million of total unrecognized compensation cost related to unvested stock options and RSUs as of September 30, 2021, which is expected to be recognized over a weighted-average period of 2.6 years.
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

Regulatory and Commercial Milestones

Management assessed the likelihood of each of the regulatory and commercial milestones included in the Program Purchase Agreement in accordance with ASC 450, Contingencies. If the assessment of a contingency indicates that it is probable that the milestone will be achieved and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. Accordingly, a $10.0 million financial contract liability charged to research and development expense is included in the condensed consolidated financial statements as of September 30, 2021.

Product Partnering Transaction Consideration Due to Servier

Per the terms of the Program Purchase Agreement, should the Company enter into a product partnering transaction with respect to any of the targets previously nominated by Servier, the Company will pay Servier a percentage of the proceeds received. In accordance with ASC 450, Contingencies, management concluded that the amount of proceeds due to Servier as a result of a future product partnering transaction, if any, cannot be reasonably estimated as of the date of this Quarterly Report on Form 10-Q. As such, no contingency for this provision was included in the condensed consolidated financial statements as of September 30, 2021.

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

Future lease payments under non-cancelable leases with terms of greater than one year as of September 30, 2021, were as follows:

(in thousands)	September 30, 2021
2021 (excluding the 9 months ended September 30, 2021)	$678
2022	2,769
2023	2,848
2024	2,135
2025	1,086
2026 and beyond	1,108
Total lease payments	10,624
Less: imputed interest	1,535
Total operating lease liabilities	$9,089

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

There have been no borrowings under the Pacific Western Loan as of the date of this Quarterly Report on Form 10-Q. The Company was in compliance with its financial covenants under the Pacific Western Loan as of September 30, 2021.

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

In connection with the Elo Loan, the Company issued warrants to PWB (the “Warrants”). For further discussion of accounting for the Warrants, see Note 7, “Fair Value Measurements.”

The Elo Loan discount was determined to be less than $0.1 million upon issuance and includes debt issuance costs incurred by the Company as well as the fair value of the Warrants on the closing date. The Elo Loan discount will be amortized to interest expense over the life of the Elo Loan. The Company was in compliance with its financial covenants under the Elo Loan as of September 30, 2021.
NOTE 6:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred losses for the nine months ended September 30, 2021 and expects to continue to incur losses through the remainder of fiscal year ending December 31, 2021, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2021, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.
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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of September 30, 2021 the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. As of December 31, 2020, the Company held an insignificant amount of cash equivalents.

The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets. Investments in repurchase agreements are classified within Level 2 of the fair value hierarchy as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, pursuant to which iECURE granted the Company partial equity ownership in iECURE (the “iECURE equity”) as partial consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four other pre-specified rare genetic diseases, including ornithine transcarbamylase (“OTC”) deficiency, phenylketonuria, and two other programs focused on liver diseases (the “PCSK9 license”). On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense).

The Company classifies the iECURE equity within Level 3 of the fair value hierarchy as the assessed fair value was based on significant unobservable inputs given iECURE equity is not traded on a public exchange. To determine fair value of the equity investment in iECURE as of September 30, 2021, the Company utilized a 409A valuation report prepared by a third party. For additional discussion of accounting for the Company’s Development and License agreement with iECURE and the Equity Issuance Agreement, refer to Note 8, “Collaboration and License Agreements.”

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

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and are recorded as a liability. Accordingly, the Company classifies the Warrants as a non-current liability at their fair value and adjusts the warrant liability to fair value each reporting period with any changes in fair value recognized in the statement of operations. The Company utilizes the Black-Scholes option pricing model to value the warrant liability each reporting period and records changes in value to other income (expense). Upon the exercise of the warrants, the warrant liability will be marked to fair value at the conversion date and then reclassified to equity. The Company concluded there was no change in the fair value of the Warrants in the nine months ended September 30, 2021. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the fair value each reporting period is calculated using the Company’s assumptions to the Black-Scholes option pricing model including estimated dividend yield, expected stock volatility and expected term of the Warrants.

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

September 30, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$30	$30	$—	$—
Repurchase agreements	20,500	—	20,500	—
Investment in iECURE	812	—	—	812
	21,342	30	20,500	812
		`
Liabilities:
Warrant Liability	30	—	—	30

December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$10	$10	$—	$—
Repurchase agreements	-	—	$—	—
	$10	$10	$-	$—

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 (in thousands):

Investment in iECURE
Balance December 31, 2020	$—
Acquisitions	538
Gains included in earnings	274
Balance September 30, 2021	$812

NOTE 8:	COLLABORATION AND LICENSE AGREEMENTS

Development and License Agreement with Eli Lilly

On November 19, 2020, the Company, entered into a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (the “Development and License Agreement”) with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating the Company’s ARCUS nucleases. Lilly has initially nominated Duchenne muscular dystrophy, a liver-directed target and a central nervous system (“CNS”) directed target. Under the terms of the Development and License Agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement (the “Nomination Period”). Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Additionally, under the terms of the Development and License Agreement, Lilly has the option to replace up to two gene targets upon Lilly’s election and payment of a replacement target fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that the Company will be responsible for conducting certain pre-clinical research and investigational new drug application (“IND”) enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage the Company for additional clinical and/or initial commercial manufacture of licensed products.

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

During the nine months ended September 30, 2021, the Company recognized revenue under the agreement with Lilly of approximately $15.6 million. The Company recognized no revenue under the agreement with Lilly in 2020. Deferred revenue related to the agreement with Lilly amounted to $93.1 million as of September 30, 2021, of which $21.3 million was included in current liabilities. No deferred revenue related to the Development and License Agreement with Lilly was recorded as of December 31, 2020.

Development and License Agreement with iECURE

On August 9, 2021, the Company entered into a Development and License Agreement with iECURE under which iECURE plans to advance the Company’s PBGENE-PCSK9 candidate through Phase 1 studies and gain access to Precision’s PCSK9-directed ARCUS nuclease to develop four additional gene editing therapies for genetic diseases, including OTC deficiency, phenylketonuria, and two other programs focused on liver diseases (the “iECURE Agreement”).

Pursuant to the iECURE Agreement, the Company retains the rights to PBGENE-PCSK9, including all products developed for genetic indications with increased risk of severe cardiovascular events such as Familial Hypercholesterolemia (“FH”). In return, the Company granted iECURE a license to use its PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four other pre-specified rare genetic diseases, including OTC deficiency, phenylketonuria, and two other programs focused on liver diseases. Simultaneously with the entry into the iECURE Agreement, the Company and iECURE entered into an Equity Issuance Agreement, pursuant to which iECURE granted the Company partial equity ownership in iECURE as partial consideration for the license to use its PCSK9-directed ARCUS nuclease. Management concluded that the iECURE Equity Issuance Agreement is to be combined with the Development and License Agreement with iECURE (together, the “iECURE Agreements”) for accounting purposes. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

The Company assessed the iECURE Agreements in accordance with ASC 606 and concluded that the promises in the iECURE Agreements represent a transaction with a customer. The Company has concluded that the iECURE Agreements contain the following promises: (i) the PCSK9 license and (ii) JSC Participation. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. Accordingly, the Company concluded that the promise of the PCSK9 license is the sole performance obligation in the iECURE Agreements.

The fair value of the iECURE equity and the estimated fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through Phase 1 studies were concluded to be non-cash consideration, and as such were included in the transaction price of the iECURE Agreements. The Company concluded the PCSK9 license represents functional intellectual property in accordance with ASC 606 given the Company will not be providing any additional services to iECURE outside of the right to use the PCSK9 license. Therefore, the fair value of the iECURE equity and the fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through Phase 1 studies was recognized at the inception of the iECURE Agreements.

The fair value of the iECURE equity at inception of the iECURE agreements was assessed to be $0.5 million and was initially recorded to the investment in equity securities line item of the condensed consolidated balance sheets. As further discussed in Note 7, “Fair Value Measurements,” on issuance, Management elected to account for the iECURE equity at fair value under ASC 825. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through Phase 1 studies (the “PCSK9 Prepaid”) was assessed to be $17.4 million and was recorded to the prepaid expenses and other assets line items of the condensed consolidated balance sheets in the amounts of $15.1 million and $2.3 million, respectively. The PCSK9 Prepaid will be amortized to research and development expense on a pro-rata basis as iECURE incurs costs to progress the PBGENE-PCSK9 candidate through Phase 1 studies.

During the nine months ended September 30, 2021, the Company recognized revenue under the iECURE agreements of $17.9 million. The Company recognized no revenue under the iECURE agreements in 2020.

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

Pursuant to the terms of the Program Purchase Agreement, the Company made an upfront payment of $20.0 million in a combination of cash ($1.25 million) and waiver of earned milestones totaling $18.75 million that would have been otherwise payable to the Company. The $1.25 million cash payment to Servier is classified as research and development expense in the condensed consolidated statement of operations for the nine month period ended September 30, 2021. The waiver of earned milestones resulted in a $18.75 million reduction in accounts receivable and deferred revenue. This non-cash activity is reflected in the “Cash flows from operating activities” section of the Condensed Consolidated Statements of Cash Flows.

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

During the nine months ended September 30, 2021 and 2020, the Company recognized revenue under the agreement with Servier of approximately $72.9 million and $9.7 million, respectively. The Company did not have deferred revenue related to the agreement with Servier as of September 30, 2021. Deferred revenue related to the agreement with Servier amounted to $82.9 million as of December 31, 2020, of which $28.9 million was included in current liabilities.

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

Revenue associated with the combined performance obligation was recognized on a straight-line basis as the R&D services were provided through the Termination Notice Date. During the nine months ended September 30, 2021 and 2020, the Company recognized no revenue and approximately $3.9 million of revenue under the Gilead Agreement, respectively. The Company did not have deferred revenue related to the Gilead Agreement as of September 30, 2021 or December 31, 2020. No development or sales-based milestone payments were received under the Gilead Agreement.

NOTE 9:	NET LOSS PER SHARE

The Company calculates basic loss per share by dividing net loss for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted loss per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive.

The computations of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders (in thousands)	$(11,279)	$(26,016)	$(8,312)	$(85,553)
Weighted average shares outstanding basic and diluted	59,657,677	52,346,715	58,018,550	51,858,032
Net loss per share, basic and diluted	$(0.19)	$(0.50)	$(0.14)	$(1.65)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2021	2020
Unvested Restricted Stock Units	797,147	—
Stock Options	9,619,158	10,424,266
Total common stock equivalents excluded from diluted net loss per share	10,416,305	10,424,266

NOTE 10:	SEGMENT REPORTING

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

Presented below is the financial information with respect to the Company’s reportable segments:

	Three Months Ended September 30,
(in thousands)	2021	2020
Revenue:
Therapeutics	$22,795	$7,048
Food	1,241	315
Total segment revenue	24,036	7,363
Segment operational cash expenditures:
Therapeutics	18,111	17,612
Food	1,732	1,467
Total segment operational cash expenditures	19,843	19,079
Segment operating income (loss):
Therapeutics	4,684	(10,564)
Food	(491)	(1,152)
Total segment operating income (loss)	4,193	(11,716)
Adjustments to reconcile segment operating loss to consolidated operating income (loss)
Corporate general and administrative cash expenditures	(7,926)	(6,308)
Interest income received	(44)	(28)
Non-cash interest expense	(23)	—
Depreciation and amortization	(2,264)	(2,229)
Amortization of right-of-use asset	(309)	(270)
Share-based compensation	(4,551)	(3,709)
Adjustments to reconcile cash expenditures to GAAP expenses	(618)	(1,784)
Total consolidated operating loss	$(11,542)	$(26,044)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Revenue:
Therapeutics	$106,361	$13,541
Food	2,829	1,898
Total segment revenue	109,190	15,439
Segment operational cash expenditures:
Therapeutics	$62,334	$55,986
Food	5,985	5,873
Total segment operational cash expenditures	68,319	61,859
Segment operating income (loss):
Therapeutics	$44,027	$(42,445)
Food	(3,156)	(3,975)
Total segment operating income (loss)	40,871	(46,420)
Adjustments to reconcile segment operating loss to consolidated operating income (loss)
Corporate general and administrative cash expenditures	$(26,271)	$(22,925)
Interest income received	(145)	(795)
Non-cash interest expense	(42)	—
Depreciation and amortization	(6,806)	(6,587)
Amortization of right-of-use asset	(897)	(755)
Share-based compensation	(12,079)	(9,932)
Loss on disposal of assets	(23)	—
Adjustments to reconcile cash expenditures to GAAP expenses	(3,260)	1,066
Total consolidated operating loss	$(8,652)	$(86,348)

NOTE 11: SUBSEQUENT EVENTS

On October 15, 2021, the Company awarded Michael Amoroso an option to purchase 850,000 shares of the Company’s common stock, as well as 24,208 restricted stock units, in connection with Mr. Amoroso’s appointment as President and Chief Executive Officer of the Company and a member of the Company’s Board of Directors. The options and restricted stock units granted to Mr. Amoroso were awarded pursuant to the Company’s Employment Inducement Incentive Award Plan. As of October 15, 2021, 2,125,792 shares were available to be issued under the Company’s Employment Inducement Incentive Award Plan.

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

In June 2020, we commenced patient dosing in a Phase 1/2a clinical trial with our third allogenic CAR T cell therapy product candidate, PBCAR269A. PBCAR269A is designed to target B-cell maturation antigen (“BCMA”) for the treatment of R/R multiple myeloma and we have received orphan drug designation and Fast Track Designation from the FDA for this indication. The starting dose of PBCAR269A was 6 x 105 cells/kg. In February 2021, the study began enrolling patients into Dose Level 3, 6.0 x 106 cells/kg. This study includes a combination arm evaluating PBCAR269A and nirogacestat, a gamma secretase inhibitor (“GSI”) developed by SpringWorks Therapeutics. Emerging preclinical and clinical data suggest that a GSI may increase antitumor efficacy of BCMA-targeted autologous CAR T therapy in patients with R/R multiple myeloma. We are continuing to enroll patients in the combination arm of our Phase 1/2a study of PBCAR269A with nirogacestat and expect to provide an interim update on the monotherapy arm of the study in December 2021.

In November 2020, we announced a research collaboration and exclusive license agreement with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders, with an initial focus on Duchenne muscular dystrophy (“DMD”), a liver-directed target and a CNS-directed target. Under the agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement, which may be extended to six years upon Lilly’s election and payment of an extension fee. In January 2021, we entered into the Development and License Agreement and completed the transactions under the Stock Purchase Agreement. In connection with the closing of the transactions, we received an upfront cash payment of $100.0 million under the Development and License agreement and $35.0 million in exchange for 3,762,190 shares of our common stock under the Stock Purchase Agreement.

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

In June 2021, we announced updated interim clinical results from our Phase 1/2a study of PBCAR0191, our lead anti-CD19 CAR T candidate for the treatment of R/R NHL and R/R B-ALL. As of May 21, 2021, 18 subjects with R/R NHL completed Day 28 evaluation and received either enhanced lymphodepletion (“eLD”, n=12) or standard lymphodepletion (“sLD”, n=6) with dose level 3 of PBCAR0191 (3.0 x 106 cells per kg). After a single dose of PBCAR0191 following eLD, overall response rates and complete response rates were 75% and 50%, respectively, at Day ≥ 28. Five of nine responding patients (56%) who received PBCAR0191 cells following eLD remained progression-free, including 4/9 evaluable subjects with responses lasting greater than 4 months. New interim data for PBCAR0191 will be presented at the upcoming 63rd American Society of Hematology Annual Meeting. We are continuing to enroll patients in our Phase 1/2a study of PBCAR0191 and expect to provide an update on the study in December 2021.

In July 2021, we announced that the first patient was dosed in our Phase 1 clinical study with PBCAR19B, our anti-CD19 immune-evading stealth cell candidate for the treatment of R/R NHL. In preclinical studies, PBCAR19B has shown to delay both T cell and natural killer cell mediated allogeneic rejection in vitro and may improve the persistence of allogeneic CAR T cells. The Phase 1 study is a non-randomized, open-label, single-dose, dose-escalation and dose-expansion study of PBCAR19B. PBCAR19B is being administered at flat dose levels starting at, 2.7 x 108 CAR T cells per patient, the same as Dose Level 3 for PBCAR0191. We expect to provide an initial study update on PBCAR19B in 2022.

In August 2021, we signed a license and collaboration agreement with iECURE (the “iECURE Agreement”), a mutation-agnostic in vivo gene editing company co-founded by James M. Wilson, M.D., Ph.D. Under the iECURE Agreement, iECURE will advance our wholly-owned PBGENE-PCSK9 candidate into a Phase 1 study in familial hypercholesterolemia  (“FH”), with a clinical trial application (“CTA”) filing expected as early as 2022. iECURE will also use our PCSK9-directed ARCUS nuclease to develop four other pre-specified gene insertion therapies for rare genetic diseases, including OTC deficiency, phenylketonuria, and two other programs focused on liver diseases. We received a partial equity stake in iECURE and are eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

In September 2021, we entered into an exclusive license agreement to evaluate Tiziana’s foralumab, a fully human anti-CD3 monoclonal antibody (“mAb”), as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. This agreement reflects our ongoing pursuit of a best-in-class allogeneic CAR T cell therapy.

In November 2021, we announced that we will not continue development of PBCAR20A based on data observed to date in a heterogeneous R/R NHL population previously treated with anti-CD20 monoclonal antibodies, as treatment with PBCAR20A did not result in compelling response rates in a Phase 1/2a clinical study. While this study provided important information regarding allogeneic CAR T dosing and lymphodepletion regimens, we have decided to focus our clinical efforts in R/R lymphoma on CD19 targeting programs, as CD19 is a more robust antigenic target in R/R heterogeneous NHL populations. All subjects enrolled in the study and evaluated for treatment with PBCAR20A had acceptable tolerability with no GvHD, no Grade ≥ 3 cytokine release syndrome, and no Grade ≥ 3 neurotoxicity.

Pre-clinical research continues to progress for our wholly-owned in vivo gene correction program applying ARCUS to knock out the HAO1 gene as a potential one-time treatment for primary hyperoxaluria type 1 (“PH1”). In September 2021, we presented non-human primate (“NHP”) data showing on average, a 98.0% reduction in HAO1 mRNA and a 97.9% reduction in the encoded protein after a single administration of an adeno-associated virus (“AAV”) vector encoding ARCUS. We have initiated IND-enabling activities and expect to submit an IND/CTA in 2023 for PBGENE-PH1 delivered by lipid nanoparticle (“LNP”).

Our gene editing program for chronic hepatitis B virus (“HBV”) applies ARCUS to knock out persistent closed circular DNA (“cccDNA”) and potentially reduce viral persistence. Previously reported preclinical data has shown that ARCUS efficiently targeted and degraded HBV cccDNA in HBV-infected primary human hepatocytes and reduced expression of HBV S-antigen (“HBsAg”) by as much as 95%. Similar levels of HBsAg reduction were observed in a newly developed mouse model of HBV infection following administration of ARCUS mRNA using LNP delivery. We expect to submit an IND/CTA in 2024 for our HBV program.

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

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. As of September 30, 2021, we had an accumulated deficit of $294.4 million.

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

Therapeutics Segment Collaborations

Eli Lilly and Company

In November 2020, we entered into a research collaboration and exclusive license agreement with Lilly, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021, to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated DMD, a liver-directed target and a CNS-directed target. Under the terms of the Development and License Agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the first four years of the Development and License Agreement. Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

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

During the nine months ended September 30, 2021 we recognized revenue under the agreement with Lilly of approximately $15.6 million. We did not recognize any revenue under the agreement with Lilly in 2020. Deferred revenue related to the agreement with Lilly amounted to $93.1 million as of September 30, 2021, of which $21.3 million was included in current liabilities. No deferred revenue related to the Lilly Agreement was recorded as of December 31, 2020.

iECURE

On August 9, 2021, we entered into the iECURE Agreement, under which iECURE plans to advance our PBGENE-PCSK9 candidate through Phase 1 studies and gain access to our PCSK9-directed ARCUS nuclease to develop four additional gene editing therapies for genetic diseases, including OTC deficiency, phenylketonuria, and two other programs focused on liver diseases.

Pursuant to the iECURE Agreement, we retain the rights to PBGENE-PCSK9, including all products developed for genetic indications with increased risk of severe cardiovascular events such as FH. In return, we granted iECURE a license to use our PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four other pre-specified rare genetic diseases, including OTC deficiency, phenylketonuria, and two other programs focused on liver diseases. Simultaneously with the entry into the iECURE Agreement, we entered into an Equity Issuance Agreement with iECURE, pursuant to which iECURE granted us partial equity ownership in iECURE as partial consideration for the license to use its PCSK9-directed ARCUS nuclease. We concluded that the iECURE Equity Issuance Agreement is to be combined with the iECURE Agreement (together, the “iECURE Agreements”) for accounting purposes. Additionally, we are eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

We assessed the iECURE Agreements in accordance with ASC 606 and concluded that the promises in the iECURE Agreements represent a transaction with a customer. Further, we concluded that the iECURE Agreements contain the following promises: (i) the PCSK9 license and (ii) JSC Participation. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. Accordingly, we concluded that the promise of the PCSK9 license is the sole performance obligation in the iECURE Agreements.

The fair value of the iECURE equity and the estimated fair value of the costs to be incurred by iECURE to progress our PBGENE-PCSK9 candidate through Phase 1 studies were concluded to be non-cash consideration, and as such were included in the transaction price of the iECURE Agreements. We concluded the PCSK9 license represents functional intellectual property in accordance with ASC 606 given we will not be providing any additional services to iECURE outside of the right to use the PCSK9 license. Therefore, the fair value of the iECURE equity and the fair value of the costs to be incurred by iECURE to progress our PBGENE-PCSK9 candidate through Phase 1 studies was recognized at the inception of the iECURE Agreements.

The fair value of the iECURE equity at inception of the iECURE agreements was assessed to be $0.5 million and was initially recorded to the investment in equity securities line item of the condensed consolidated balance sheets. As further discussed in Note 7 to the condensed consolidated financial statements, “Fair Value Measurements”, on issuance, we elected to account for the iECURE equity at fair value under ASC 825. Accordingly, we adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). The fair value of the costs to be incurred by iECURE to progress our PBGENE-PCSK9 candidate through Phase 1 studies was assessed to be $17.4 million and was recorded to the prepaid expenses and other assets line items of the condensed consolidated balance sheets in the amounts of $15.1 million and $2.3 million, respectively. The PCSK9 Prepaid will be amortized to research and development expense on a pro-rata basis as iECURE incurs costs to progress our PBGENE-PCSK9 candidate through Phase 1 studies.

During the nine months ended September 30, 2021, we recognized revenue under the iECURE agreements of $17.9 million. We recognized no revenue under the iECURE agreements in 2020.

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

During the nine months ended September 30, 2021 and 2020, we recognized revenue under the agreement with Servier of approximately $72.9 million and $9.7 million, respectively. No deferred revenue related to the agreement with Servier was recorded as of September 30, 2021. Deferred revenue related to the agreement with Servier amounted to $82.9 million as of December 31, 2020, of which $28.9 million was included in current liabilities.

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

We recognized no revenue and $3.9 million in revenue under the Gilead Agreement during the nine months ended September 30, 2021 and 2020, respectively. The Company did not have deferred revenue related to the Gilead Agreement as of September 30, 2021 or December 31, 2020. We did not receive any milestone payments under the Gilead Agreement.

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

Tiziana

In September 2021, we entered into an exclusive license agreement to evaluate Tiziana’s foralumab, a fully human anti-CD3 mAb, as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers.

Food Segment Collaboration

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we continue our clinical trials for our CD19, CD19B and BCMA product candidates, and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of ongoing and future clinical trials of our CD19, CD19B and BCMA product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our CD19, CD19B and BCMA product candidates, and any other our product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of our CD19, CD19B and BCMA product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

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

Change in Fair Value of Equity Investment

On issuance, we elected to account for the iECURE equity at fair value under ASC 825. Accordingly, the Change in fair value of equity investment represents the change in fair value of the iECURE equity investment between reporting periods.

Interest Expense

Interest expense consists of interest payments and debt discount amortization on the Elo Loan.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and September 30, 2020, together with the changes in those items:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Revenue	$24,036	$7,363	$16,673
Operating expenses:
Research and development	25,940	24,873	1,067
General and administrative	9,638	8,534	1,104
Total operating expenses	35,578	33,407	2,171
Operating loss	(11,542)	(26,044)	14,502
Other income (expense):
Change in fair value of equity investment	274	—	274
Interest expense	(55)	—	(55)
Interest income	44	28	16
Total other income, net	263	28	235
Net loss	$(11,279)	$(26,016)	$14,737

Revenue

Revenue for the three months ended September 30, 2021 was $24.0 million, compared to $7.4 million for the three months ended September 30, 2020. The increase of $16.6 million in revenue during the three months ended September 30, 2021 was primarily the result of a $17.9 million increase in revenue recognized under the iECURE Agreement as the iECURE Agreement was executed in 2021, a $4.9 million increase in revenue recognized under the Lilly Agreement as work began in 2021 and a $0.9 million increase in revenue recognized from a partnering collaboration. These increases in revenue were partially offset by a $7.0 million decrease in revenue recognized under the Servier Agreement as the performance obligation was deemed fully satisfied upon the execution of the Program Purchase Agreement in April 2021.

Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$2,376	$2,250	$126
CD20 external development costs	1,289	1,457	(168)
BCMA external development costs	1,282	357	925
CD19B external development costs	330	—	330
Platform development, early-stage research and unallocated expenses:
Employee-related costs	10,470	9,635	835
Laboratory supplies and services	3,729	3,571	158
Outsourced research and development	670	1,758	(1,088)
CMOs and research organizations	1,729	2,086	(357)
Laboratory equipment and maintenance	526	318	208
Facility-related costs	850	843	7
Depreciation and amortization	1,904	1,883	21
Licensing fees	746	639	107
Other research and development costs	39	76	(37)
Total research and development expenses	$25,940	$24,873	$1,067

Research and development expenses for the three months ended September 30, 2021 were $25.9 million, compared to $24.9 million for the three months ended September 30, 2020. The increase of $1.0 million in research and development expense was primarily due to increases of $0.1 million, $0.9 million, and $0.3 million in direct costs associated with our CD19, BCMA, and CD19B clinical trials, respectively, primarily driven by increased CRO costs associated with the respective clinical trials. Further contributing to the increase in research and development expenses during the three months ended September 30, 2021 was an increase in employee-related costs of $0.8 million associated increased wages and share-based compensation expense and a $0.2 million increase in expenses related to laboratory supplies and services.

These increases in research and development expenses were partially offset by decreases of $1.1 million in outsourced research and development related to preclinical studies that were completed in 2020 as well as costs related to CD19B that are now directly allocated to the product candidate as well as a $0.2 million decrease in CD20 external development costs as development of PBCAR20A has been discontinued.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the three months ended September 30, 2021 compared to $8.5 million for the three months ended September 30, 2020. The increase of  $1.1 million in general and administrative expenses was primarily due to costs required to meet our growing infrastructure needs, including increases of $1.2 million in employee-related costs due to increased general and administrative headcount and higher share-based compensation expense and $0.2 million in information technology costs. These increases in general and administrative expenses were partially offset by a decrease of $0.3 million in consulting and legal fees.

Change in Fair Value of Equity Investment

The Change in Fair Value of Equity Investments was $0.3 million for the three months ended September 30, 2021. The change in fair value is attributed to an increase in the assessed fair value of our equity investment in iECURE from issuance in August 2021 to September 30, 2021. No change in fair value was assessed in the three months ended September 30, 2020 as we obtained the iECURE equity in August 2021.

Interest Income (expense)

Interest income was less than $0.1 million during each of the three months ended September 30, 2021 and 2020.

Interest expense was less than $0.1 million for the three months ended September 30, 2021. Interest expense represents interest incurred on the principal amount of the Elo Loan as well as amortization of the Elo Loan debt discount. No interest expense was incurred in the three months ended September 30, 2020.

Segment Results

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Revenue:
Therapeutics	$22,795	$7,048	$15,747
Food	1,241	315	926
Total segment revenue	24,036	7,363	16,673
Segment operational cash expenditures:
Therapeutics	18,111	17,612	499
Food	1,732	1,467	265
Total segment operational cash expenditures	19,843	19,079	764
Segment operating income (loss):
Therapeutics	4,684	(10,564)	15,248
Food	(491)	(1,152)	661
Total segment operating income (loss)	4,193	(11,716)	15,909

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

Therapeutics Segment

Revenue for the three months ended September 30, 2021 was $22.8 million, compared to $7.0 million for the three months ended September 30, 2020. The increase of $15.8 million was the result of a $17.9 million increase in revenue recognized under the iECURE Agreement as the iECURE Agreement was executed in 2021 and a $4.9 million increase in revenue recognized under the Lilly Agreement as work began in 2021. These increases in revenue were partially offset by a $7.0 million decrease in revenue recognized under the Servier Agreement as the performance obligation was deemed fully satisfied upon the execution of the Program Purchase Agreement in April 2021.

Segment operational cash expenditures for the three months ended September 30, 2021 were $18.1 million, compared to $17.6 million for the three months ended September 30, 2020. The increase of $0.5 million was primarily due to increases in employee-related cash expenditures partially offset by lower clinical trial-related cash expenditures. Segment operating income was $4.7 million for the three months ended September 30, 2021 compared to an operating loss of $10.6 million for three months ended September 30, 2020. The increase of $15.3 million in operating income is primarily due to the factors discussed above.

Food Segment

Revenue for the three months ended September 30, 2021 was $1.2 million, compared to $0.3 million for the three months ended September 30, 2020. The increase of $0.9 million was attributable to a $0.9 million increase in revenue from a partnered collaboration.

Segment operational cash expenditures for the three months ended September 30, 2021 were $1.7 million, compared to $1.5 million for the three months ended September 30, 2020. The increase of $0.2 million was primarily due to increases in employee-related cash expenditures and lab-related cash expenditures. Segment operating loss decreased $0.7 million to $0.5 million for the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020 primarily due to the factors listed above.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and September 30, 2020, together with the changes in those items in dollars:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Revenue	$109,190	$15,439	$93,751
Operating expenses:
Research and development	88,768	74,935	13,833
General and administrative	29,074	26,852	2,222
Total operating expenses	117,842	101,787	16,055
Operating loss	(8,652)	(86,348)	77,696
Other income (expense):
Change in fair value of equity investment	274	—	274
Interest expense	(79)	—	(79)
Interest income	145	795	(650)
Total other income, net	340	795	(455)
Net loss	$(8,312)	$(85,553)	$77,241

Revenue

Revenue for the nine months ended September 30, 2021 was $109.2 million, compared to $15.4 million for the nine months ended September 30, 2020.  The increase of $93.8 million in revenue during the nine months ended September 30, 2021 was primarily the result of a $63.2 million increase in revenue recognized under the Servier Agreement as the performance obligation was deemed fully satisfied upon the execution of the Program Purchase Agreement, a $17.9 million increase in revenue recognized under the iECURE Agreement as the iECURE Agreement was executed in 2021, a $15.6 million increase in revenue recognized under the Lilly Agreement as work began in 2021, and a $2.5 million increase in revenue recognized from a partnering collaboration. These increases in revenue were partially offset by a $3.9 million decrease in revenue recognized from Gilead due to the termination of the Gilead Agreement in 2020 and a $1.5 million decrease in milestone revenue recognized from an agriculture industry collaboration partner.

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$6,532	$7,198	$(666)
CD20 external development costs	3,312	4,486	(1,174)
BCMA external development costs	3,133	2,640	493
CD19B external development costs	2,662	—	2,662
Platform development, early-stage research and unallocated expenses:
Employee-related costs	31,814	27,826	3,988
Program Purchase Agreement costs and contract liability	11,250	—	11,250
Laboratory supplies and services	11,024	9,672	1,352
Sublicensing royalty payable to Duke	1,111	—	1,111
Outsourced research and development	1,583	6,599	(5,016)
CMOs and research organizations	4,133	5,365	(1,232)
Laboratory equipment and maintenance	1,553	1,078	475
Facility-related costs	2,745	2,488	257
Depreciation and amortization	5,747	5,593	154
Licensing fees	1,875	1,789	86
Other research and development costs	294	201	93
Total research and development expenses	$88,768	$74,935	$13,833

Research and development expenses for the nine months ended September 30, 2021 were $88.8 million, compared to $74.9 million for the nine months ended September 30, 2020. The increase of $13.9 million was primarily due to the Program Purchase Agreement in which a $10.0 million financial contract liability was accrued as it was deemed probable to occur and the $1.3 million cash payment to

Servier was recorded to expense in the nine months ended September 30, 2021. Further contributing to the increase in research and development expenses during the nine months ended September 30, 2021 were an increase in employee-related costs of $4.0 million associated with increased wages and share-based compensation expense, a $2.7 million increase in CD19B external development costs as the CD19B Phase 1 clinical trial commenced in June 2021, a $1.8 million increase in laboratory related costs, a $1.1 million sublicensing royalty payable to Duke on the Lilly upfront payment received, a $0.3 million increase in facility-related costs primarily driven by higher common area maintenance fees, and a $0.1 million increase in licensing fees.

These increases in research and development expenses for the nine months ended September 30, 2021 were partially offset by decreases of $5.0 million in outsourced research and development costs related to preclinical studies that were completed in 2020 as well as costs related to CD19B that are now directly allocated to the product candidate, $1.2 million in CMO and research organization expense, and $1.2 million in CD20 external development costs as development of PBCAR20A has been discontinued.

General and Administrative Expenses

General and administrative expenses were $29.1 million for the nine months ended September 30, 2021, compared to $26.9 million for the nine months ended September 30, 2020. The increase of $2.2 million was primarily due to costs required to meet our growing infrastructure needs, including increases of $2.4 million in employee-related costs primarily driven by higher share-based compensation expense, $0.7 million in information technology costs, $0.4 million in insurance expense, $0.3 million in consulting fees and $0.1 million in depreciation and amortization expense. These increases in general and administrative expenses for the nine months ended September 30, 2021 were partially offset by decreases of $1.3 million in legal fees and $0.2 million in office maintenance expense.

Change in Fair Value of Equity Investment

The Change in Fair Value of Equity Investments was $0.3 million for the nine months ended September 30, 2021. The change in fair value is attributed to an increase in the assessed fair value of our equity investment in iECURE from issuance in August 2021 to September 30, 2021. No change in fair value was assessed in the nine months ended September 30, 2020 as we obtained the iECURE equity in August 2021.

Interest Income (expense)

Interest income was $0.1 million for the nine months ended September 30, 2021, compared to $0.8 million for the nine months ended September 30, 2020. The decrease of $0.7 million of interest income generated on our cash and cash equivalent balances was the result of lower interest rates in the nine months ended September 30, 2021 compared to the same period in 2020.

Interest expense was an amount less than $0.1 million for the nine months ended September 30, 2021. Interest expense represents interest incurred on the principal amount of the Elo Loan as well as amortization of the Elo Loan debt discount. No interest expense was incurred in the nine months ended September 30, 2020.

Segment Results

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Revenue:
Therapeutics	$106,361	$13,541	$92,820
Food	2,829	1,898	931
Total segment revenue	109,190	15,439	93,751
Segment operational cash expenditures:
Therapeutics	$62,334	$55,986	$6,348
Food	5,985	5,873	112
Total segment operational cash expenditures	68,319	61,859	6,460
Segment operating income (loss):
Therapeutics	$44,027	$(42,445)	$86,472
Food	(3,156)	(3,975)	819
Total segment operating income (loss)	40,871	(46,420)	87,291

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

Therapeutics Segment

Revenue for the nine months ended September 30, 2021 was $106.4 million, compared to $13.5 million for the nine months ended September 30, 2020. The increase of $92.9 million in revenue during the nine months ended September 30, 2021 was primarily the result of a $63.2 million increase in revenue recognized under the Servier Agreement as the performance obligation was deemed fully satisfied upon the execution of the Program Purchase Agreement, a $17.9 million increase in revenue recognized under the iECURE Agreement as the iECURE Agreement was executed in 2021, a $15.6 million increase in revenue recognized under the Lilly Agreement as work began in 2021. These increases in revenue were partially offset by a $3.9 million decrease in revenue recognized from Gilead due to the termination of the Gilead Agreement in 2020.

Segment operational cash expenditures for the nine months ended September 30, 2021 were $62.3 million, compared to $56.0 million for the nine months ended September 30, 2020. The increase of $6.3 million was primarily due increases in employee-related cash expenditures, a $1.3 million cash payment to Servier in 2021 in connection with the Program Purchase Agreement, and a $1.1 million sublicensing royalty payable to Duke on the Lilly upfront payment received. Segment operating income was $44.0 million for the nine months ended September 30, 2021 compared to an operating loss of $42.4 million for nine months ended September 30, 2020. The increase of $86.4 million in operating income is primarily due to the factors discussed above.

Food Segment

Revenue for the nine months ended September 30, 2021 was $2.8 million, compared to $1.9 million for the nine months ended September 30, 2020. The increase of $0.9 million in revenue during the nine months ended September 30, 2021 was primarily due to  a $2.5 million increase in revenue recognized from a partnering collaboration, partially offset by a $1.5 million decrease in milestone revenue recognized from an agriculture industry collaboration partner.

Segment operational cash expenditures for the nine months ended September 30, 2021 were $6.0 million, compared to $5.9 million for the nine months ended September 30, 2020. The increase of $0.1 million was primarily due to increases in employee-related cash expenditures and lab supply cash expenditures, partially offset by a decrease in fixed asset cash expenditures. Segment operating loss decreased $0.8 million to $3.2 million for the nine months ended September 30, 2021 compared to $4.0 million for the same period in 2020 primarily due to the factors discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. Through the date of filing this Quarterly Report on Form 10-Q, we have financed our operations primarily through proceeds from upfront payments from collaboration and licensing agreements, our IPO, private placements of our convertible preferred stock and convertible debt, and at-the-market offerings of common stock. As of September 30, 2021, we had raised approximately $652.0 million of proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, at-the-market offerings of common stock as part of our shelf registration statement, upfront and milestone payments from customers and funding from other strategic alliances and grants.

We currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the SEC on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of September 30, 2021, we had sold 1,642,186 shares of our common stock in at-the-market offerings as part of our shelf registration statement, resulting in net proceeds of $18.7 million, after deducting agent commissions and issuance costs.

Cash Flows

Our cash and cash equivalents totaled $160.5 million and $104.1 million as of September 30, 2021 and 2020, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$12,828	$(73,934)
Net cash used in investing activities	(4,298)	(3,935)
Net cash provided by financing activities	62,143	1,131
Increase (decrease) in cash and cash equivalents	$70,673	$(76,738)

Cash Provided by (Used in) Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses.  Cash provided by (used in) operating activities during the nine months ended September 30, 2021 and September 30, 2020 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash provided by operating activities during the nine months ended September 30, 2021 was $12.8 million compared to $73.9 million used in operating activities during the nine months ended September 30, 2020.  The increase in cash provided by operating activities in the nine months ended September 30, 2021 was primarily driven by the $100.0 million upfront payment received from Lilly in January 2021, partially offset by increases in employee-related costs, costs related to our Phase 1 clinical trial of CD19B which began in June 2021, and the $1.3 million cash payment to Servier in connection with the Program Purchase Agreement.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets.  Net cash used in investing activities during the nine months ended September 30, 2021 was $4.3 million, compared to $3.9 million in the nine months ended September 30, 2020.  The $0.4 million increase in cash used in investing activities was primarily driven by a $0.8 million cash expenditure for the license to evaluate Tiziana’s foralumab as a lymphodepletion agent in conjunction with our allogeneic CAR T therapeutics, which was capitalized as an intangible asset. The increase in investing activities related to the Tiziana license was partially offset by a $0.4 million decrease in cash expenditures for purchases of leasehold additions, equipment, and software.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 were $62.1 million, compared to $1.1 million during the nine months ended September 30, 2020.  The increase in cash provided by financing activities during the nine months ended September 30, 2021 was primarily due to the $35.0 million in proceeds received under the Stock Purchase Agreement with Lilly in January 2021, $18.1 million in net proceeds received from sales of our common stock under our shelf registration statement, $2.5 million in net proceeds received from the issuance of the Elo Term Loan, and an increase in proceeds from stock option exercises.

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

There have been no borrowings under the Pacific Western Loan as of the date of this Quarterly Report on Form 10-Q. The Company was in compliance with its financial covenants under the Pacific Western Loan as of September 30, 2021.

Elo Loan

On May 19, 2021, Elo entered into a loan and security agreement with PWB for a term loan in the amount of $2.5 million. The Elo Loan matures on March 31, 2022. Monthly payments on the Elo Loan are interest only until maturity. Elo may prepay principal before maturity without penalty or premium. The interest rate on the Elo Loan is a variable annual rate equal to the greater of a) 1.75% above the prime rate in effect (as defined in the Elo Loan); or b) 5.00%. All outstanding principal amounts are due on the maturity date. The Company was in compliance with its financial covenants under the Elo Loan as of September 30, 2021.

Funding Requirements

Our operating expenses increased substantially in the nine months ended September 30, 2021 and are expected to continue to increase in the future in connection with the continuation of our current clinical trials, planned initiation of additional clinical trials and expected growth in our portfolio.

We believe that, as of the date the financial statements included in this Quarterly Report on Form 10-Q were issued, our cash and cash equivalents, expected operational receipts and available credit will allow us to fund our operating expense and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical and agricultural products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our clinical development for our CD19, CD19B and BCMA programs as we progress clinical trials, including CRO costs;
•	the progress, costs and results of our additional research and preclinical development programs;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•

the costs and timing of internal process development and manufacturing scale-up activities and contract with CMOs associated with our CD19, CD19B and BCMA programs and other programs we advance through preclinical and clinical development;

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

Contractual Obligations

Other than the $10.0 million financial contract liability accrued in the nine months ended September 30, 2021 related to the Program Purchase Agreement described further in Note 4 to the condensed consolidated financial statements, “Commitments and Contingencies,” and the $2.5 million Elo Loan described further under “—Debt Obligations” above, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three and nine months ended September 30, 2021, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $160.5 million, or 71% of our total assets, as of September 30, 2021 and $89.8 million, or 60% of our total assets, as of December 31, 2020. Interest income earned on these assets was $0.1 million for the nine months ended September 30, 2021. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a significant impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. We have never been profitable and may never achieve or maintain profitability.

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $8.3 million for the nine months ended September 30, 2021 and we reported a net loss of $109.0 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $294.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront payments from collaboration and licensing agreements, our IPO, private placements of our convertible preferred stock and convertible debt and at-the-market offerings of common stock. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We believe that, as of the date the financial statements included in this Quarterly Report on Form 10-Q were issued, existing cash and cash equivalents, expected operational receipts and available credit will allow the Company to fund its operating expense and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

Pursuant to the Pacific Western Loan with PWB, we may request advances on a revolving line of credit (“the Revolving Line”) of up to an aggregate principal of $30.0 million, the maturity date of the Revolving Line is June 23, 2023. As of September 30, 2021, we had no borrowings under our Revolving Line. Under the loan and security agreement, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including in at-the-market offerings, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. To the extent that we raise additional capital through debt financing, it would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. To the extent we raise additional capital through arrangements with collaborators or otherwise, we may be required to relinquish some of our technologies, research programs, product development activities, product candidates and/or future revenue streams, license our technologies and/or product candidates on unfavorable terms or otherwise agree to terms unfavorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance research programs, product development activities or product candidates.

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

Risks Related to the Identification, Development and Commercialization of Our Product Candidates

ARCUS is a novel technology, making it difficult to predict the time, cost and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of most of our product candidates in humans and have only limited safety and efficacy information in humans to date regarding three of our product candidates.

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

We are at an early stage of development of the product candidates currently in our programs and are continuing to develop our ARCUS technology. To date, we have invested substantially all of our efforts and financial resources to develop ARCUS and advance our current product development programs, including conducting preclinical studies, early stage clinical trials and other early research and development activities, and providing general and administrative support for these operations. We are also currently using our ARCUS technology to develop our lead in vivo gene correction programs targeting DMD, PH1, PCSK9, and HBV. Our future success is dependent on our ability to successfully develop and, where applicable, obtain regulatory approval for, including marketing approval for, and then successfully commercialize, product candidates, either alone or with collaborators. We have not yet developed and commercialized any product candidates, and we may not be able to do so, alone or with collaborators.

Our research and development programs may not lead to the successful identification, development or commercialization of any products.

The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. With the exception of our CD19, CD19B and BCMA product candidates, all current product candidates and product development programs are still in the discovery, preclinical or greenhouse stages. We may be unsuccessful in advancing those product candidates into clinical development or field trials or in identifying any developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. We principally compete with others developing and utilizing genome editing technology in the human health and plant sciences sectors, including companies such as Allogene Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Beam Therapeutics, Inc, Caribou Biosciences, Inc., Cellectis S.A., CRISPR Therapeutics, AG, Dicerna Pharmaceuticals, Inc., Editas Medicine, Inc., Intellia Therapeutics, Inc., Sangamo Therapeutics, Inc., and Verve Therapeutics, Inc. Several companies, including Novartis Pharmaceuticals Corp. and Gilead Sciences, Inc. have obtained FDA approval for autologous immunotherapies, and a number of companies, including Cellectis S.A., Celgene Corp., Allogene Therapeutics and CRISPR Therapeutics AG, are pursuing allogeneic immunotherapies. We expect that our operations focused on developing products for in vivo gene correction will face substantial competition from others focusing on gene therapy treatments, especially those that may focus on conditions that our product candidates target. Moreover, any human therapeutics products that we develop alone or with collaborators will compete with existing standards of care for the diseases and conditions that our product candidates target and other types of treatments, such as small molecule, antibody or protein therapies. Our competitors in the agricultural biotechnology space include Pairwise Plants, LLC, Corteva Agriscience, Tropic Biosciences UK LTD, Calyxt, Inc., Benson Hill Biosystems and Cibus.

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

Our product candidates may be associated with off-target editing or other serious adverse events, undesirable side effects or unexpected characteristics, including large deletions and translocations or chromosomal abnormalities. Results of clinical trials could reveal severe or recurring side effects, toxicities or unexpected events, including death. Off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. In those instances where we also provide a segment of DNA, it is possible that following off-target cut events, such DNA could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There may also be delayed adverse events following exposure to therapeutics made with genome editing technologies due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Such unintended and undesirable side effects were recently exhibited in one of our competitors’ clinical trials for which a clinical hold was placed by the FDA in October 2021 following a report of a chromosomal abnormality. In addition to serious adverse events or side effects caused by product candidates we develop alone or with collaborators, the administration process or related procedures may also cause undesirable side effects. For example, in our Phase 1/2a clinical trial of PBCAR0191, as of May 21, 2021, one death without disease progression occurred following infection and was assessed by the investigator as possibly related to study treatment. As of the same date, two other treatment emergent deaths without disease progression occurred following one case of infection and one case of cardiac arrest and were not assessed as possibly related to study treatment.

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

We have received orphan drug designation for PBCAR0191 for the treatment of ALL and PBCAR269A for the treatment of multiple myeloma, and we may seek orphan drug designation for some or all of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, which may negatively impact our ability to develop or obtain regulatory approval for such product candidates and may reduce our revenue if we obtain such approval.

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

On December 21, 2018, the USDA finalized a rule implementing the National Bioengineered Food Disclosure Standard, with an implementation date of January 1, 2020. Under this rule, the label of a bioengineered (“BE”) food must include a disclosure that the food is a BE food or contains a BE ingredient, with certain exceptions. This rule defines BE food as “a food that contains genetic material that has been modified through in vitro recombinant deoxyribonucleic acid (“DNA”) techniques and for which the modification could not otherwise be obtained through conventional breeding or found in nature,” except in the case of an incidental additive present in food at an insignificant level and that does not have any technical or functional effect in the food. Under this rule, products developed by our collaborators based on our ARCUS technology may be required to be labeled “BE,” in which case consumer perception of these products may be adversely affected.

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

As of September 30, 2021, we had 226 full-time employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and, if we retain commercialization responsibility for any product candidate we develop alone or with collaborators, sales and marketing personnel will also be critical to our success. For instance, we recently appointed a new Chief Executive Officer and, earlier in 2021, appointed a new Chief Medical Officer. With the resignation of our Chief Operating Officer (“COO”) earlier in 2021, we have reassigned the responsibilities of the COO to other members of the management and senior leadership team and used that opportunity to restructure the COO role in the organization. We may not be able to attract new or successor personnel on acceptable terms or at all given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, integrate, motivate and retain additional skilled and qualified personnel, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business.

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

As of September 30, 2021, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 net operating loss carryforwards (and research tax credits) may expire prior to being used, and our net operating loss carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of September 30, 2021, we had cash and cash equivalents of $160.5 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since September 30, 2021, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	10-Q	001-38841	3.2	11/10/2020

10.1#	Employment Agreement, dated September 18, 2021, by and between Michael Amoroso and Precision Biosciences, Inc.	8-K	001-38841	10.1	9/27/2021

10.2†	First Amendment to Development and License Agreement between Eli Lilly and Company and Precision BioSciences, Inc., dated August 9, 2021.					*

10.3#	2021 Employment Inducement Incentive Award Plan and form of award agreements thereunder.	S-8	333-259369	99.3	9/7/2021

10.4#	Consulting Agreement between Precision BioSciences, Inc. and Dr. David Thomson, dated July 2, 2021.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Denotes a management contract or compensation plan or arrangement.

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

Precision BioSciences, Inc.

Date: November 10, 2021	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: November 10, 2021	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer)