Form 10-K
period 2021-12-31
PRECISION BIOSCIENCES INC
filed 2022-03-15
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐ NO ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021, was $663.5 million.

The number of shares of Registrant’s common stock outstanding as of March 8, 2022 was 61,038,270.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Raleigh, North Carolina

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, planned preclinical studies and clinical trials, or discontinuance thereof, the status and results of our preclinical and clinical studies, including, the potential of our product candidates, if approved, to become best-in-class or first-in-class, expected release of interim data, expectations regarding our allogeneic chimeric antigen receptor T cell immunotherapy product candidates, expectations regarding the use and effects of ARCUS, including in connection with in vivo genome editing, potential new partnerships or alternative opportunities for our product candidates, capabilities of our manufacturing facility, potential new application filings and regulatory approvals, research and development costs, timing, expected results and likelihood of success, plans and objectives of management for future operations, as well as the impact of the COVID-19 pandemic and variants thereof may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•	our ability to become profitable;
•	our ability to procure sufficient funding and requirements under our current debt instruments and effects of restrictions thereunder;
•	risks associated with raising additional capital;
•	our operating expenses and our ability to predict what those expenses will be;
•	our limited operating history;
•	the success of our programs and product candidates in which we expend our resources;
•	our dependence on our ARCUS technology;
•	the risk that other genome-editing technologies may provide significant advantages over our ARCUS technology;
•	the initiation, cost, timing, progress, achievement of milestones and results of research and development activities and preclinical and clinical studies;
•	public perception about genome editing technology and its applications;
•	competition in the genome editing, biopharmaceutical, and biotechnology fields;
•	our or our collaborators’ ability to identify, develop and commercialize product candidates;
•	pending and potential liability lawsuits and penalties against us or our collaborators related to our technology and our product candidates;
•	the U.S. and foreign regulatory landscape applicable to our and our collaborators’ development of product candidates;
•

our or our collaborators’ ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our or our collaborators’ ability to advance product candidates into, and successfully design, implement and complete, clinical trials;
•	potential manufacturing problems associated with the development or commercialization of any of our product candidates;
•	our ability to obtain an adequate supply of T cells from qualified donors;
•	our ability to achieve our anticipated operating efficiencies at our manufacturing facility;
•	delays or difficulties in our and our collaborators’ ability to enroll patients;
•	changes in interim “top-line” data that we announce or publish;
•	if our product candidates do not work as intended or cause undesirable side effects;
•	risks associated with applicable healthcare, data privacy and security regulations and our compliance therewith;
•	the rate and degree of market acceptance of any of our product candidates;
•	the success of our existing collaboration agreements and our ability to enter into new collaboration arrangements;
•	our current and future relationships with third parties including suppliers and manufacturers;
•	our ability to obtain and maintain intellectual property protection for our technology and any of our product candidates;
•	potential litigation relating to infringement or misappropriation of intellectual property rights;
•	our ability to effectively manage the growth of our operations;
•	our ability to attract, retain, and motivate key scientific and management personnel;
•	market and economic conditions;
•	effects of system failures and security breaches;
•	effects of natural and manmade disasters, public health emergencies and other natural catastrophic events;
•	effects of the COVID-19 pandemic and variants thereof, or any pandemic, epidemic, or outbreak of an infectious disease;
•	insurance expenses and exposure to uninsured liabilities;
•	effects of tax rules; and
•	risks related to ownership of our common stock, including fluctuations in our stock price.

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

•

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. We have not been profitable and may not achieve or maintain profitability.

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

•

Our future profitability, if any, will depend in part on our ability and the ability of our collaborators to commercialize any products that we or our collaborators may develop in markets throughout the world. Commercialization of products in various markets could subject us to risks and uncertainties.

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

•

The ongoing novel coronavirus disease, COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

PART I

Item 1. Business.

We are a clinical stage gene editing company dedicated to improving life by developing ex vivo allogeneic CAR T immunotherapies and in vivo therapies for genetic and infectious diseases with the application of our wholly owned proprietary ARCUS genome editing platform. The foundation of ARCUS is a natural homing endonuclease which allows us to replicate precise gene editing as it evolved in nature. ARCUS is designed to be precise in its specificity and versatile in its design for gene knock out as well as complex edits with gene insertion and gene repair. ARCUS is also unique in its relatively small size which potentially allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

We believe our chimeric antigen receptor (“CAR”) T cells are the only allogeneic CAR T cells in human clinical trials made with a single gene editing step designed to specifically avoid the potentially deleterious effects of making multiple edits to T cells (as defined below). We are simultaneously conducting a Phase 1/2a clinical trial evaluating PBCAR0191 as a potential first-in-class and a Phase 1 clinical trial evaluating PBCAR19B as, if approved, a potential best-in-class CD19-targeting CAR T cell therapies in adult patients with relapsed or refractory (“R/R”), B-cell malignancies.

Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers. PBCAR0191 is designed to avoid graft-versus-host disease (“GvHD”), a significant complication associated with donor-derived, cell-based therapies. We presented updated data from the PBCAR0191 study utilizing an enhanced lymphodepletion regimen in December 2021 at the 63rd American Society of Hematology (“ASH”) Annual Meeting.

PBCAR19B is a novel immune-evading stealth cell candidate employing a single-gene edit in an effort to knock-down beta-2 microglobulin (“β2m”) designed for evading T cell rejection, while also inserting a human leukocyte antigen E (“HLA-E”) transgene to further evade rejection from natural killer cells. We initiated a clinical trial of PBCAR19B in patients with R/R non-Hodgkin lymphoma (“NHL”) in mid-2021 and completed dosing at Dose Level one.  We plan to commence dosing at the next dose level with clinical trial material from an optimized manufacturing process once released and expect to provide a program update in mid-2022.

In January 2021, we closed a development and license agreement with Eli Lilly and Company (“Lilly”) to discover and develop in vivo gene editing product candidates incorporating our ARCUS nucleases. Lilly has initially nominated Duchenne muscular dystrophy (“DMD”), a genetic disease affecting the muscles.  Lilly has also nominated a liver-directed target and a central nervous system (“CNS”) directed target and has the right to nominate up to three additional gene targets over the first four years of the agreement. We will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to such gene targets.

In April 2021, we entered into a program purchase agreement (the “Program Purchase Agreement”) with Les Laboratoires Servier (“Servier”), pursuant to which we reacquired all of our global development and commercialization rights previously granted to Servier pursuant to a development and commercial license agreement (as amended, the “Servier Agreement”), and mutually terminated the Servier Agreement.  This includes our two clinical stage CD19-targeting allogeneic CAR T candidates, PBCAR0191 and PBCAR19B stealth cell, as well as four additional product targets.

In August 2021, we entered into a development and license agreement with iECURE, a mutation-agnostic in vivo gene editing company striving to cure devastating diseases with high unmet need, under which iECURE plans to advance our PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial for the treatment of familial hypercholesterolemia (“FH”) as partial consideration for a license to our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other rare genetic diseases, including ornithine transcarbamylase (“OTC”) deficiency, Citrullinemia Type 1, phenylketonuria (“PKU”), and another program focused on liver disease. We retain rights to PBGENE-PCSK9, including all products developed for genetic indications with increased risk of severe cardiovascular events such as FH.

In September 2021, we entered into an exclusive license agreement (the “Tiziana Agreement”) with Tiziana Life Sciences (“Tiziana”) to evaluate foralumab, a fully human anti-CD3 monoclonal antibody (“mAb”), as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. This agreement reflects our ongoing pursuit of a potential best-in-class allogeneic CAR T cell therapy.

In November 2021, we announced that we will not continue development of PBCAR20A based on data observed to date in a heterogeneous R/R NHL population previously treated with anti-CD20 monoclonal antibodies, as treatment with PBCAR20A did not result in compelling response rates in a Phase 1/2a clinical study. While this study provided important information regarding allogeneic CAR T dosing and lymphodepletion regimens, we intend to focus our clinical efforts in R/R lymphoma on CD19 targeting programs, as we believe CD19 is a more robust antigenic target in R/R heterogeneous NHL populations. All subjects enrolled in the study and evaluated for treatment with PBCAR20A had acceptable tolerability with no GvHD, no Grade ≥ 3 cytokine release syndrome, and no Grade ≥ 3 neurotoxicity.

In December 2021, we announced that we entered into an agreement with a syndicate of investors led by ACCELR8 to separate our wholly owned Elo Life Systems subsidiary (the “Elo Transaction”) and create an independent food and agriculture business (“New Elo”). The transaction enables us to focus exclusively on human therapeutics.

Looking ahead to the remainder of 2022 and beyond, we aim to further evaluate ARCUS clinically with the goal of positively impacting human health. In mid-2022, we plan to provide updates on PBCAR0191, PBCAR19B, and PBCAR269A, our allogeneic CAR T therapy product candidate designed to target B-cell maturation antigen (“BCMA”) for the treatment of R/R multiple myeloma in combination with nirogacestat, a gamma secretase inhibitor (“GSI”) developed by SpringWorks Therapeutics (“SpringWorks”). In the in vivo gene editing pipeline, we expect to submit three Investigational New Drug applications (“INDs”) or Clinical Trial Applications (“CTAs”) in the next three years, including trials to evaluate: PBGENE-PCSK9 for the treatment of FH, PBGENE-PH1 for the treatment of primary hyperoxaluria type 1 (“PH1”) and PBGENE-HBV for the treatment of chronic hepatitis B virus (“HBV”).

Our Pipeline

Ex vivo Allogeneic CAR T Immunotherapy

Cancer immunotherapy is a type of cancer treatment that uses the body’s immune system to fight the disease. CAR T is a form of immunotherapy in which a specific type of immune cell, called a “T cell”, is genetically engineered to recognize and kill cancer cells. Current commercially available CAR T therapies are autologous, meaning the T cells used as the starting material for this engineering process are derived directly from the patient. As a consequence, the therapy is highly personalized, difficult to scale, and expensive. Because of the patient’s illness, their cells may also not be suitable starting material for manufacturing. Our allogeneic approach uses donor‑derived T cells with a single gene edit using ARCUS and are designed for safe delivery to patients with certain cancers. We believe that this donor-derived approach will allow us to consistently produce a potent product by selecting donors with high quality T cells and will lessen the product-to-product variability seen in autologous therapies. We are able to produce allogeneic CAR T cells at a larger scale in a cost-effective manner and have the potential to overcome the “one patient: one product” burden of autologous CAR T cell therapies.

Leveraging the unique gene editing capabilities of ARCUS, we have developed a one-step cell engineering process for allogeneic CAR T cells that is designed to maintain naïve and central memory T cell phenotypes throughout the CAR T manufacturing process, which we believe to be important for an optimized CAR T therapy. We believe our CAR T cells are the only allogeneic CAR T cells in human clinical trials made with a single gene editing step to specifically avoid the potentially deleterious effects of making multiple edits to T cells.

With our decision early in the development of our ex vivo platform to invest in process development, we continue to scale and improve our manufacturing process and are currently producing allogeneic CAR T cells at large scale for clinical trials in accordance with current good manufacturing practice (“cGMP”).

PBCAR0191. We are conducting our Phase 1/2a clinical trial of PBCAR0191 in adult patients with R/R NHL or R/R B-cell precursor acute lymphoblastic leukemia (“B-ALL”). Currently, we are pursuing a potential first-in-class allogeneic CAR T strategy with PBCAR0191 in patients with lymphoma. The FDA has granted PBCAR0191 orphan drug designation for the treatment of acute lymphoblastic leukemia (“ALL”) and Fast Track Designation for treatment of B-ALL.

Updated Data from Phase 1/2a Trial of PBCAR0191 in R/R NHL and R/R B-ALL

In December 2021, we reported updated data from the PBCAR0191 clinical trial utilizing an enhanced lymphodepletion (“eLD”) regimen of fludarabine (30 mg/m2/day × 4 days) and cyclophosphamide (1000 mg/m2/day × 3 days) targeting CD19 for the treatment of R/R NHL or R/R B-ALL, which included 22 (17 NHL, 5 B-ALL) heavily pre-treated R/R subjects with predominantly advanced or aggressive B-cell malignancies who were evaluable as of November 16, 2021. Evaluable subjects received a median 5 lines of prior treatment, including 27% (6/22) who previously received a CD19-directed autologous CAR T.

For patients that received treatment of PBCAR0191 following eLD as of November 16, 2021:

•

PBCAR0191 showed no ≥ Grade 3 cytokine release syndrome (“CRS”), one Grade 3 immune effector cell-associated neurotoxicity syndrome (“ICANS”) with resolution to ≤ Grade 2 in 72 hours, no evidence of graft-versus-host disease, and one infectious death at Day 54 deemed possibly related to treatment

•	PBCAR0191 yielded an overall response rate (“ORR”) of 73% and a complete response rate (“CR”) of 59% using a 3 x 10[6] cells/kg cell dose
•	Four responders among the 17 evaluable NHL subjects reached Day 180 durability assessment

Most notably, a potential signal for PBCAR0191 was observed among six subjects who relapsed after previously receiving an autologous CAR T:

•	These subjects experienced an ORR of 100% and a CR of 66% at ≥ Day 28
•	More than half of these subjects had a longer duration of response on PBCAR0191 than with the prior autologous CAR T treatment

Currently, there are no FDA approved therapeutics for lymphoma patients who have relapsed following autologous CAR T therapy. PBCAR0191 has the potential to be developed as a salvage treatment for this growing population with high unmet need. We are actively enrolling additional NHL patients in this relapse setting to further evaluate this observed activity.

In parallel to our development of PBCAR0191, we are also working towards developing a candidate with an allogeneic CAR T profile that has the potential to displace CD19 directed autologous CAR T with unique attributes of ARCUS, which is designed to make complex gene edits in a single step with a single dose, potentially reducing translocation safety concerns. We have developed a second-generation “stealth cell” CAR T construct, which we believe has the potential to overcome certain limitations of rejection of allogeneic CAR T cells by the patient’s immune system. Rejection of allogeneic CAR T cells could limit the efficacy of a CAR T therapy if the cells do not persist long enough in the patient to eradicate the tumor.

PBCAR19B. PBCAR19B is an anti-CD19 CAR T candidate built on the stealth cell platform utilizing a single-step gene edit in an effort to minimize the risk of chromosome abnormalities. The stealth cell differs from the first-generation CAR Ts in that it has two additional modifications aimed at avoiding rejection. The stealth cell technology is a modified CAR T vector that is designed to suppress expression of a gene called β2m, in CAR T cells using a short-hairpin RNA, or shRNA, and enable expression of a transgenic HLA-E molecule on the cell surface. β2m is a component of the major histocompatibility complex type 1 (“MHC-I”), a cell surface receptor which enables alloreactive T cell recognition and activation. Suppression of β2m expression leads to reduced cell-surface expression of major histocompatibility complex components HLA-A, HLA-B, and HLA-C. In preclinical studies, we and others have observed that suppression or elimination of β2m reduces the rejection of CAR T cells by alloreactive T cells from an unrelated individual. However, we have found that reduction of cell-surface HLA-A, HLA-B, and HLA-C expression provokes rejection of the CAR T cells by NK cells. Decreased expression of HLA-A, HLA-B, and HLA-C therefore necessitates an additional modification to enable overexpression of HLA-E, a non-classical MHC-I that inhibits cytotoxic killing by NK cells by interacting with inhibitory receptors on the NK cell surface (Gornalusse et al, 2017; Lanza et al, 2019). Thus, the “stealth cell” is designed to avoid rejection by both alloreactive cytotoxic T cells and NK cells, which we believe has the potential to increase the ability of these cells to expand, persist, and mediate anti-tumor activity in unrelated recipients as summarized in the figure below.

We initiated a clinical trial of PBCAR19B in patients with R/R NHL in mid-2021 Flat doses of PBCAR19B CAR T cells following a standard lymphodepletion (“sLD”) regimen of fludarabine (30 mg/m2/day × 3 days) and cyclophosphamide (1000 mg/m2/day × 3 days) are administered starting at Dose Level 1 (2.7 × 108 CAR T cells). We plan to commence dosing at the next dose level with clinical trial material from an optimized manufacturing process once released and expect to provide a program update in mid-2022.

PBCAR269A. PBCAR269A is an investigational allogeneic CAR T immunotherapy targeting BCMA for the treatment of R/R multiple myeloma. BCMA is a protein that is expressed on the surface of mature B cells called “plasma cells” that are responsible for the disease and is a validated CAR T cell target. Among 14 patients that have been evaluated for clinical activity and safety across four dose levels, including Dose Level 1= 0.6×106 cells/kg; Dose Level 2 = 2×106 cells/kg; Dose Level 3 = 6×106 cells/kg; and Dose Level 4 = 960 x106 cells flat dose, of PBCAR269A monotherapy following sLD, we have observed no Grade ≥ 3 CRS or ICANS and a dose-dependent increase in PBCAR269A peak expansion as of December 11, 2021. Overall, PBCAR269A monotherapy response observed in the Phase 1/2a trial was not comparable with autologous CAR T profiles. Therefore, we are continuing to enroll subjects with PBCAR269A in combination with nirogacestat in pursuit of a potential therapeutic index comparable with or better than autologous CAR T. An update on this combination program is expected to be presented in mid-2022.

CD19 Combination with Foralumab. In September 2021, we announced an exclusive license agreement with Tiziana to evaluate foralumab, an investigational, novel, fully human anti-CD3 monoclonal antibody, as an agent to induce tolerance of allogeneic CAR T cells to potentially improve the clinical outcome of CAR T cell therapy. The Cluster of Differentiation 3 (“CD3”) is a receptor on effector T cells and an anti-CD3 antibody, such as foralumab, has the potential to eliminate or tolerize patient effector T cells. Our manufacturing process, which uses ARCUS to knock out the T cell receptor alpha chain (“TRAC”) gene and implements a CD3-depletion step, produces allogeneic CAR T candidates that are >99.9% CD3-negative. We believe including an anti-CD3 antibody, such as foralumab, in the lymphodepletion regimen may prevent CAR T cell rejection by eliminating the anti-CAR T response and enable the CAR T cells to expand, proliferate, and persist to maximize long term clinical benefits. Foralumab may be used in combination with any PBCAR therapy. We will investigate foralumab first in combination with an anti-CD19 CAR T and plan to submit an IND amendment in 2022 to enable combination studies.

In vivo Gene Correction

Our goal with our in vivo gene editing programs is to cure genetic diseases by correcting the DNA errors responsible for causing them. In vivo gene corrections are gene corrections that take place in a living organism. Our ARCUS platform is designed to enable safe, specific and efficient gene editing. Since ARCUS can be delivered via adeno-associated virus (“AAV”) or lipid nanoparticles (“LNP”), it has potential utility in treating diseases in the liver as well as many genetic diseases that affect tissues beyond the liver. In addition, the unique enzymology of ARCUS enables it to efficiently knock out genes as well as make complex gene insertion and gene repair edits. We believe these unique attributes of ARCUS support its potential differentiation for in vivo use and its potential to treat a broader range of genetic diseases than other editing technologies.

We have advanced a deep portfolio of diverse programs toward preclinical efficacy and toxicity studies. We have generated a significant large animal dataset and have observed high-efficiency in vivo genome editing in non-human primates (“NHPs”) in our preclinical studies, as highlighted in our July 2018 publication in Nature Biotechnology. We believe this is the first peer-reviewed publication of in vivo genome editing data in NHPs. In our preclinical studies, we observed the high-efficiency editing of the PCSK9 gene in NHPs using ARCUS and, even at the highest dose, the treatment was observed to be well-tolerated. As published in Molecular Therapy in June 2021, “Long-term Stable Reduction of Low-density Lipoprotein in Nonhuman Primates Following In Vivo Genome Editing,” PBGENE-PCSK9 is supported by extensive NHP data over a three-year period, which demonstrates a long-term, stable edit accompanied by up to an 82% reduction from baseline in PCSK9 levels and up to a 62% reduction in low-density lipoprotein (“LDL”) levels.

We expect that three of our preclinical programs will advance to IND or CTA submission in the next three years:

PBGENE-PCSK9. As part of an agreement to expedite development, iECURE expects to advance our PBGENE-PCSK9 candidate for FH through preclinical activities as well as a Phase 1 clinical trial with CTA submission expected as early as the end of 2022.

PBGENE-PH1. Pre-clinical research continues to progress for our wholly owned in vivo gene correction program applying ARCUS to knock out the HAO1 gene as a potential one-time treatment for PH1. In September 2021, we presented NHP data, showing on average, a 98.0% reduction in HAO1 mRNA and a 97.9% reduction in the encoded protein after a single administration of an AAV vector encoding ARCUS. We have initiated IND-enabling activities and expect to submit an IND/CTA in 2023 for PBGENE-PH1 delivered by LNP.

PBGENE-HBV. Our gene editing program for chronic HBV applies ARCUS to knock out persistent covalently closed circular DNA (“cccDNA”) and potentially reduce viral persistence. Previously reported preclinical data has shown that ARCUS efficiently targeted and degraded HBV cccDNA in HBV-infected primary human hepatocytes and reduced expression of HBV S-antigen (“HBsAg”) by as much as 95%. Similar levels of HBsAg reduction were observed in a newly developed mouse model of HBV infection following administration of ARCUS mRNA using LNP delivery. We expect to submit an IND/CTA in 2024 for our HBV program.

Our Team

We believe that our team, whom we call Precisioneers, has among the strongest scientific experience and capabilities of all genome editing companies. Our Chief Executive Officer, Michael Amoroso, who joined us in October 2021, brings extensive experience leading organizations focused on cell and gene therapies with a particular focus on oncology drugs, including CAR T cell therapies for hematologic malignancies. Derek Jantz, Ph.D., our Chief Scientific Officer and a co-founder of Precision, and Jeff Smith, Ph.D., our Chief Technology Officer and also a co-founder of Precision, have been working with genome editing technology for approximately 20 years. They are pioneers in the genome editing field and developed the ARCUS genome editing platform to address what they perceived as limitations in the existing genome editing technologies.

We have recruited our team of Precisioneers to include individuals with extensive industry experience and expertise in the discovery, development and manufacture of cell and gene therapies. As of December 31, 2021, our team of Precisioneers included 45 full-time employees with Ph.D. or M.D. degrees.

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

•

Capitalize on our emerging leadership position in ex vivo allogeneic CAR T immunotherapies which are developed from our ARCUS platform. We believe that we have developed the first ex vivo allogeneic CAR T cell platform capable of producing drug product at scale, with a potentially optimal cell profile for therapeutic efficacy with a single gene editing step and true off-the-shelf delivery. Our CAR T platform is modular, which we believe will allow us to leverage proof-of-concept from our ongoing and planned initial human trials for multiple other CAR T programs. We believe the combination of these factors, along with our unique ARCUS technology, puts us in a differentiated position to be the leader in the development of allogeneic CAR T therapies.

•

Advance ARCUS-based in vivo gene correction programs into human clinical trials. In our preclinical studies, we observed the high-efficiency and tolerability of in vivo genome editing using ARCUS in a non-human primate model, as published in Nature Biotechnology in July 2018 and Molecular Therapy in June 2021 by Wang et al. Nearly five years later, NHPs in this 2017 study continue to be monitored for ongoing, sustained reduction in LDL cholesterol levels while maintaining stable gene editing and data from these trials has not shown any obvious adverse effects to date. To our knowledge, we were the first company to complete this milestone, which we believe to be critical to successful in vivo genome editing therapeutic development. We have built on this early success by diligently advancing a diverse portfolio of preclinical in vivo gene correction programs through large animal studies, focusing initially on gene targets occurring in the liver.

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

•

Create an environment that is a destination of choice for premier talent within the life sciences industry. We believe that we currently have among the strongest skill set within the genome editing industry and credit much of our past success to our commitment to our team and culture. Our future success will depend on our ability to continue to attract and retain world-class talent within our markets of interest. We intend to consciously invest in fostering an environment within our company that is both challenging and supportive and inspires our team to broadly translate genome editing into permanent genetic solutions.

•

Expand the breadth of our operations through additional product platforms and strategic relationships. We believe that the ARCUS genome editing platform has broad utility beyond our current areas of focus. We intend to invest in the development of additional product platforms and seek collaborations with companies with additive expertise in areas within and outside of our current target markets to maximize the value of our company.

Overview of Genome Editing

DNA carries the genetic instructions for all basic functions of a living cell. These instructions are encoded in four different molecules, called bases, which are strung together in specific sequences to form genes. Each gene is responsible for a specific function in a cell, and the complete set of genes in a cell, which can consist of tens of thousands of genes and billions of individual bases, is known as a genome. The complete genome sequence has been determined for many organisms, including humans. This allows scientists to identify specific genes and determine how their unique sequences contribute to a particular cellular function. Studying variations in gene sequences further informs an understanding of why a cell behaves a certain way, which can greatly enhance understanding of what causes and how to treat aberrant behavior that leads to disease.

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

Cut DNA
NHEJ
Non-Homologous End-Joining
HDR
Homology-Directed Repair
Repair template
Insertion/Deletion ("Indel") mutation
Incorporation of template sequence into genome
Gene Knockout
Gene Insertion or Repair

There are two primary mechanisms of DNA repair, non-homologous end joining (“NHEJ”), and homology directed repair (“HDR”). As shown in the figure above, NHEJ is a pathway that repairs breaks in DNA without a template. NHEJ is the less precise method of repair that prioritizes speed over accuracy, making it prone to leaving insertions and/or deletions of DNA bases at the cut site. These insertions or deletions can disrupt the gene sequence and can be used to inactivate or “knock out” the function of the gene. Accordingly, genome editing technologies can be used to permanently knock out a gene in a cell or organism by creating a break in the DNA sequence of that gene.

As shown in the figure above, HDR is a mechanism of DNA repair whereby the cell uses a second DNA molecule with a sequence similar to that of the cut DNA molecule to guide the repair process. Since HDR uses a “template” of similar genetic information to guide the repair process, it is the more precise mechanism of cellular repair. HDR results in the sequence of the template being copied permanently into the genome at the site of the DNA cut. If we provide a template DNA molecule directly to the edited cell and the cell repairs itself using HDR, a new gene can be incorporated or “knocked in” at a precise location in the genome. Alternatively, the use of HDR can “repair” a DNA mutation by correcting it to the proper functioning sequence when repairing the break. Thus, genome editing endonucleases can be used to introduce a variety of different changes to the genetic code of a cell or organism including gene knockout, gene insertion and gene repair.

There are several genome editing technologies, including ARCUS, zinc-finger nucleases (“ZFNs”), TAL-effector nucleases (“TALENs”), CRISPR/Cas9, and base editors. These technologies differ from one another principally in the properties of the endonuclease that they each employ. The different endonucleases have fundamentally different mechanisms of recognizing and cutting their DNA targets, which gives each technology advantages and disadvantages depending on how each is used.

ARCUS
Precision	Origin	Eukaryotic homing endonuclease, evolved for gene insertion
	Resting state	Inactive
Versatility	Cut type	Consistent 3' overhang
	• *Repair mechanism*	Primarily HDR
	• *Ability to track off-target edits*	Very High
	Size	Small
	• *Delivery with single AAV*	✓

Our ARCUS Genome Editing Platform

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

We believe that I-CreI has a number of attributes that make it attractive for the development of novel genome editing endonucleases, such as:

•

Specificity and efficiency. Complex genome editing applications, especially those involving the human body, require a high level of endonuclease specificity and precision to limit the likelihood that the endonuclease will recognize and edit any genetic sequence other than its intended target. Most applications of genome editing technology require that a sufficient portion of the targeted cells are edited to achieve the desired result. The activity level of the endonuclease is one factor that can affect how many cells are edited. The slow catalytic mechanism of I-CreI imparts specificity but does not impact its on-target efficiency for genome editing purposes because genome editing involves cutting only a single site in a cell. As such, I-CreI is able to achieve a high level of precise on-target editing while rarely cutting off-target, as supported by scientific literature.

•

Delivery. Size and structural simplicity affect the ease and versatility with which endonucleases can be delivered to cells for editing. I-CreI is very small relative to other genome editing endonucleases. It is approximately one quarter to one sixth of the size of the ZFN, TALEN and CRISPR/Cas9 endonucleases. Unlike those endonucleases, I-CreI can be delivered as a single gene. As such, we believe it is compatible with many different delivery mechanisms. Additionally, I-CreI’s size and structure facilitate the simultaneous delivery of multiple engineered endonucleases to introduce more than one edit to a cell. Both of these properties significantly broaden the spectrum of potential applications for I-CreI-based genome editing endonucleases.

•

Type of Cut. The three prime, or 3’, overhangs created when I-CreI cuts DNA have been shown to promote DNA repair through a mechanism called HDR. 3’ overhangs are stretches of unpaired nucleotides in the end of a DNA molecule. A genome editing technology that facilitates cellular repair through HDR enables versatile applications that require a gene insertion or gene repair. Unlike other editing endonucleases, I-CreI creates four base 3’ overhangs when it cuts its DNA site, which increases the likelihood that the cell will repair the DNA cut through HDR. As such, the DNA cuts created by I-CreI can be exploited to efficiently insert or repair DNA, consistent with the natural role of I-CreI in catalyzing the targeted insertion of a gene in algae.

•

Intellectual Property. I-CreI recognizes its DNA target site through a complex network of interactions that is challenging to re-program for new editing applications involving different DNA sequences. The challenges associated with re-programming I-CreI have, historically, hampered its adoption by the genome editing community in favor of more easily engineered endonucleases. This engineering challenge represents a high barrier to entry and has enabled us to secure a strong intellectual property position and control over what we believe to be a superior genome editing technology.

Other than the key programming challenge, we believed that the differentiated properties of I-CreI cited above make it an ideal “scaffold” for the development of novel genome editing tools. Moreover, we believed those properties were differentiated enough from other editing technologies to merit substantial investment in overcoming the key challenge of programmability. To that end, we invested 15 years of research effort to develop a robust, proprietary protein engineering method that now enables us to consistently re-program I-CreI to direct it to targeted sites in a genome. We call our approach ARCUS.

ARCUS is a collection of protein engineering methods that we developed specifically to re-program the DNA recognition properties of I-CreI, a homing endonuclease from Chlamydomonas reinhardtii algae evolved for precision genome editing in nature. To apply I-CreI to genome editing in other cells or organisms, we must modify it to recognize and cut a different DNA sequence for each new application we pursue. Since the I-CreI endonuclease evolved to recognize its target sequence in the algae genome with a high degree of selectivity, as supported by scientific literature, it was necessary for us to develop sophisticated protein engineering methods to re-engineer I-CreI endonucleases to bind and cut a different DNA sequence. Using the ARCUS process, we create customized endonucleases for particular applications. We call these custom endonucleases “ARCUS nucleases.” Our process is proprietary and core components are claimed in an extensive international patent portfolio. Moreover, since the ARCUS process involves a sophisticated blend of protein engineering art and science, each ARCUS nuclease we create is novel and, we believe, patentable. As of December 31, 2021, we have obtained U.S. patents with claims directed to six ARCUS nucleases as compositions of matter, and currently claim over 290 ARCUS nucleases as compositions of matter in pending U.S. and foreign patent applications.

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

Since creating an ARCUS nuclease requires such extensive reengineering of I-CreI, it is, generally, an iterative process that involves multiple cycles of design and testing. We can typically produce a first-generation ARCUS nuclease in seven weeks. First-generation nucleases are suitable for research and development, proof-of-concept studies or other non-therapeutic applications. For therapeutic applications requiring the lowest possible off-targeting, however, we are rarely satisfied with generation one and each endonuclease undergoes extensive optimization. To this end, we thoroughly interrogate the nuclease with respect to its on-and off-target cutting properties using ultra-sensitive tests that we developed specifically for use with ARCUS. These results then inform our design of a second-generation nuclease with the goal of optimizing on-target efficiency while minimizing off-target cutting. Therapeutic ARCUS nucleases typically require two to four cycles of design and testing, often resulting in off-target cutting frequencies that are below the limit of detection with our most sensitive assays. This process can take six months to one year and results in development of our clinical candidate nuclease.

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

We believe that ARCUS is a leading genome editing platform for therapeutic applications. Realizing the potential of ARCUS, however, requires supporting technologies and capabilities. To facilitate the potential commercial deployment of ARCUS in different fields, we surround it with ancillary technologies, domain expertise and infrastructure specific to that area of development. Our goal is to leverage ARCUS to build additional product-development platforms designed to rapidly generate new products in a given field.

Our Ex Vivo Allogeneic CAR T Immunotherapy Platform

We are leveraging the properties of ARCUS in an integrated platform for the development and large-scale production of ex vivo off-the-shelf (allogeneic) CAR T cell immunotherapies. A key to the success of this platform is our proprietary, one-step method for modifying the genetics of T cells from a healthy donor to make them detect and kill cancer cells. This method allows us to produce allogeneic CAR T therapy candidates with a potentially optimal phenotype for clinical development and scaled manufacturing. We have demonstrated that our approach yields an allogeneic product with a high proportion of naïve and central memory CAR T cells, which are the T cell phenotypes that have previously correlated best with good clinical benefit and fewer adverse events compared with terminally differentiated effector T cells. Additionally, because these cells are derived from healthy donors and maintain the phenotypic characteristics described, it is our hypothesis that they will be more capable of controlled in vivo expansion and tumor killing. As such, we believe that our allogeneic CAR T cell platform will greatly increase patient access to these cutting-edge treatments.

CAR T Cell Therapies

CAR T cell therapy is a form of cancer immunotherapy that uses a patient’s immune system to kill cancer cells. T cells are a component of the immune system that can distinguish pathogen-infected or tumor cells from healthy cells and kill them. Recognition of pathogen-infected cells or tumor cells occurs through a protein called a TCR, that is expressed on the surface of T cells. Tumor cells, however, have evolved numerous ways to evade TCR-mediated killing by T cells. In CAR T cell therapy, T cells are engineered ex vivo to express a protein called a CAR that recognizes specific tumor cell surface targets and allows the T cells to function independently of the TCR, thus circumventing tumor cells’ evasion of the TCR. CAR T cell therapy has been shown in clinical trials to be an effective treatment for patients who have not responded to traditional cancer treatments, and there are FDA approved CAR T cell products available to treat certain types of leukemia and lymphoma.

The most common form of CAR T cell therapy is referred to as “autologous” CAR T cell therapy because the CAR T cells are generated using T cells taken directly from the cancer patient. T cells are harvested from the patient, genetically engineered ex vivo to express a CAR, and then injected back into the patient. While autologous CAR T cell therapy has been shown to be effective for treating certain tumor types, it has several significant drawbacks:

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

Our Approach to Ex Vivo Allogeneic CAR T Cells

We believe that the use of ex vivo allogeneic, or donor-derived, CAR T cells will address many of the challenges associated with autologous CAR T cell therapy. An allogeneic approach allows selection of donors using specific criteria to define “healthy” T cells possessing specific phenotypes, which we believe are important to clinical efficacy and which may lessen the product-to-product variability seen in autologous therapies. Donor-derived cells could be used in any patient, eliminating the “one patient: one product” burden of autologous CAR T cell therapies. Because healthy donors would provide the starting material, patients that were too sick or otherwise unqualified for an autologous approach may benefit from an allogeneic CAR T cell therapy. Additionally, patients receiving an off-the-shelf allogeneic treatment would not have to wait for the manufacture of a personalized autologous treatment, which could be further delayed by manufacturing difficulties. By scaling the manufacturing of CAR T cells and optimizing the manufacturing process for a specific pool of donors, we believe that allogeneic CAR T cells can be manufactured at costs that are significantly lower than autologous CAR T cells and that will, over time, approach the manufacturing costs for conventional biologic drugs. These potential advantages of an allogeneic approach should allow for a safer, more predictable product with defined quality standards and significantly increase patient access.

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

•

Novel co-stimulatory domain. Our genetically engineered CAR T cells incorporate a novel, proprietary, costimulatory domain called N6, which may enable us to enhance cell proliferation and effector function while preserving cell phenotype. We engineered N6 to improve on the function of the 4-1bb costimulatory domain commonly used in autologous CAR T products. Our preclinical data suggests that, compared to 4-1bb, N6 provides an activation signal to the CAR T cells that better preserves cell expansion potential while maintaining naïve cell phenotype following exposure to cancer cells. We also believe N6 can help avoid CAR T cell hyperstimulation, which can contribute to adverse events seen with autologous products.

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

•

Scalability. To realize the potential benefits of allogeneic CAR T cell therapy, it will be important to manufacture as many cells as possible in each batch in accordance with cGMP. Scaling efficiently requires scale-up at every step in the process and, as with all drug manufacturing, process development takes significant time and capital. In July 2019, we opened our Manufacturing Center for Advanced Therapeutics (“MCAT”) facility. We made the decision early in the development of our CAR T cell platform to invest in process development and manufacturing rather than initiating clinical trials with a process that would not fully support development and commercialization. We did this, in part, because we believed that several attributes of ARCUS, such as high specificity and high knock-in efficiency, would allow us to scale manufacturing more effectively than our competitors. As a consequence of our early investment and the one-step editing method enabled by ARCUS, we have scaled our manufacturing process today, adding in-house capabilities through the opening of our MCAT facility. In 2020, we manufactured the first batch and clinical trial material for PBCAR269A and produced clinical trial material for PBCAR19B stealth cell.

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

We have leased over 33,800 square feet of space for our MCAT facility at a location approximately seven miles from our headquarters in Durham, North Carolina. We have four cleanroom production suites for CAR T cell, mRNA and AAV production for process development for our allogeneic CAR T immunotherapy platform. Our manufacturing facility leverages single-use, disposable, closed-system operations aligned to our technology platforms to ensure both flexibility and cost effectiveness. The initial scope is creating clinical trial material for certain of our planned clinical trials. During 2021, MCAT continued to support our ex vivo cell therapy products through execution of our manufacturing strategy, including the manufacture of clinical trial material for use in our PBCAR0191, PBCAR19B, and BCMA studies and ensuring on time delivery of drug product to the clinic. In addition, we completed the Commissioning, Qualification, and Validation (“CQV”) of the AAV manufacturing suites to support our in vivo gene therapy pipeline of products.

We currently contract with third parties for the manufacturing and testing of materials used in the production of our product candidates. To date, our third-party manufacturers have met our manufacturing requirements. Supply chain constraints affecting the industry have also impacted MCAT. Lead times for certain single-use components have been extended but have not materially constrained our ability to produce clinical trial materials to date. In addition to existing supply agreements for our most critical reagents and supplies, we believe that there are alternate sources of supply that can satisfy our requirements and dual sourcing strategies are being employed in select instances to mitigate risk. However, continued global impacts from the COVID-19 pandemic have led to longer timelines and greater costs.

The manufacturing process for our allogeneic CAR T immunotherapy platform utilizes a one-step cell engineering method in which a CAR gene is targeted directly into the TRAC locus. We believe this single step approach not only minimizes translocation safety concerns, but also greatly streamlines the manufacturing process and have entered into a license agreement with a principal supplier for research and clinical licensed technology used in such process. Commercial raw materials and reagents for this production are readily available. Our manufacturing strategy for our in vivo gene correction platform is to internally control process development and manufacturing to safeguard the proprietary nature of our technology and facilitate our ability to function as an integrated life sciences company.

Our in vivo Gene Correction Platform

Overview

We expect in vivo therapies for genetic and infectious diseases to be a significant focus of our operations long-term because the differentiated attributes of ARCUS are particularly advantageous for this type of application. In vivo gene correction involves the delivery of ARCUS nucleases directly into a patient’s cells to treat disease at the level of the underlying DNA. In vivo genome editing is more complex and challenging than ex vivo approaches like CAR T cells due to the need to safely deliver ARCUS directly to cells in the body. We believe that in vivo applications are particularly well suited to ARCUS because they require extremely low levels of off-target editing and efficient delivery.

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

While a number of AAV-based gene therapies appear to be showing great promise in clinical trials, the approach is subject to a number of limitations. Many patients have antibodies in their blood that recognize and inactivate the AAV virus before it can deliver the DNA into the patient’s cells. In addition, among patients who do not have antibodies upon initial treatment with the virus, most will develop antibodies following the first dose. Therefore, in most cases, it is only possible to dose a patient one time. Most importantly, although AAV-based gene therapy can be an effective treatment, it may not be a permanent cure because AAV-delivered genes do not generally persist for more than a few years in the body. While the duration of virus persistence varies from cell-to-cell and from patient-to-patient, it is not believed to be permanent and symptoms of the disease can return once the virus is no longer present in the body.

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

•

Delivery. Gene therapy delivery technologies suitable for the delivery of genome editing tools to tissues in vivo have not been developed for all tissues. Delivery challenges are particularly pronounced for editing applications that require promoting DNA repair by HDR because it is necessary to deliver both the nuclease and the DNA “donor” template for HDR. We have focused our initial development efforts on genetic disorders of the liver, tissue for which we believe we have good options for delivery via LNP or AAV and in which we have shown ARCUS to be effective in preclinical studies. We believe the small size of our ARCUS nucleases and their ability to efficiently promote HDR will enable us to address a greater variety of genetic diseases requiring more complex delivery strategies.

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

Familial Hypercholesteremia (FH) Development Program (PBGENE-PCSK9)

Our gene editing program for FH seeks to knockout expression of the PCSK9 gene. As published by Wang et al. in Molecular Therapy in June 2021, “Long-term Stable Reduction of Low-density Lipoprotein in Nonhuman Primates Following In Vivo Genome Editing,” NHPs in this 2017 study continue to be monitored for ongoing, sustained reduction in LDL cholesterol levels while maintaining stable gene editing without any obvious adverse effects.  After the one-time vector administration, NHPs treated with ARCUS have experienced stable reductions of up to 82% in PCSK9 protein levels and a 62% reduction of LDL cholesterol levels.

PCSK9 and LDL Serum Levels

AAV was selected as the delivery technology for PBGENE-PCSK9. The underlying genetic causes of FH result in reduced lipid uptake by the liver, which may impair LNP uptake by hepatocytes.

Primary Hyperoxaluria Type 1 (PH1) Development Program (PBGENE-PH1)

PH1 is a potentially fatal genetic disease caused by a gene mutation that leads to the accumulation of calcium oxalate crystals in the kidneys.  PH1 affects approximately 1-3 people per million in the United States and is caused by loss of function mutations in the AGXT gene. This gene encodes an enzyme which is involved in the production of the amino acid glycine in the liver. In patients with PH1 who lack this enzyme, crystals of calcium oxalate form in the kidneys leading to painful kidney stones which may ultimately lead to renal failure. Approximately 40% of PH1 patients are found to have already progressed to end stage renal disease at the point of diagnosis, requiring a combined liver-kidney transplant.

Using ARCUS, we are developing a potential therapeutic approach to PH1 that involves knocking out a gene called HAO1 which acts upstream of AGXT. Suppressing HAO1 has been shown in preclinical models to prevent the formation of calcium oxalate. We therefore believe that a one-time administration of an ARCUS nuclease targeting HAO1 may be a viable strategy for a durable treatment of PH1 patients. LNP was selected as the delivery technology for PBGENE-PH1 and we expect to file an IND in 2023.

In preclinical studies we have demonstrated that ARCUS treatment decreased HAO1 mRNA levels by 98% and decreased Glycolate Oxidase (“GO”) protein levels by 97.9% in NHPs.

Chronic Hepatitis B (PBGENE-HBV)

Current standard-of-care treatments for HBV suppress viral replication, but often do not clear the virus, leaving cccDNA and integrated HBV genomes that enable viral persistence. ARCUS-mediated inactivation of cccDNA and integrated HBV through LNP delivery could result in a functional cure.

To address the challenge of a lack of an in vivo model of human HBV infection, we developed a novel in vivo model for HBV editing based on the similarities of HBV to AAV, in particular, both infect hepatocytes and both establish latency as extrachromosomal circular DNA elements. HBV genome sequences are delivered on an AAV vector and are then deleted by ARCUS delivered by LNP. LNP-ARCUS efficiently edited HBV sequences in an immunodeficient mouse model and a NHP model.

Duchenne Muscular Dystrophy (PBGENE-DMD)

ARCUS genome editing has previously been shown to increase expression of a shortened version of dystrophin in cultured myoblasts from a DMD patient. The approach uses two ARCUS nucleases delivered by a single AAV to simultaneously cut and delete a large segment of the dystrophin gene that encodes exons 45 through 55 of dystrophin – a region of the gene that accounts for more than 50% of DMD-causing mutations.

License and Collaboration Agreements

Eli Lilly and Company

On November 19, 2020, we entered into a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (as amended, the “Development and License Agreement”) with Lilly to collaborate to discover and develop in vivo gene editing products incorporating our ARCUS nucleases. Lilly has initially nominated Duchenne muscular dystrophy, a liver-directed target and a CNS directed target. Under the terms of the Development and License Agreement, Lilly has the right to nominate up to three additional gene targets over the first four years of the Development and License Agreement (the “Nomination Period”). Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Additionally, under the terms of the Development and License Agreement, Lilly has the option to replace up to two gene targets upon Lilly’s election and payment of a replacement target fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND/CTA enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

Upon closing of the Development and License Agreement on January 6, 2021, we received an upfront cash payment of $100.0 million. We will also be eligible to receive milestone payments of up to an aggregate of $420.0 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, we will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product. Simultaneously with the entry into the Development and License Agreement, we entered into a Share Purchase Agreement with Lilly

(the “Share Purchase Agreement”), pursuant to which Lilly purchased 3,762,190 shares of our common stock for a purchase price of $35.0 million.

iECURE

In August 2021, we entered into a development and license agreement with iECURE under which iECURE plans to advance our PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial as partial consideration for a license to our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other rare genetic diseases, including OTC deficiency, Citrullinemia Type 1, PKU, and another program focused on liver disease (the “iECURE Agreement”).

Pursuant to the iECURE Agreement, we retain the rights to PBGENE-PCSK9, including all products developed for indications with increased risk of severe cardiovascular events such as FH. Simultaneously with the entry into the iECURE Agreement, we entered into an Equity Issuance Agreement with iECURE, pursuant to which iECURE granted us partial equity ownership in iECURE as partial consideration for the license to use our PCSK9-directed ARCUS nuclease.

Servier

In February 2016, we entered into the Servier Agreement with Servier, pursuant to which we agreed to develop allogeneic CAR T cell therapies for five unique antigen targets. One target was selected at the Servier Agreement’s inception. Two additional hematological cancer targets beyond CD19 and two new solid tumor targets were selected in 2020. With the addition of these new targets, we received development milestone payments in 2020. Upon selection of an antigen target under the Servier Agreement, we agreed to perform early-stage research and development on individual T cell modifications for the selected target, develop the resulting therapeutic product candidates through Phase 1 clinical trials and prepare initial clinical trial material of such product candidates for use in Phase 2 clinical trials.

On April 9, 2021, we entered into the Program Purchase Agreement with Servier, pursuant to which we reacquired all of our global development and commercialization rights previously granted to Servier pursuant to the Servier Agreement, and mutually terminated the Servier Agreement.

Pursuant to the Servier Agreement, we had developed certain allogeneic CAR T candidates, including PBCAR0191 and the stealth cell PBCAR19B, each targeting CD19, as well as four additional product targets (“Servier Targets”).  Pursuant to the Program Purchase Agreement, we regained full global rights to research, develop, manufacture and commercialize products resulting from such programs, with sole control over all activities. Additionally, per the terms of the Program Purchase Agreement we do not have an obligation to continue development of the Servier Targets. With respect to products directed to CD19, Servier has certain rights of negotiation, which may be exercised during a specified time period if we elect to initiate a process or entertain third party offers for partnering such products.

Pursuant to the terms of the Program Purchase Agreement, we made a payment of $1.25 million in cash to Servier and agreed to waive earned milestones totaling $18.75 million that would have been otherwise payable to us.

The Program Purchase Agreement also requires us to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from any continued development and commercialization of the programs by us, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If we enter into specified product partnering transactions, the Program Purchase Agreement requires us to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties. For additional discussion of accounting for payment obligations arising from the Program Purchase Agreement, refer to Note 7 to the consolidated financial statements, “Commitments and Contingencies.”

Gilead

In July 2020, Gilead Sciences (“Gilead”) notified us of its termination of the collaboration and license agreement dated September 10, 2018, subsequently amended by Amendment No. 1 dated March 10, 2020 or (the “Gilead Agreement”), to develop genome editing tools using ARCUS to target viral DNA associated with the Hepatitis B virus. Pursuant to the termination notice, the Gilead Agreement terminated on September 4, 2020. Upon termination, we regained full rights and all data we generated for the in vivo chronic HBV program developed under the Gilead Agreement.

Duke University

In April 2006, we entered into the Duke License, pursuant to which Duke University (“Duke”) granted us an exclusive (subject to certain non-commercial rights reserved by Duke), sublicensable, worldwide license under certain patents related to certain meganucleases and methods of making such meganucleases owned by Duke to develop, manufacture, use and commercialize products and processes that are covered by such patents, in all fields and in all applications. The patents that we license pursuant to the Duke License have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. See Part I. Item 1A. “Risk Factors— Risks Related to Intellectual Property— Some of our in-licensed intellectual property has been discovered through government funded research and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with foreign manufacturers.”

Under the Duke License, in addition to upfront licensing fees, we are also required to pay Duke (1) a total of $0.3 million in milestone payments, a portion of which we paid upon the completion of our Series A financing, a further portion of which we paid upon our first signed partnership in excess of $1 million, and the remainder of which we will be required to pay upon successful commercialization of human therapeutics, (2) royalties in the low single digit percentages on net sales of licensed products and licensed processes sold by us and our affiliates, subject to certain reductions in certain circumstances, with certain annual minimum royalties, and (3) certain percentages of sublicensing revenue received under sublicenses granted to third parties, which are creditable against annual minimum royalties and are subject to certain reductions in certain circumstances. For sublicenses of non-commercial products, the percentage of sublicensing revenue payable to Duke is in the mid-teen percentages for sublicense revenues owed from royalties received and low double-digits for sublicense revenues owed from non-royalty payments. For sublicenses of commercial products created by us and derivatives thereof, the percentage is determined by the highest negotiated royalty rate in such sublicense. If the highest negotiated royalty rate between us and our sublicensee exceeds a mid-single digit percentage, the percentage of sublicensing revenue payable to Duke will be high single digit, decreasing to low single digit as the highest negotiated royalty rate in such sublicense increases.

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

Tiziana

In September 2021, we entered into the Tiziana Agreement to evaluate foralumab as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. We intend to investigate foralumab first in combination with an anti-CD19 CAR T and plan an IND update in 2022 to enable combination use.

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

Trustees of the University of Pennsylvania

In January 2018, we entered into a research, collaboration and license agreement with the Trustees of the University of Pennsylvania (“Penn”) to collaborate on the preclinical development for gene editing products involving the delivery of an ARCUS nuclease. In April 2020, both parties agreed to coordinate a wind-down of all activities in their entirety under the agreement, effective as of June 2020, however, in August 2020 and subsequently in January 2021, both parties agreed to extend certain portions of the agreement through 2022. We will not be required to make termination payments to Penn.

Cellectis S.A.

In January 2014, we entered into a cross-license agreement with Cellectis S.A., which we refer to as the Cellectis License, in connection with a settlement of litigation matters (1) between Cellectis and us and (2) among Cellectis, Duke and us. Cellectis granted us a non-exclusive, sublicensable, worldwide, fully paid, royalty-free license to certain modified I‑CreI homing endonuclease patents and Cellectis patents asserted in the litigation, to make, use and commercialize modified I-CreI homing nucleases and products developed using such nucleases, in all fields. The license we received from Cellectis is subject to the rights of a preexisting license agreement that Cellectis entered into with a third party, and the license granted to us excludes any rights exclusively granted by Cellectis under such preexisting license, which preexisting license is limited to certain specific applications unrelated to the fields of human therapeutics, for so long as the rights under the preexisting license remain exclusive.

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

Competition

As a diversified life sciences company, we compete in multiple different fields. The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. We principally compete with others developing and utilizing genome editing technology in the human health sector, including companies such as Allogene Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Beam Therapeutics, Inc., Caribou Biosciences, Inc., Celgene Corp., Cellectis S.A., CRISPR Therapeutics, AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Sangamo Therapeutics, Inc., and Verve Therapeutics, Inc.

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

Furthermore, we rely upon a combination of patents and trade secret protection, as well as license and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to the ARCUS nucleases used in our existing allogeneic CAR T immunotherapy and in vivo gene correction programs, as well as any future product candidates. Moreover, the industries in which we operate are characterized by the existence of large numbers of patents and frequent allegations of patent infringement. If, therefore, we are unable to obtain and maintain patent protection for our technology and product candidates, or if the scope of the patent protection obtained or in-licensed is not sufficiently broad or if the validity of such patent protection is threatened, we may not be able to compete effectively, as it could create opportunities for competitors to enter the market or dissuade other companies from collaborating with us to develop products and technology, any of which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates in any indication for which they are approved.

Intellectual property

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

We cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or which have been granted to us, or patents that may be licensed or granted to us in the future, will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technology. Moreover, trade secrets can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, see Part I. Item 1A. “Risk Factors—Risks Related to Intellectual Property.”

Our patent portfolio consists of a combination of issued patents and pending patent applications that are owned by us or licensed by us from third parties. As of December 31, 2021, we have an exclusive license from Duke under 12 issued U.S. patents and two pending U.S. patent applications. In addition, as of December 31, 2021, we own 42 issued U.S. patents, 29 pending non-provisional U.S. patent applications, and 17 pending Patent Cooperation Treaty (“PCT”) international patent applications. We also exclusively license from Duke or own many corresponding patents and patent applications outside the United States, as described below. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims, related to ARCUS. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.

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

The second family, which we own, includes four issued U.S. patents, three issued patents in Europe, two issued patents in Japan, and one issued patent in Australia. This family also includes pending patent applications in each of the United States, Europe, Japan, and Australia. Patents in this family include claims directed to (1) recombinant single-chain meganucleases, and (2) methods for producing isolated genetically modified eukaryotic cells using such meganucleases. Patents in this family have a standard expiration date of October 31, 2028, subject to potential extensions.

The third family, which we own, includes three issued patents in the United States, and two issued patents in each of Europe and Australia. This family also includes pending patent applications in each of the United States and Europe. Patents in this family include claims directed to methods of cleaving DNA at specific four base pair sites using a recombinant meganuclease. Patents in this family have a standard expiration date of July 14, 2029, subject to potential extensions.

The fourth family, which we own, includes a pending PCT international patent application and pending patent applications in each of the United States, Europe, Australia, Canada, China, Israel, Japan, South Korea, and Mexico. Patent applications in this family include claims directed to recombinant meganucleases engineered to cleave recognition sequences having specific four base pair sites. Patents in this family, if issued, will have a standard expiration date of May 7, 2040, subject to potential extensions.

Immunotherapy Patent Families

We own 23 patent families that are directed to immunotherapy, including CAR T cell therapies. Some of these are applicable to immunotherapies and/or CAR T cells directed to killing a variety of different types of infected or cancerous cells. Others are directed to specific indications in which cells expressing particular antigens are targeted, or methods of manufacturing immunotherapies. Each of our immunotherapy product candidates is protected by one or more patents in these families.

The first family includes nine issued U.S. patents, one issued patent in each of Europe, Australia, Israel, Hong Kong, and Japan, pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Japan, Mexico, and South Korea, and two pending patent applications in Israel. Patents in this family include claims directed to (1) populations of genetically modified human T cells in which 20%-65% of the cells have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TCR alpha constant region (TRAC) gene, (2) methods for using such populations of genetically modified human T cells for cancer immunotherapy, (3) pharmaceutical compositions comprising such populations of genetically modified human T cells, (4) genetically modified human T cells which have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TRAC gene, (5) methods for using such genetically modified human T cells for cancer immunotherapy, and (6) pharmaceutical compositions comprising such genetically modified human T cells. Patents in this family have a standard expiration date of October 5, 2036, subject to potential extensions.

The second family includes one issued patent in each of the United States, Australia, Hong Kong, and Japan, two issued patents in Europe, pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patent applications in this family include claims directed to (1) first-generation recombinant meganucleases that cleave a target in the TRAC gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, and (4) methods of using such genetically modified eukaryotic cells for cancer immunotherapy. Patents in this family will have a standard expiration date of October 5, 2036, subject to potential extensions.

The third family pending patent applications in each of the United States, Europe, Australia, Canada, China, Israel, Japan, Mexico, and South Korea. Patent applications in this family include claims directed to (1) second-generation engineered meganucleases that cleave a specific target in the TRAC gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) genetically modified eukaryotic cells or populations of cells prepared by such methods, (5) pharmaceutical compositions comprising such cells or populations of cells, and (6) methods of treating diseases using such cells, populations of cells or pharmaceutical compositions to treat diseases, including cancer immunotherapy. Patents in this family, if issued, will likely have a standard expiration date of April 11, 2039, subject to potential extensions.

The fourth family includes one issued patent in each of the United States, Europe, Australia, Hong Kong, and Japan, pending patent applications in Europe, Australia, Canada, Hong Kong, and Japan, and two pending patent applications in the United States. Patent applications in this family include claims directed to (1) nucleic acids encoding co-stimulatory domains having certain amino acid sequences, (2) recombinant DNA constructs and vectors comprising such nucleic acids, (3) nucleic acids and vectors encoding such recombinant meganucleases, (4) genetically modified cells comprising such nucleic acids, (5) methods for producing such genetically modified cells, (6) pharmaceutical compositions comprising such cells, and (7) methods of immunotherapy using such cells. Patents in this family have a standard expiration date of October 4, 2037, subject to potential extensions.

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

The sixth family includes one issued patent in each of Europe and Japan, and pending patent applications in the United States, Europe, Australia, Canada and Japan. Patent applications in this family include claims directed to (1) recombinant meganucleases that recognize and cleave a recognition sequence within the human β2m gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) populations of genetically modified eukaryotic cells in which 80% of the cells have reduced expression of an endogenous TCR and 80% of the cells have reduced expression of β2m, (5) pharmaceutical compositions comprising such populations of genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for cancer immunotherapy. Patents in this family, if issued, will have a standard expiration date of December 22, 2036, subject to potential extensions.

The seventh family includes one issued patent in the United States, and pending patent applications in the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patent applications in this family include claims directed to (1) nucleic acids encoding an engineered antigen receptor (e.g., a CAR) and an inhibitory molecule (e.g., an RNA interfering with β2m expression), (2) genetically modified eukaryotic cells comprising such nucleic acids, (3) methods for producing such genetically modified eukaryotic cells using such nucleic acids and an engineered nuclease that promotes insertion of such nucleic acids, (4) genetically modified eukaryotic cells expressing an engineered antigen receptor and having expression of β2m or MHC Class I molecules reduced by 10%-95%, (5) pharmaceutical compositions comprising such genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for immunotherapy. Patents in this family have a standard expiration date of May 8, 2038, subject to potential extensions.

The eighth family includes one issued patent in the United States, and pending patent applications in the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patent applications in this family include claims directed to (1) engineered meganucleases that recognize and cleave a recognition sequence in an upstream intron of the human TRAC gene, (2) nucleic acids and vectors encoding such engineered meganucleases, (3) methods for producing genetically modified T cells using such nucleic acids or vectors, (4) genetically modified T cells in which an exogenous sequence is inserted into an upstream intron of the human TRAC gene and endogenous TCR expression is reduced, (5) populations of such genetically modified T cells, (6) pharmaceutical compositions comprising such genetically modified T cells, and (7) methods of treating disease using such genetically modified T cells and pharmaceutical compositions, including cancer immunotherapy. Patents in this family, if issued, will have a standard expiration date of June 27, 2038, subject to potential extensions.

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

The tenth family includes a pending PCT international patent application, and pending patent applications in the United States, Europe, and Canada. Patent applications in this family include claims directed to (1) methods for preparing genetically-modified immune cells, (2) populations of genetically-modified immune cells, (3) pharmaceutical compositions comprising such populations of genetically-modified immune cells, (4) methods of treating a disease using such populations of genetically-modified immune cells, (5) lipid nanoparticle compositions, and (6) kits for transfecting a eukaryotic cell with mRNA. Patents in this family, if issued, will have a standard expiration date of April 3, 2040, subject to potential extensions.

The eleventh family includes two issued patents in the United States, a pending PCT international patent application, and pending patent applications in the United States, Europe, Australia, Canada, China, Israel, Japan, Mexico, and South Korea. Patent applications in this family include claims directed to (1) a genetically-modified immune cell comprising in its genome a nucleic acid sequence encoding a microRNA-adapted shRNA, (2) a method for reducing the expression of an endogenous protein in an immune cell, (3) immune cells made by such methods, (4) populations of such immune cells, (5) pharmaceutical compositions comprising such populations of immune cells, and (6) methods of immunotherapy for treating a disease in a subject. Patents in this family, if issued, will have a standard expiration date of April 3, 2040, subject to potential extensions.

The twelfth family includes a pending PCT international patent application.  Patent applications in this family include claims directed to methods of immunotherapy comprising administering to a subject a CD3 antibody, or antigen binding fragment thereof, that binds CD3 for the purpose of lymphodepletion, in combination with the administration of genetically-modified T cells that do not have detectable CD3 expression on the cell surface.  Patents in this family, if issued, will have a standard expiration date of August 20, 2040, subject to potential extensions.

The thirteenth family includes a pending PCT international patent application.  Patent applications in this family include claims directed to (1) polynucleotides encoding a CD20-specific chimeric antigen receptor, (2) methods of producing a genetically-modified T cell comprising such polynucleotides, (3) a genetically-modified T cell comprising such polynucleotides, (4) populations of such genetically-modified T cells, (5) pharmaceutical compositions comprising such genetically-modified T cells or populations, and (6) methods of immunotherapy for treating cancer in a subject.  Patents in this family, if issued, will have a standard expiration date of October 30, 2040, subject to potential extensions.

The fourteenth family includes a pending PCT international patent application.  Patent applications in this family include claims directed to a method of immunotherapy for treating cancer in a subject.  Patents in this family, if issued, will have a standard expiration date of December 3, 2040, subject to potential extensions.

The fifteenth family includes a pending PCT international patent application.  Patent applications in this family include claims directed to methods for reducing the number of target cells, such as cancer cells, in a subject.  Patents in this family, if issued, will have a standard expiration date of May 14, 2041, subject to potential extensions.

The sixteenth family includes a pending PCT international patent application.  Patent applications in this family include claims directed to a method for reducing the number of target cells, such as cancer cells, in a subject.  Patents in this family, if issued, will have a standard expiration date of May 14, 2041, subject to potential extensions.

The seventeenth family includes a pending PCT international patent application.  Patent applications in this family include claims directed to (1) an isolated antibody, or antigen-binding fragment thereof, that specifically binds to BCMA, (2) a pharmaceutical composition comprising such an antibody, (3) a polynucleotide encoding such an antibody, and an expression vector comprising the same, (5) a method of treating cancer in a subject, (6) a polynucleotide comprising a nucleic acid sequence encoding a chimeric antigen receptor having an anti-BCMA binding domain, (7) a genetically-modified eukaryotic cell comprising such a polynucleotide, (8) a method for producing such a genetically-modified eukaryotic cell, (9) a population of such genetically-modified eukaryotic cells, (10) a pharmaceutical composition comprising such a population, and (11) a method for treating cancer in a subject.  Patents in this family, if issued, will have a standard expiration date of August 10, 2041, subject to potential extensions.

The eighteenth family includes a pending PCT international patent application.  Patent applications in this family include claims directed to (1) a lipid nanoparticle composition, (2) a method for transfecting a population of eukaryotic cells, (3) a method for introducing a nucleic acid into a population of eukaryotic cells, (4) a population of such eukaryotic cells, (5) a pharmaceutical composition comprising such a population, and (6) a method for reducing the number of target cells in a subject.  Patents in this family, if issued, will have a standard expiration date of October 6, 2041, subject to potential extensions.

We own five additional patent families that include pending provisional patent applications in the United States that are directed to immunotherapies, including CAR T cell therapies, or to technologies that are useful for the manufacture of immunotherapies. We jointly own one patent family that includes a pending PCT international patent application directed to immunotherapies. We jointly own one patent family that includes two pending provisional patent applications in the United States. We will determine in the future whether to pursue each of these applications.

Other Patent Families

We own three patent families directed to gene therapy for HBV. The first family includes two issued patents in each of the United States and Japan, one issued patent in South Korea, pending patent applications in the United States, Europe, Australia, Canada, China, Costa Rica, Columbia, the Dominican Republic, Egypt, Eurasia, Guatemala, Israel, Japan, South Korea, Mexico, Morocco, New Zealand, Peru, the Philippines, Saudi Arabia, South Africa, Thailand, and Vietnam, and two pending patent applications in Hong Kong. Patents in this family will have a standard expiration date of October 13, 2037, subject to potential extensions. The second family includes one issued US patent, and pending patent applications in the United States, Europe, Taiwan and the Gulf Cooperation Council. Patents in this family, if issued, will have a standard expiration date of April 11, 2039, or April 12, 2039, subject to potential extensions. The third family includes a pending PCT international patent application. Patents in this family, if issued, will have a standard expiration date of December 4, 2040, subject to potential extensions.

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

We own two patent families directed to engineered meganucleases and methods of treatment targeting the rhodopsin gene, which is associated with retinitis pigmentosa. The first family includes two issued patents in the United States, one issued patent in each of Australia and Japan, and pending patent applications in the United States, Europe, Australia, Canada, and Japan. Patents in this family will have a standard expiration date of September 8, 2036, subject to potential extensions. The second family includes a pending PCT international patent application. Patents in this family, if issued, will likely have a standard expiration date of May 11, 2041, subject to potential extensions.

We own two patent families that are directed to engineered meganucleases and methods of treatment targeting the hydroxyacid oxidase 1 gene, which is associated with primary hyperoxaluria 1. The first family includes pending patent applications in the United States and Europe. Patents in this family, if issued, will have a standard expiration date of December 20, 2039, subject to potential extensions. The second family includes three pending US provisional patent applications.  Patents in this family, if issued, will likely have a standard expiration date of January 8, 2042, subject to potential extensions.

We own two patent families that are directed to engineered meganucleases and methods of treatment targeting the Factor VIII gene, which is associated with Hemophilia A. The first family includes one issued patent in Europe, and pending patent applications in the United States, Europe, Australia, Canada, and Japan. Patents in this family will have a standard expiration date of May 3, 2037, subject to potential extensions. The second family includes pending patent applications in the United States and Europe. Patents in this family, if issued, will have a standard expiration date of November 1, 2038, subject to potential extensions.

We own one patent family directed to engineered meganucleases and methods of treatment targeting the ApoC3 gene, which is associated with diseases resulting from abnormal triglyceride synthesis. This family includes a pending provisional patent application in the United States. Patents in this family, if issued, will likely have a standard expiration date of August 16, 2042, subject to potential extensions.

We own one patent family directed to engineered meganucleases and methods of treatment targeting the transthyretin (“TTR”) gene, which is associated with TTR amyloidosis. This family includes a pending PCT international patent application. Patents in this family, if issued, will have a standard expiration date of August 20, 2041, subject to potential extensions.

We own two patent families directed to engineered meganucleases and methods of treatment targeting the dystrophin gene, which is associated with Duchenne Muscular Dystrophy. The first family includes one issued patent in each of Europe and Japan, and pending patent applications in the United States, Europe, Australia, Canada, and Japan. Patents in this family will have a standard expiration date of March 12, 2035, subject to potential extensions. The second family includes a pending provisional patent application in the United States and a pending PCT international patent application. Patent applications in this family, if issued, will have a standard expiration date of November 12, 2041.

We own one patent family directed to engineered meganucleases and methods of treatment targeting genomic nucleotide repeats, which are associated with several nucleotide repeat disorders. This family includes one issued patent in Europe, and pending patent applications in the United States and Europe. Patents in this family will have a standard expiration date of May 2, 2036, subject to potential extensions.

We own one patent family directed to engineered meganucleases and methods of treating alpha-1 antitrypsin deficiency.  This family includes six pending provisional patent applications in the United States.  Patents in this family, if issued, will likely have a standard expiration date of October 19, 2042.

We own one patent family directed to engineered meganucleases that target mitochondrial genomes and methods of treating mitochondrial disorders.  This family includes four pending provisional patent applications in the United States.  Patents in this family, if issued, will likely have a standard expiration date of April 22, 2042.

We jointly own one patent family directed to engineered meganucleases that target mitochondrial genomes and methods of treating mitochondrial disorders.  This family includes three pending provisional patent applications in the United States.  Patents in this family, if issued, will likely have a standard expiration date of April 22, 2042.

We jointly own one patent family directed to methods for generating male sterile plants.  This family includes one pending provisional patent application in the United States.  Patents in this family, if issued, will likely have a standard expiration date of April 22, 2042.

We license from Duke one patent family directed to engineered fusion proteins comprising engineered meganuclease domains and effector domains which may be useful in controlling gene expression. This patent family includes one pending patent application in the United States. Patents in this family, if issued, will have a standard expiration date of October 18, 2026, subject to potential extensions.

We own one patent family directed to engineered meganucleases that target amplifiable genetic loci and may be useful in producing cells with amplified transgenes. This family includes two issued patents in Europe, one issued patent in the United States, and pending patent applications in each of the United States and Europe. Patents in this family will have a standard expiration date of June 1, 2032, subject to potential extensions.

We own two patent families directed to self-limiting viral vectors (e.g., AAV vectors) that encode engineered meganucleases which eliminate the vector after gene delivery. The first family includes one issued patent in the United States, and pending patent applications in each of the United States and Europe. Patents in this family will have a standard expiration date of June 20, 2036, subject to potential extensions. The second family includes one pending PCT international patent application. Patents in this family, if issued, will have a standard expiration date of May 10, 2041, subject to potential extensions.

We own one patent family directed to compositions and methods for sequential stacking of nucleic acid sequences into a genomic locus. This family includes a pending PCT international patent application. Patents in this family, if issued, will have a standard expiration date of July 24, 2040, subject to potential extensions.

We own one patent family directed to eukaryotic cells comprising a modified transferrin gene that includes an exogenous nucleic acid sequence encoding a polypeptide of interest. This family includes pending patent applications in each of the United States and Europe. Patents in this family, if issued, will have a standard expiration date of January 10, 2040, subject to potential extensions.

We own one patent family directed to methods for separation of empty and full AAV capsids during manufacturing. This family includes a pending PCT international patent application. Patents in this family, if issued, will have a standard expiration date of February 5, 2041, subject to potential extensions.

We own an issued patent in the United States directed to engineered meganucleases which target a genetic locus in maize and methods for genetically modifying that locus in maize. That patent has a standard expiration date of March 2, 2029, subject to potential extensions.

For any individual patent, the term depends on the applicable law in the country in which the patent is granted. In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. In the United States, the patent term is 20 years but may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a patent term adjustment to address administrative delays by the United States Patent and Trademark Office (the “USPTO”) in granting a patent.

In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the portion of the FDA regulatory review period for the approved product that occurs after the date the patent issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant Biologics License Application (“BLA”).

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

Our trademark portfolio currently contains two registered trademarks in the United States, including ARCUS and ARC nuclease. We also own registered trademarks for both ARCUS and ARC nuclease in Europe, China and Australia, and a registered trademark for ARCUS in Canada. Additionally, we own pending trademark applications for Precision BioSciences and the Precision BioSciences logo in the United States, Europe, Australia, Canada, China, Japan, and the United Kingdom (“UK”), pending trademark applications for Evade, PBStealth, StealthCAR, and StealthCAR T in the United States, and pending trademark applications for Precision Biotechnology in the United States, Australia, Brazil, Canada, China, Europe, Japan, and Mexico.

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

U.S. Biologics Regulation

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements;
•

demonstration of successful, reproducible manufacture of clinical trial material produced in compliance with cGMPs and consistent with all release specifications for the product at initial manufacture and over time when stored under defined conditions;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin, and which must be properly maintained throughout the course of clinical development;
•	approval by an Investigational Review Board (“IRB”) or ethics committee, and potential additional scientific and biosafety review committees at each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials following protocols agreed to by FDA to establish the safety and effectiveness of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed commercial product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices (“GCPs”); and

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Development of new treatments for cancer and genetic diseases often combine phase 1 and phase 2 trials as the treatment is studied in limited patient population with the specified disease. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, potency, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Within 60 days following submission of the application, the FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once a BLA has been accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity, and potency. The FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. Priority review designation will direct overall attention and resources to the evaluation of applications for product candidates that, if approved, would represent significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites involved in the pivotal studies submitted in the BLA to assure compliance with GCP.

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

In addition, the Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric clinical trials for most biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product has been determined safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a noncompliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a fast track product candidate, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted pending availability of FDA review resources for the expedited review and when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious disease or condition.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product with a fast track designation or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as accelerated approval. Under the accelerated approval program, the FDA may approve a BLA on a determination that the biologic has an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or the sponsor fails to conduct such confirmatory trials in a timely manner.

The Regenerative Medicine Advanced Therapy (“RMAT”), designation facilitates an efficient development program for, and expedites review of, any drug that meets the following criteria:  (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Biosimilars and Exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

Foreign Regulation

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, manufacturing, commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union, (“EU”), are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice (“GLP”), as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (“ICH”) guidelines on GCPs. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products (“ATMPs”). If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing authorization

To market a medicinal product in the EU, we must obtain a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a marketing authorization application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•

“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and arevalid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i)medicinal products derived from biotechnology processes, (ii) designated orphan medicinal products, (iii) ATMPs (such as gene therapy, somatic cell therapy and tissue engineered products), and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops. Accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

•

“Conditional MAs” may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MAs may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

•

“National MAs”, are issued by the competent authorities of EU member states and only cover their respective territory, and are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Priority medicines scheme

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the so-called Priority Medicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S.  PRIME was launched in 2016 by the EMA to support the development and accelerate the review of new therapies to treat patients with unmet medical need. This voluntary scheme is based on enhanced interaction and early dialogue with developers of promising medicines, to optimize development plans and speed up evaluation so these medicines can reach patients earlier. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a therapeutic advantage over existing treatments or benefits patients without treatment options. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Innovative medicines fulfilling a medical need may also benefit from different types of fast track approvals, such as a conditional marketing authorization or a marketing authorization under exceptional circumstances granted on the basis of less comprehensive clinical data than normally required (respectively in the likelihood that the sponsor will provide such data within an agreed timeframe or when comprehensive data cannot be obtained even after authorization).

Advanced therapy classification

Based on legislation adopted in 2007, the EMA established an additional regulatory designation for products classified as an ATMP. The ATMP designation offers sponsors a variety of benefits similar to those associated with the PRIME scheme, including scientific and regulatory guidance, additional opportunities for dialogue with regulators, and presubmission review and certification of the chemistry, manufacturing and controls (“CMC”) and nonclinical data proposed for submission in a forthcoming MA applications for micro-, small-, or medium-sized enterprises. To qualify for this designation, product candidates intended for human use must be based on gene therapy, somatic cell therapy, or tissue engineered therapy.

Data and marketing exclusivity

In the EU, new products authorized for marketing, or reference products, generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. The data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes.  For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Pediatric development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of authorization) or, in the case of orphan products, a two year extension of the orphan market exclusivity.

Orphan Medicinal Products

In the EU, a medicinal product can be designated as an orphan if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either (a) such condition affects not more than five in ten thousand persons in the EU when the application is made, or (b) without incentives, it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

In the EU, an application for designation as an orphan product can be made any time prior to the filing of a MAA. Orphan drug designation entitles a party to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized procedure.

Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indications, which means the competent authorities, cannot accept another application for a MA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The orphan exclusivity period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity, or where the prevalence of the condition has increased above the threshold. Granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time if: (i) the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior, (ii) inability of the applicant  to supply sufficient quantities of the orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application. A company may voluntarily remove a product from the orphan register.

Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAAs must include a risk management plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Brexit and the Regulatory Framework in the United Kingdom

The UK left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement (“TCA”), and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland (together “Great Britain” or “GB”); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019, or the Exit Regulations.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation under various federal and state healthcare laws including, among others, the federal Anti-Kickback Statute, the federal False Claims Act and HIPAA. Similar laws exist in foreign jurisdictions including the EU, as well.

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

Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members.

Moreover, analogous state and foreign laws and regulations may apply to our activities, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves, state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, state and local laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information, and state and local laws which require the registration of pharmaceutical sales representatives.

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

In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the ACA, enacted in March 2010, has substantially changed healthcare financing and delivery by both governmental and private insurers. Among other things the ACA included the following provisions:

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

Since its enactment, there have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court (the “Supreme Court”) dismissed the most recent judicial challenge to the ACA brought by several states on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Prior to the Supreme Court's decision. President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other health reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state foreign laws, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), and the EU General Data Protection Regulation (“GDPR”) and the UK GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

We are a purpose-driven organization, and we believe we have carefully promoted a culture that values innovation, accountability, respect, adaptability and perseverance. We strive to ensure that our open, collaborative culture empowers Precisioneers to be their best selves and do their best work. We strongly believe that our shared values will help our team navigate and overcome challenges we may experience as we pursue our mission of improving life through genome editing. Our culture has helped build a world-class team with industry-leading experience in genome editing and we believe this will continue to attract new talent to further build our capabilities. Our team is a group of motivated individuals that value the opportunity to contribute their time and talents toward the pursuit of improving life. We believe all Precisioneers appreciate high-quality research and are moved by the opportunity to translate their work into treatments and solutions that could impact human health.

We are a company and a community dedicated to improving life. This isn’t just a statement supporting the products that we are developing – it is a statement that speaks to our collective desire to do our part in improving the lives of those around us. Through our Diversity and Inclusion initiative, we are actively fostering an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation in pursuit of our mission. With guest lectures, new trainings, development of employee resource groups, and other activities, we are supporting a workplace that reflects and embraces the gender, race, ethnicity, sexual orientation, age, physical ability, as well as all cultural backgrounds in our community. As of February 24, 2022, our workforce was self-reportedly approximately 49% women and approximately 27% Asian, Black, Latinx, two or more races, or not defined. Our senior leadership team and department heads were self-reportedly approximately 28% women and 12% Asian or Black as of February 25, 2021.

Notable benefits we offer to our full-time Precisioneers include:

•	employer sponsored health insurance;
•	employer 401(k) matching contributions;
•	generous paid time off policies;
•	wellness programs including employee assistance programs, wellness reimbursement, and an on-site gym; and
•	professional development programs including a tuition reimbursement program

The health and safety of our Precisioneers is also a top priority. The global effects associated with the COVID-19 pandemic have been unprecedented in their scope and depth. We have implemented measures to mitigate exposure risks and support operations. We initiated a health and safety program addressing mandatory use of face masks, mandatory vaccinations, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities. We have implemented temperature and symptom screening procedures at each location, and we have continuously communicated to all our Precisioneers that if they are not comfortable coming to work, regardless of role, then they do not have to do so. Throughout this crisis, our focus has been on keeping our workplace as safe as possible, while ensuring business continuity and positioning ourselves well for the future.

As of December 31, 2021, we had 198 full-time Precisioneers. Of these full-time employees, 156 are engaged in research and development activities and 45 have Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital

We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. We have not been profitable and may not achieve or maintain profitability.

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $30.6 million for the year ended December 31, 2021 and we reported a net loss of $109.0 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $316.7 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our convertible preferred stock and convertible debt financings, at-the-market offerings of common stock, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

All of our current or future product candidates will require substantial additional development time and resources before we may realize revenue from product sales, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses have increased and we anticipate will continue to increase substantially if and as we:

•	continue our current research and development programs, including conducting laboratory, and preclinical studies for product candidates;
•	continue to conduct or initiate clinical trials for product candidates;
•	seek to identify, assess, acquire or develop additional research programs or product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any product candidates that may successfully complete development;
•	establish a sales, marketing and distribution infrastructure to commercialize any products that may obtain marketing approval;
•	further develop and refine the manufacturing process for our product candidates;
•	change or add additional manufacturers or suppliers of biological materials or product candidates;
•	further develop our genome editing technology;
•	acquire or in-license other technologies;
•	seek to attract new and retain existing personnel;
•	expand our facilities; and
•	incur increased costs as a result of operating as a public company.

It will be several years, if ever, before we obtain regulatory approval for, and are ready for commercialization of, a therapeutic product candidate. Even if a therapeutic product candidate receives regulatory approval, future revenues for such product candidate will depend upon many factors, such as, as applicable, the size of any markets in which such product candidate is approved for sale, the market share captured by such product candidate, including as a result of the market acceptance of such product candidate and the effectiveness of manufacturing, sales, marketing and distribution operations related to such product candidate, the terms of any collaboration or other strategic arrangement we may have with respect to such product candidate and levels of reimbursement from third-party payors. If we are unable to develop and commercialize one or more product candidates either alone or with collaborators, or if revenues from any product candidate that receives marketing approval or is commercialized are insufficient, we may not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and maintain profitability, the value of our common stock will be materially adversely affected.

We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.

The process of identifying product candidates and conducting preclinical studies and clinical trials is time consuming, expensive, uncertain and takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and continue clinical trials of, and seek marketing approval for, product candidates. In addition, if any therapeutic product candidate that we develop alone or with collaborators obtains marketing approval, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution efforts. Furthermore, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed, we may be forced to delay, reduce or eliminate current or future research programs, product development activities and/or commercialization efforts.

We believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, expected operational receipts and available credit will allow us to fund our operating expense and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. Our future capital requirements will depend on many factors, including:

•	the timing, scope, progress, costs, results and analysis of results of research activities, preclinical studies and clinical trials for any of our product candidates;
•	the costs of future activities, including product manufacturing, sales, marketing and distribution activities for any product candidates that receive regulatory approval;
•	the success of our existing collaborative relationships;
•	the extent to which we exercise any development or commercialization rights under collaborative relationships;
•	our ability to establish and maintain additional collaborative relationships on favorable terms, or at all;
•	the extent to which we expand our operations and the timing of such expansion, including with respect to facilities, employees and product development platforms;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other technologies or product candidates;
•	the extent to which we acquire or invest in other businesses;
•	the costs of continuing to operate as a public company; and
•	the amount of revenues, if any, received from commercial sales of any products that we develop alone or with collaborators that receive regulatory approval.

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

In May 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PWB”), (as subsequently amended, the “Revolving Line”). Pursuant to the terms of the Revolving Line, we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million and the maturity date of the Revolving Line is June 23, 2023. As of December 31, 2021, we had $2.5 million in borrowings under our Revolving Line. Pursuant to the terms of the Revolving Line, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

The Revolving Line requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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

Investment in biopharmaceutical product development is a highly speculative endeavor. It entails substantial upfront capital expenditures, and there is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our genome editing platform and the technologies we are using are new and unproven. We have initiated a Phase 1/2a clinical trial in patients with R/R NHL and R/R B-ALL, a Phase 1 clinical trial in patients with NHL and a Phase 1/2a clinical trial in patients with R/R multiple myeloma. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

Additionally, we encounter risks and difficulties frequently experienced by new and growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of our technology, managing a complex regulatory landscape and developing new product candidates, which may make it more difficult to evaluate our likelihood of success. Our current operating model may require changes in order for us to adjust to these challenges or scale our operations efficiently. Our limited operating history, particularly in light of the rapidly evolving nature of the biopharmaceutical industry and the genome editing field, may make it difficult to evaluate our technology and business prospects or to predict our future performance. Additionally, due to the stage of our operations, we expect that our financial condition and operating results may fluctuate significantly from quarter to quarter as a result of many factors as we build our business, and you should not rely upon the results of any particular quarterly or annual period as indications of future operating performance.

We may expend our limited resources on pursuing particular research programs or product candidates that may be less successful or profitable than other programs or product candidates.

Research programs to identify new product candidates and product development platforms require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs, product candidates or product development platforms that ultimately prove to be unsuccessful. Any time, effort and financial resources we expend on identifying and researching new product candidates and product development platforms may divert our attention from, and adversely affect our ability to continue, development and commercialization of existing research programs, product candidates and product development platforms. Clinical trials of any of our product candidates may never commence despite the expenditure of significant resources in pursuit of their development, and our spending on current and future research and development programs, product candidates and product development platforms may not yield any commercially viable products. As a result of having limited financial and managerial resources, we may forego or delay pursuit of opportunities that later prove to have greater commercial potential. For example, in 2021 we entered into an agreement with a syndicate of investors to separate from our wholly owned subsidiary, Elo Life Systems, and create an independent new food and agriculture business. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Additionally, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Our success depends on our ability to develop and commercialize product candidates using our novel genome editing technology. The novel nature of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, preclinical studies and clinical trials. There have been a limited number of clinical trials of products created with genome editing technologies, four of which have utilized our technology. Because our therapeutic research programs are all in preclinical or early clinical stages, we have only been able to assess limited safety and efficacy data for one of our product candidates in a human trial. Current or future product candidates may not meet safety and efficacy requirements for continued development or ultimate approval in humans and may cause significant adverse events or toxicities. All of our product candidates are designed to act at the level of DNA, and because animal DNA differs from human DNA, it will be difficult for us to test our therapeutic product candidates in animal models for either safety or efficacy, and any testing that we conduct may not translate to their effects in humans. Moreover, animal models may not exist for some of the targets, diseases or indications that we intend to pursue. Our product candidates may not be able to properly implement desired genetic edits with sufficient accuracy to be viable therapeutic products, and there may be long-term effects associated with them that we cannot predict at this time. Any problems we experience related to the development of our genome editing technology or any of our or our collaborators’ research programs or product candidates may cause significant delays or unanticipated costs, and we may not be able to satisfactorily solve such problems. These factors may prevent us or our collaborators from completing our preclinical studies or any clinical trials that we or our collaborators have ongoing or may initiate, or profitably commercializing any product candidates on a timely basis, or at all. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process as we develop and prepare to commercialize product candidates. These factors make it more difficult for us to predict the time, cost and potential success of product candidate development. If our product development activities take longer or cost more than anticipated, or if they ultimately are not successful, it would materially adversely affect our business and results of operations.

The genome editing field is relatively new and evolving rapidly, and other existing or future technologies may provide significant advantages over our ARCUS platform, which could materially harm our business.

To date, we have focused our efforts on optimizing our proprietary genome editing technology and exploring its potential applications. ARCUS is a novel genome editing technology using sequence-specific DNA-cutting enzymes, or nucleases, that is designed to perform modifications in the DNA of living cells and organisms. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, transcription activator-like effector nucleases (“TALENs”) and clustered regularly interspaced short palindromic repeats associated protein-9 nuclease (“CRISPR/Cas9”), although none has obtained marketing approval for a product candidate developed using such technologies. Other genome editing technologies in development or commercially available, or other existing or future technologies, may lead to treatments or products that may be considered better suited for use in human therapeutics, which could reduce or eliminate our commercial opportunity.

We are heavily dependent on the successful development and translation of ARCUS, and due to the early stages of our product development operations, we cannot give any assurance that any product candidates will be successfully developed and commercialized.

We are at an early stage of development of the product candidates currently in our programs and are continuing to develop our ARCUS technology. To date, we have invested substantially all of our efforts and financial resources to develop ARCUS and advance our current product development programs, including conducting preclinical studies, early stage clinical trials and other early research and development activities, and providing general and administrative support for these operations. We are also currently using our ARCUS technology to develop our lead in vivo gene correction programs targeting PH1, PCSK9, HBV and DMD. Our future success is dependent on our ability to successfully develop and, where applicable, obtain regulatory approval for, including marketing approval for, and then successfully commercialize, product candidates, either alone or with collaborators. We have not yet developed and commercialized any product candidates, and we may not be able to do so, alone or with collaborators.

Our research and development programs may not lead to the successful identification, development or commercialization of any products.

The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. With the exception of our CD19, CD19B and BCMA product candidates, all current product candidates and product development programs are still in the discovery or preclinical stages. We may be unsuccessful in advancing those product candidates into clinical development or in identifying any developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:

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

We sometimes estimate, or may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies or clinical trials, the submission of regulatory filings, the receipt of marketing approval or the realization of other commercialization objectives. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities, the receipt of key regulatory approvals or actions, and other factors, including without limitation, impacts resulting from the COVID-19 pandemic and its variants, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of the product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the trading price of our common stock may decline.

Adverse public perception of genome editing may negatively impact the developmental progress or commercial success of products that we develop alone or with collaborators.

The developmental and commercial success of our current product candidates, or any that we develop alone or with collaborators in the future, will depend in part on public acceptance of the use of genome editing technology for the prevention or treatment of human diseases. Adverse public perception of applying genome editing technology for these purposes may negatively impact our ability to raise capital or enter into strategic agreements for the development of product candidates.

Any therapeutic product candidates may involve editing the human genome. The commercial success of any such potential therapeutic products, if successfully developed and approved, may be adversely affected by claims that genome editing is unsafe, unethical or immoral. This may lead to unfavorable public perception and the inability of any therapeutic product candidates to gain the acceptance of the public or the medical community. Unfavorable public perceptions may also adversely impact our or our collaborators’ ability to enroll clinical trials for therapeutic product candidates. Moreover, success in commercializing any therapeutic product candidates that receive regulatory approval will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of such product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. Publicity of any adverse events in, or unfavorable results of, preclinical studies or clinical trials for any current or future product candidates, including, without limitation, patient deaths, or with respect to the studies or trials of our competitors or of academic researchers utilizing genome editing technologies, even if not ultimately attributable to our technology or product candidates, could negatively influence public opinion. Negative public perception about the use of genome editing technology in human therapeutics, whether related to our technology or a competitor’s technology, could result in increased governmental regulation, delays in the development and commercialization of product candidates or decreased demand for the resulting products, any of which may have a negative impact on our business and financial condition.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. We principally compete with others developing and utilizing genome editing technology in the human health sector, including companies such as Allogene Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Beam Therapeutics, Inc, Caribou Biosciences, Inc., Cellectis S.A., CRISPR Therapeutics, AG, Dicerna Pharmaceuticals, Inc., Editas Medicine, Inc., Intellia Therapeutics, Inc., Sangamo Therapeutics, Inc., and Verve Therapeutics, Inc. Several companies, including Novartis Pharmaceuticals Corp., Celgene Corp., and Gilead Sciences, Inc. have obtained FDA approval for autologous immunotherapies, and a number of companies, including Cellectis S.A., Allogene Therapeutics and CRISPR Therapeutics AG, are pursuing allogeneic immunotherapies. We expect that our operations focused on developing products for in vivo gene correction will face substantial competition from others focusing on gene therapy treatments, especially those that may focus on conditions that our product candidates target. Moreover, any human therapeutics products that we develop alone or with collaborators will compete with existing standards of care for the diseases and conditions that our product candidates target and other types of treatments, such as small molecule, antibody or protein therapies.

Many of our current or potential competitors, either alone or with their collaborators, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products we develop alone or with collaborators or that would render any such products obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we or our collaborators may obtain approval for any that we develop, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we or our collaborators may not be successful in marketing any product candidates we may develop against competitors. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we develop alone or with collaborators.

Our future profitability, if any, will depend in part on our ability and the ability of our collaborators to commercialize any products that we or our collaborators may develop in markets throughout the world. Commercialization of products in various markets could subject us to risks and uncertainties, including:

•	obtaining, on a country-by-country basis, the applicable marketing authorization from the competent regulatory authority;
•	the burden of complying with complex and changing regulatory, tax, accounting, labor and other legal requirements in each jurisdiction that we or our collaborators pursue;
•	reduced protection for intellectual property rights;
•	differing medical practices and customs affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	governmental controls, trade restrictions or changes in tariffs;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers;
•	foreign currency exchange rate fluctuations;
•	foreign reimbursement, pricing and insurance regimes; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

We face an inherent risk of product liability and professional indemnity exposure related to the testing in clinical trials of our product candidates. We will face an even greater liability risk if we commercially sell any products that we or our collaborators may develop for human use. Manufacturing defects, errors in product distribution or storage processes, improper administration or application and known or unknown side effects of product usage may result in liability claims against us or third parties with which we have relationships. These actions could include claims resulting from acts by our collaborators, licensees and subcontractors over which we have little or no control.

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

In addition to the submission of an IND to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials subject to the NIH Guidelines are subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. We are subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and IRB of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.

The same applies in the EU. The EMA has a Committee for Advanced Therapies (“CAT”) that is responsible for assessing the quality, safety and efficacy of ATMPs. ATMPs include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal product candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

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

We may not be able to submit INDs to the FDA or CTAs to comparable foreign authorities to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or comparable foreign authorities may not permit us to proceed.

We plan to submit INDs and CTAs to enable us to conduct clinical trials for additional product candidates in the future, and we expect to file IND amendments to enable us to conduct additional clinical trials under existing INDs. We cannot be sure that submission of an IND, CTA, or IND amendment will result in us being allowed to proceed with clinical trials, or that, once begun, issues will not arise that could result in the suspension or termination such clinical trials. The manufacturing of allogeneic CAR T cell therapy and in vivo therapies for genetic and infectious diseases remains an emerging and evolving field. Accordingly, we expect CMC related topics, including product specifications, will be a focus of IND and CTA reviews, which may delay receipt of authorization to proceed under

INDs and CTAs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or CTA, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Similar risks may exist in foreign jurisdictions where we intend to conduct clinical trials.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We and any collaborators are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities and sufficient resources at the FDA or foreign regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, we have not submitted a biologics license application (“BLA”) or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We and any collaborators must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals.

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

•

the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies;

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a REMS or similar risk management measures. Regulatory authorities may not approve the price we or our collaborators intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Clinical trials are difficult to design and implement, expensive, time-consuming and involve an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.

Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We have initiated a Phase 1/2a clinical trial in patients with R/R NHL or R/R B-ALL, a Phase 1 clinical trial in patients with NHL and a Phase 1/2a clinical trial in subjects with R/R multiple myeloma. We do not know whether any current or planned clinical trials will need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials have been and may in the future be delayed, suspended or terminated for a variety of reasons, including in connection with:

•	the inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;
•	applicable regulatory authorities disagreeing as to the design or implementation of the clinical trials;
•	obtaining regulatory authorization to commence a trial;
•

reaching an agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining IRB or ethics committee approval at each site;
•	developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
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
•

unforeseen events, such as natural or manmade disasters, public health emergencies, such as the COVID-19 pandemic and its variants, which has and may continue to impact our operations, or other natural catastrophic events.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on 14 March 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

Any product candidates that we or our collaborators may develop will be novel and may be complex and difficult to manufacture, and if we experience manufacturing problems, it could result in delays in development and commercialization of such product candidates or otherwise harm our business.

Our product candidates involve or will involve novel genome editing technology and will require processing steps that are more complex than those required for most small molecule drugs, resulting in a relatively higher manufacturing cost. Moreover, unlike small molecules, the physical and chemical properties of biologics generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that such product will perform in the intended manner. Although we intend to employ multiple steps to control the manufacturing process, we may experience manufacturing issues with any of our product candidates that could cause production interruptions, including contamination, equipment or reagent failure, improper installation or operation of equipment, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error, disruptions in the operations of our suppliers, inconsistency in cell growth and variability in product characteristics. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable standards or specifications with consistent and acceptable production yields and costs. For example, the FDA has required us to conduct testing of our allogeneic CAR T cell product candidates for the presence of certain human viruses prior to release of such products for clinical use. If the FDA concludes that further such viral testing of our product candidates is required and that any lots testing positive may not be used in clinical trials, we may need to produce new clinical trial materials, which could delay our clinical trials and result in higher manufacturing costs. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which such product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Our manufacturing process for any allogeneic CAR T cell product candidate that we develop alone or with collaborators will be susceptible to product loss or failure due to the quality of the raw materials, failure of the products to meet specifications, logistical issues associated with the collection of white blood cells, or starting material, from healthy third-party donors, shipping such material to the manufacturing site, ensuring standardized production batch-to-batch in the context of mass production, freezing the manufactured product, shipping the final product globally, thawing and infusing patients with such product. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, delays in initiating or completing clinical trials, product recalls, product liability claims or insufficient inventory.

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

We expect our manufacturing strategy for one or more of our product candidates may involve the use of contract manufacturing organizations (“CMOs”) as well as our dedicated manufacturing facility, MCAT. The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be evaluated for the manufacture of our product candidates by the FDA or foreign regulatory authorities pursuant to inspections that will be conducted after we submit a BLA to the FDA, or similar foreign applications to foreign regulatory authorities. We do not control the manufacturing process of our contract manufacturers and are dependent on their compliance with cGMP or similar foreign requirements for their manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

We have leased approximately 33,800 square feet of space for MCAT at a location approximately seven miles from our headquarters in Durham, North Carolina. We use this manufacturing center to create clinical trial material for certain of our current and planned clinical trials. We may not experience the anticipated operating efficiencies in our own manufacturing. Any delays in manufacturing may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We are also required to comply with the FDA’s and applicable foreign regulatory authorities’ GMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop, acquire or maintain the internal expertise and resources necessary for compliance with these requirements. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate our manufacturing processes. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from MCAT, which may negatively affect our product development timeline or result in difficulties in maintaining compliance with applicable regulatory requirements.

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
•

unforeseen events, such as natural or manmade disasters, public health emergencies, such as the COVID-19 pandemic and its variants which has and may continue to impact our operations, or other natural catastrophic events.

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

Enrollment delays in clinical trials, including those due to the COVID-19 pandemic and its variants, may result in increased development costs for any of our product candidates, which may cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which may have an adverse effect on our results of operations and prospects.

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

The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results from later preclinical studies or clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks at later stages of development after achieving positive results in early stages of development, and we may face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. With the exception of our allogeneic anti-CD19, anti-CD20 and anti-BCMA CAR T product candidates, which have undergone limited testing in humans to date, our gene editing technology and our product candidates have never undergone testing in humans and have only been tested in a limited manner in animals, and results from animal studies may not be predictive of clinical trial results. Even if product candidates progress to clinical trials, these product candidates may fail to show the safety and efficacy in clinical development required to obtain regulatory approval, despite the observation of positive results in animal studies. Our or our collaborators’ failure to replicate positive results from early research programs and preclinical studies may prevent us from further developing and commercializing those or other product candidates, which would limit our potential to generate revenues from them and harm our business and prospects.

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

From time to time, we may publish interim, initial or “top-line” data from preclinical studies or clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from these initial data we previously published. As a result, interim, initial and “top-line” data should be viewed with caution until the final data are available.

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

Our product candidates may not work as intended or cause undesirable side effects that could hinder or prevent receipt of regulatory approval or realization of commercial potential for them or our other product candidates and substantially harm our business.

Our product candidates may be associated with off-target editing or other serious adverse events, undesirable side effects or unexpected characteristics, including large deletions and translocations or chromosomal abnormalities. Results of clinical trials could reveal severe or recurring side effects, toxicities or unexpected events, including death. Off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. In those instances where we also provide a segment of DNA, it is possible that following off-target cut events, such DNA could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There may also be delayed adverse events following exposure to therapeutics made with genome editing technologies due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Such unintended and undesirable side effects were recently exhibited in one of our competitors’ clinical trials for which a clinical hold was placed by the FDA in October 2021 following a report of a chromosomal abnormality. In addition to serious adverse events or side effects caused by product candidates we develop alone or with collaborators, the administration process or related procedures may also cause undesirable side effects. For example, in our Phase 1/2a clinical trial of PBCAR0191, as of November 16, 2021, one death without disease progression occurred following infection and was assessed by the investigator as possibly related to study treatment. As of the same date, three other treatment emergent deaths without disease progression occurred that were deemed unrelated to study treatment.

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

Additionally, if we successfully develop a product candidate alone or with collaborators and it receives marketing approval, the FDA or foreign regulatory authorities could require us to adopt a REMS or similar risk management measures to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or similar risk management measures or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators. Such identification could also have several additional significant negative consequences, such as:

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

We are subject to federal, state and foreign healthcare laws and regulations relating to our business, and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.

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

•

the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the Centers for Medicare and Medicaid Services (“CMS”), ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and anti-corruption and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws and foreign laws and regulations that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government or foreign governmental authorities, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations and foreign. laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws and foreign laws and regulations which require the registration of pharmaceutical sales representatives.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities (defined as health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California recently enacted the CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions are expected to go into effect on January 1, 2023. The CCPA, and the CPRA, may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements. From January 1, 2021 we are subject to compliance with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the U.S. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (“SCCs”), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

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

We have received orphan drug designation for PBCAR0191 for the treatment of ALL and MCL and for PBCAR269A for the treatment of multiple myeloma, and we may seek orphan drug designation for some or all of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, which may negatively impact our ability to develop or obtain regulatory approval for such product candidates and may reduce our revenue if we obtain such approval.

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

Similarly, in the EU, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products (1) that are intended for a life-threatening or chronically debilitating condition; and (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and applicants can benefit from specific regulatory assistance and scientific advice. Upon grant of a MA, orphan medicinal products are entitled to 10 years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. However, the 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation—for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

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

We have received and may continue to seek fast track designation and rare pediatric disease designation, and may seek breakthrough therapy designation, Regenerative Medicine Advanced Therapy (“RMAT”) designation, or priority review from the FDA or access to the PRIME scheme from the EMA for some or all of our product candidates, but we may not receive such designations, and even if we do, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We have received fast track designation and rare pediatric disease designation for PBCAR0191 for the treatment of B-ALL as well as fast track designation for PBCAR269A for R/R multiple myeloma. We may continue to seek fast track designation and may also seek breakthrough therapy designation, RMAT designation or priority review from the FDA, or access to the PRIME scheme from the EMA for some or all of our product candidates. If a drug, or biologic, in our case, is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA fast track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. If granted, fast track designation makes a biologic eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission.  Products with fast track designation may also be eligible for accelerated approval and/or priority review, if the relevant criteria are met.

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

Based on legislation adopted late in 2007, the EMA established an additional regulatory designation for products classified as an ATMP.  The ATMP classification offers sponsors a variety of benefits similar to those associated with the PRIME scheme, including scientific and regulatory guidance, additional opportunities for dialogue with regulators, and presubmission review and certification of the CMC and nonclinical data proposed for submission in a forthcoming MA applications for micro-, small-, or medium-sized enterprises.  To qualify for this designation, product candidates intended for human use must be based on gene therapy, somatic cell therapy, or tissue engineered therapy (i.e., engineered cells or tissues intended to regenerate, replace or repair human tissue).

There is no assurance that we will obtain additional fast track designation, or that we will obtain breakthrough therapy designation, RMAT designation or access to PRIME or ATMP for any of our product candidates. Fast track designation, breakthrough therapy designation, RMAT designation, and PRIME and ATMP eligibility do not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the fast track designation, breakthrough therapy designation, RMAT designation or PRIME or ATMP  eligibility. Additionally, fast track designation, breakthrough therapy designation, RMAT designation and access to PRIME or ATMP can each be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our or our collaborators’ ability to profitably sell any product candidates that obtain marketing approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the ACA, was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our product candidates, the ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, expanded eligibility criteria for Medicaid programs, expanded the entities eligible for discounts under the Public Health program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and created a licensure framework for follow-on biologic products.

Since its enactment, there have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and the most recent judicial challenge to the ACA brought before the Supreme Court was dismissed in June 2021 resulting in the ACA remaining in effect in its current form. Prior to the Supreme Court's decision. President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other health reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, our collaborators or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory agency may impose restrictions relative to that product, the manufacturing facility or us or our collaborators, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

Moreover, if any of our product candidates are approved, our product labeling, advertising, promotion and distribution will be subject to regulatory requirements and continuing regulatory review. The FDA and foreign regulatory authorities strictly regulate the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA and foreign regulatory authorities as reflected in the product’s approved labeling.

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

In addition, the FDA’s policies, and policies of foreign regulatory agencies, may change, and additional regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements, or if we or our collaborators are unable to maintain regulatory compliance, we or they may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, as our product candidates would be, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion and avoid off-label promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that  remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic and its variants. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The commercial success of any potential therapeutic products we develop alone or with collaborators will depend upon their degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Even if any potential therapeutic products we develop alone or with collaborators receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of any product we develop alone or with collaborators, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product as demonstrated in clinical trials;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved by FDA or other regulatory authorities;
•	product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	public attitudes regarding genome editing technologies;
•	our and any collaborators’ ability to educate the medical community about the safety and effectiveness of the product;
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

We do not have a sales or marketing infrastructure and, as a company, have no experience in the sale, marketing or distribution of biopharmaceutical or other commercial products. To achieve commercial success for any approved products for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, certain product candidates if and when they are approved.

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

If we are successful in achieving regulatory approval to commercialize any biologic product candidate we develop alone or with collaborators, it may face competition from biosimilar products. In the United States, our product candidates are regulated by the FDA as biologic products subject to approval under the BLA pathway. The BPCIA created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product may not be submitted until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years after the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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

Jurisdictions in addition to the U.S. have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006.

Risks Related to Our Organization, Structure and Operations

The ongoing novel coronavirus disease, COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic, and COVID-19 and its variants have spread to multiple global regions, including the United States and Europe. The ongoing pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains and manufacturing, including our own, have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the impact of COVID-19 and its variants and in accordance with local guidelines, we have implemented measures to mitigate exposure risks and support operations. The health and safety program we have initiated requiring mandatory use of face masks, mandatory vaccinations, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities, as well as temperature and symptom screening procedures at each location may not sufficiently protect our employees. We have communicated to our employees that based on their comfort level, regardless of role, they may elect not to come to work. Any additional resurgence of outbreaks, new regulatory orders or guidance, or self-imposed protective measures we impose could require reversal of our previously eased restrictions to our on-site activities and, as a result, adversely impact our business, including our preclinical studies and clinical trials.

As a result of the COVID-19 pandemic and its variants or other pandemic, epidemic or outbreak of an infectious disease, we have and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators, clinical site staff and IRB approval required to begin a clinical trial at a site;
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
•

interruption in manufacturing, including, without limitation interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

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

The COVID-19 pandemic and its variants continues to evolve. Disruptions, supply chain constraints and timeline impacts, competing resource demands and safety concerns caused by the COVID-19 pandemic and its variants have caused, and may continue to cause, delays in our clinical trial site activation and our ability to enroll patients. Supply chain constraints affecting the industry have also impacted our business. Lead times for certain single-use components have been extended, and global impacts from the COVID-19 pandemic could lead to longer timelines or greater costs in the future. Additionally, we have experienced and may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, emergence of additional new variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  If we or any of the third parties with whom we engage were to experience shutdowns or any further business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, the magnitude of the economic impact brought by and the duration of COVID-19 pandemic and its variants continues to be difficult to assess or predict and may continue to result in significant disruption of global financial markets, which may reduce our ability to access capital and negatively affect our liquidity.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2021, we had 198 full-time employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and, if we retain commercialization responsibility for any product candidate we develop alone or with collaborators, sales and marketing personnel will also be critical to our success. For instance, we recently appointed a new Chief Executive Officer and, earlier in 2021, appointed a new Chief Medical Officer. With the resignation of our Chief Operating Officer (“COO”) earlier in 2021, we have reassigned the responsibilities of the COO to other members of the management and senior leadership team. We may not be able to attract new or successor personnel on acceptable terms or at all given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, integrate, motivate and retain additional skilled and qualified personnel, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business.

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

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.  Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.  As a result of the COVID-19 pandemic and its variants, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.

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

Federal, state and foreign legislators and regulators globally have enacted or proposed legal requirements regarding the collection, distribution, disclosure, use, processing, security and storage of personally identifiable information and other types of regulated data, including online information and data online.  In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, breaches due to human error, technical vulnerabilities, malfeasance or other disruptions. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals and other parties of security breaches involving particular types of information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors or other organizations with which we have formed relationships that involve the handling or processing of such information.

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

Complex laws constrain our business and the financial arrangements and relationships through which we conduct our operations, including how we may research, market, sell and distribute product candidates alone or with collaborators. We are exposed to the risk of fraud or other misconduct by our employees, consultants and collaborators and, if we or our collaborators commence clinical trials and proceed to commercialization, our principal investigators and commercial partners, as well as healthcare professionals, third-party payors, patient organizations and customers. For example, misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, false and/or misleading statements, corruption of government officials, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing, promotion, sales commission and customer incentive programs and other business arrangements. Such misconduct also could involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in preclinical studies or clinical trials, illegal misappropriation of study materials or other property, or improper interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our or our collaborators’ reputations.

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

We are subject to income and non-income taxes in the United States. Income tax accounting often involves complex issues, and judgment is required in determining our provision for income taxes and other tax liabilities. In May 2018 we formed a subsidiary in Australia, which was subsequently transferred to New Elo in December 2021. In June 2019 we formed a subsidiary in the UK, and we may operate in other foreign jurisdictions in the future. We could become subject to income and non-income taxes in foreign jurisdictions as well. In addition, many jurisdictions have detailed transfer pricing rules, which require that all transactions with non-resident related parties be priced using arm’s length pricing principles within the meaning of such rules. The application of withholding tax, goods and services tax, sales taxes and other non-income taxes is not always clear and we may be subject to tax audits relating to such withholding or non-income taxes. We believe that our tax positions are reasonable and our tax reserves are adequate to cover any potential liability. We are currently not subject to any tax audits. However, the Internal Revenue Service (“IRS”) or other taxing authorities may disagree with our positions. If the IRS or any other tax authorities were successful in challenging our positions, we may be liable for additional tax and penalties and interest related thereto or other taxes, as applicable, in excess of any reserves established therefor, which may have a significant impact on our results and operations and future cash flow.

We may not be able to utilize all, or any, of our net operating loss carryforwards.

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and we may not achieve profitability. As of December 31, 2021, we had U.S. federal, state, and foreign net operating loss (“NOL”) carryforwards of  $181.0 million, $122.2 million, and $0.4 million, respectively. Our federal NOL carryforwards of $19.7 million will begin to expire in 2030 while the remaining federal NOL carryforwards of $161.2 million carry forward indefinitely. The state NOL carryforwards begin to expire in 2025. In addition, as of December 31, 2021, we have U.S. federal and state research and development (“R&D”) tax credits of $11.4 million and an amount less than $0.1 million available to offset future U.S. federal and state income taxes, which begin to expire in 2027 and 2030, respectively.  At December 31, 2021 and December 31, 2020, we had federal Orphan Drug credits of $9.5 million and $6.0 million, respectively, which begin to expire in 2038.

Changes in tax laws or regulations may adversely impact our ability to utilize all, or any, of our NOL carryforwards. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”), significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the IRS and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the TCJA. Under the CARES Act, NOLs arising in a tax year beginning after December 31, 2017, and before January 1, 2021, generally may now be carried back five years. Under the TCJA, as modified by the CARES Act, unused losses generated in taxable years ending after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the to the TCJA or the CARES Act.

As of December 31, 2021, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its NOL carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State NOL carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 NOL carryforwards (and research tax credits) may expire prior to being used, and our NOL carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Our Reliance on Third Parties

We have entered into significant arrangements with collaborators and expect to depend on collaborations with third parties for certain research, development and commercialization activities, and if any such collaborations are not successful, it may harm our business and prospects.

We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. For example, we are party to the Development and License Agreement with Lilly.  Under this agreement, we are focused on research and development of in vivo gene editing products that utilize or incorporate our ARCUS nucleases. Our likely collaborators for other product research and development arrangements include large and mid-size pharmaceutical and biotechnology companies, and our likely collaborators for other technology research and development arrangements include universities and other research institutions.

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

Our research and product development programs and the potential commercialization of any product candidates we develop alone or with collaborators will require substantial additional cash to fund expenses, and we expect that we will continue to seek collaborative arrangements with others in connection with the development and potential commercialization of current and future product candidates or the development of ancillary technologies. We face significant competition in establishing relationships with appropriate collaborators. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include, among other things and as applicable for the type of potential product or technology, an assessment of the opportunities and risks of our technology, the design or results of studies or trials, the likelihood of approval, if necessary, by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and technologies and industry and market conditions generally.

Current or future collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. Additionally, we may be restricted under existing collaboration agreements from entering into future agreements on certain terms or for certain development activities with potential collaborators. For example, we have granted exclusive rights or options to Lilly for certain targets, and during the term of our collaboration agreement we will be restricted from granting rights to other parties to use our ARCUS technology to pursue potential products that address those targets. Similarly, our collaboration agreements have in the past and may in the future contain non-competition provisions that could limit our ability to enter into strategic collaborations with future collaborators.

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

We rely on third parties to conduct, supervise and monitor our clinical trials and some aspects of our research and preclinical testing, and if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or otherwise perform in a satisfactory manner, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.

We rely on medical institutions, universities, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct preclinical studies and future clinical trials for our product candidates. Nevertheless, we will be responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on such third parties will not relieve us of our regulatory responsibilities.

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

For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as GCPs for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we, our collaborators, our CROs or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We also are required to register certain ongoing clinical trials and post the results of such completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We rely on third parties to supply raw materials or manufacture product supplies that are necessary for the conduct of preclinical studies, clinical trials and manufacturing of our product candidates, and failure by third parties to provide us with sufficient quantities of products, or to do so at acceptable quality levels or prices and on a timely basis, could harm our business.

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

We may continue to rely on third parties for at least a portion of the manufacturing process of product candidates, and failure by those parties to adequately perform their obligations could harm our business.

While we use our MCAT facility for certain of our clinical-scale manufacturing and processing needs, we may continue to rely on outside vendors for at least a portion of the manufacturing process of product candidates that we or our collaborators may develop. The facilities used by our contract manufacturers to manufacture product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. To the extent that we or our collaborators engage third parties for manufacturing services, we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing providers for compliance with cGMP requirements for manufacture of the product candidates. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in products that are safe and effective. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market any of our or our collaborators’ potential products.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. For example, in August 2019, the Patent Trial and Appeal Board (the “PTAB”), of the USPTO initiated two patent interferences, administrative proceedings within the USPTO, involving a family of patents that have been issued to us and a pending patent application filed by a third party. An interference is conducted by the PTAB when opposing parties have applied for patent claims to the same invention or substantially the same invention. The interference is conducted to determine which party, if either, is entitled to claims to the subject matter of the interference. In October 2020, we announced the PTAB has issued judgements in our favor in two patent interference proceedings that challenged nine U.S. patents we owned. The patents, which issued in 2018, relate to allogeneic CAR T cells produced by inserting a gene encoding a CAR into the TRAC locus, as well as methods of using those cells for cancer immunotherapy. In the interference proceedings, a third party argued that it had invented the technology in 2012. The PTAB, however, found that the third-party patent application did not satisfy the written description requirement and rejected these claims while maintaining the claims in all nine of our patents.  Any adverse outcome in future interference proceedings could affect our competitive position, including, without limitation, loss of some or all of our involved patent claims, limiting our ability to stop others from using or commercializing similar or identical technology and products, which could harm our business, financial condition and results of operations. Protecting our patent rights in connection with such proceeding may also be expensive and may involve the diversion of significant management time.

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

Some of our in-licensed intellectual property has been discovered through government funded research and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with foreign manufacturers.

Certain intellectual property rights that have been in-licensed pursuant to the Duke License have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or the Patent and Trademark Law Amendment. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the licensor fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States, and the Duke License requires that we comply with this requirement. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture the products substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. To the extent any of our owned or licensed future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our product candidates, thereby potentially extending the term of marketing exclusivity for such product candidates, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. In the EU, our product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

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

Our commercial success depends in part upon our ability to develop, manufacture, market and sell product candidates without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical and biotechnology industries is common, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding international patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous United States, EU and other internationally issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates, and as the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties. For example, we are aware of certain patents held by third parties relating to the modification of T cells, including the production of CAR T cells. Although conducting clinical trials and other development activities with respect to our CAR T product candidates is not considered an act of infringement in the United States, if and when any of our CAR T product candidates may be approved by the FDA, those third parties may seek to enforce their patents by filing a patent infringement lawsuit against us. As a result of any patent infringement claims, or in order to avoid any potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights, similar to the cross license we granted Cellectis as part of our patent litigation settlement. These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we or our collaborators could be prevented from commercializing one or more product candidates, or forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly. We or our collaborators might also be forced to redesign or modify our technology or product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible. Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

We have been and may in the future be subject to third-party claims and similar adversarial proceedings or litigation in other jurisdictions regarding our infringement of the patent rights of third parties. Even if such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block or our collaborators’ ability to further develop or commercialize the applicable product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our technologies, compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to prohibit our use of those technologies, compositions, formulations, methods of treatment, prevention or use or other technologies, effectively blocking our or our collaborators’ ability to develop and commercialize the applicable product candidate until such patent expires or is finally determined to be invalid or unenforceable or unless we or our collaborators obtain a license.

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

From time to time, the Supreme Court, other federal courts, the United States Congress, or Congress, the USPTO and similar international authorities may change the standards of patentability, and any such changes could have a negative impact on our business. For example, the America Invents Act (the “AIA”), which was passed in September 2011, resulted in significant changes to the U.S. patent system. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. Circumstances could prevent us from promptly filing patent applications on our inventions.

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

We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, pursuant to the terms of our Revolving Line we are prohibited from paying cash dividends without the prior written consent of PWB and future debt instruments may materially restrict our ability to pay dividends on our common stock. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in our common stock will depend upon any future appreciation in its value. Consequently, you may need to sell all or part of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

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

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

As of December 31, 2021, we had cash and cash equivalents of $143.7 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2021, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

•	actual or anticipated changes in our growth rate relative to our competitors or companies perceived to be similar to us;

•	fluctuations in the valuation of our collaborators, our competitors or companies perceived to be comparable to us;
•	a lack of, limited or withdrawal of coverage by security analysts, or positive or negative recommendations by them;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	publication of research reports about us, genome editing or the biopharmaceutical industries;
•	developments or changing views regarding the use of genomic products, including those that involve genome editing;
•	our ability to effectively manage our growth;
•	the recruitment or departure of key personnel;
•	the results of any efforts by us to identify, develop, acquire or in-license additional product candidates, products or technologies;
•	unanticipated serious safety concerns related to the use of any of our product candidates, or those of our competitors or companies perceived to be similar to us;
•	the termination of a collaboration agreement, licensing agreement or other strategic arrangement or the inability to establish additional strategic arrangements on favorable terms, or at all;
•	regulatory actions with respect to any of our product candidates, or those of our competitors or companies perceived to be similar to us;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	regulatory or legal developments in the United States and other countries;
•	changes in physician, hospital, or healthcare provider practices that may make our or our collaborators’ products less useful;
•	changes in the structure of healthcare payment systems;
•	significant lawsuits, such as products liability, patent or stockholder litigation;
•	short sales of our common stock; and
•	general economic, industry and market conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We currently occupy approximately 69,500 square feet of office and laboratory space at our corporate headquarters in Durham, North Carolina under a lease that expires in 2024. We also occupy approximately 33,800 square feet of manufacturing, laboratory and office space used for our MCAT facility in Research Triangle Park, North Carolina under a lease that expires in 2027.

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

Holders of Common Stock

As of March 8, 2022, there were approximately 29 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to the terms of our Revolving Line, we are prohibited from paying cash dividends without the prior written consent of PWB and future debt instruments may materially restrict our ability to pay dividends on our common stock. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors deems relevant, and subject to any restrictions applicable to us contained in any future financing instruments.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Precision” refer to Precision BioSciences, Inc. and its subsidiaries on a consolidated basis.

A discussion regarding our financial condition and results of operation for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K for the year ended December 31, 2020 filed on March 18, 2021

Overview

We are a clinical stage gene editing company dedicated to improving life by developing ex vivo allogeneic CAR T immunotherapies and in vivo therapies for genetic and infectious diseases with the application of our wholly owned proprietary ARCUS genome editing platform. The foundation of ARCUS is a natural homing endonuclease which allows us to replicate precise gene editing as it evolved in nature. ARCUS is designed to be precise in its specificity and versatile in its design for gene knock out as well as complex edits with gene insertion and gene repair. ARCUS is also unique in its relatively small size which potentially allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

We believe our CAR T cells are the only allogeneic CAR T cells in human clinical trials made with a single gene editing step designed to specifically avoid the potentially deleterious effects of making multiple edits to T cells. We are simultaneously conducting a Phase 1/2a clinical trial evaluating PBCAR0191 as a potential first-in-class and a Phase 1 clinical trial evaluating PBCAR19B as, if approved, a potential best-in-class CD19-targeting CAR T cell therapies in adult patients with R/R, B-cell malignancies.

Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers, and PBCAR0191 is designed to avoid GvHD, a significant complication associated with donor-derived, cell-based therapies. We presented updated data from the PBCAR0191 study utilizing an enhanced lymphodepletion regimen in December 2021 at the 63rd ASH Annual Meeting.

PBCAR19B is a novel immune-evading stealth cell candidate employing a single-gene edit in an effort to knock-down β2m designed for evading T cell rejection, while also inserting a HLA-E transgene to further evade rejection from natural killer cells. We initiated a clinical trial of PBCAR19B in patients with R/R NHL in mid-2021 and completed dosing at Dose Level one.  We plan to commence dosing at the next dose level with clinical trial material from an optimized manufacturing process once released and expect to provide a program update in mid-2022.

In January 2021, we closed the Development and License Agreement with Lilly to discover and develop in vivo gene editing product candidates incorporating our ARCUS nucleases. Lilly has initially nominated DMD, a genetic disease affecting the muscles. Lilly has also nominated a liver-directed target and a CNS directed target and has the right to nominate up to three additional gene targets over the first four years of the agreement. We will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to such gene targets.

In April 2021, we entered into the Program Purchase Agreement with Servier, pursuant to which we reacquired all of our global development and commercialization rights previously granted to Servier pursuant to the Servier Agreement, and mutually terminated the Servier Agreement.  This includes our two clinical stage CD19-targeting allogeneic CAR T candidates, PBCAR0191 and PBCAR19B stealth cell, as well as four additional product targets.

In September 2021, we entered into an exclusive license agreement with Tiziana to evaluate foralumab, a fully human anti-CD3 mAb, as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. This agreement reflects our ongoing pursuit of a potential best-in-class allogeneic CAR T cell therapy.

In November 2021, we announced that we will not continue development of PBCAR20A based on data observed to date in a heterogeneous R/R NHL population previously treated with anti-CD20 monoclonal antibodies, as treatment with PBCAR20A did not result in compelling response rates in a Phase 1/2a clinical study. While this study provided important information regarding allogeneic CAR T dosing and lymphodepletion regimens, we intend to focus our clinical efforts in R/R lymphoma on CD19 targeting programs, as we believe CD19 is a more robust antigenic target in R/R heterogeneous NHL populations. All subjects enrolled in the study and evaluated for treatment with PBCAR20A had acceptable tolerability with no GvHD, no Grade ≥ 3 cytokine release syndrome, and no Grade ≥ 3 neurotoxicity.

In December 2021, we announced that we entered into an agreement with a syndicate of investors led by ACCELR8 to separate our wholly owned Elo Life Systems subsidiary and create an independent food and agriculture business. The transaction enables us to focus exclusively on human therapeutics.

We expect in vivo therapies for genetic and infectious diseases to be a significant focus of our operations long-term because the differentiated attributes of ARCUS are particularly advantageous for this type of application. In vivo gene correction involves the delivery of ARCUS nucleases directly into a patient’s cells to treat disease at the level of the underlying DNA. In vivo genome editing is more complex and challenging than ex vivo approaches like CAR T cells due to the need to safely deliver ARCUS directly to cells in the body. We believe that in vivo applications are particularly well suited to ARCUS because they require extremely low levels of off-target editing and efficient delivery.

Looking ahead to the remainder of 2022 and beyond, we aim to further evaluate ARCUS clinically with the goal of positively impacting human health. In mid-2022, we plan to provide updates on PBCAR0191, PBCAR19B, and PBCAR269A. In the in vivo gene editing pipeline, we expect to submit three INDs or CTAs in the next three years, including trials to evaluate: PBGENE-PCSK9 for the treatment of FH, PBGENE-PH1 for the treatment of PH1 and PBGENE-HBV for the treatment of chronic HBV.

In August 2021, we entered into a development and license agreement with iECURE, a mutation-agnostic in vivo gene editing company co-founded by James M. Wilson, M.D., Ph.D. Under the iECURE Agreement, iECURE will advance our wholly owned PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in FH, with a CTA filing expected as early as the end of 2022. iECURE will also use our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other pre-specified rare genetic diseases, including OTC deficiency, Citrullinemia Type 1, PKU, and another program focused on liver disease. We received a partial equity stake in iECURE and are eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

Pre-clinical research continues to progress for our wholly owned in vivo gene correction program applying ARCUS to knock out the HAO1 gene as a potential one-time treatment for PH1. In September 2021, we presented NHP data showing on average, a 98.0% reduction in HAO1 mRNA and a 97.9% reduction in the encoded protein after a single administration of an AAV vector encoding ARCUS. We have initiated IND-enabling activities and expect to submit an IND/CTA in 2023 for PBGENE-PH1 delivered by LNP.

Our gene editing program for chronic HBV applies ARCUS to knock out persistent cccDNA and potentially reduce viral persistence. Previously reported preclinical data has shown that ARCUS efficiently targeted and degraded HBV cccDNA in HBV-infected primary human hepatocytes and reduced expression of HBsAg by as much as 95%. Similar levels of HBsAg reduction were observed in a newly developed mouse model of HBV infection following administration of ARCUS mRNA using LNP delivery. We expect to submit an IND/CTA in 2024 for our HBV program.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our convertible preferred stock and convertible debt financings, at-the-market offerings of common stock, and borrowings on credit facilities.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. As of December 31, 2021, we had an accumulated deficit of $316.7 million.

We expect our operating expenses to increase substantially in connection with our ongoing CAR T clinical trials and the expansion of our in vivo product development programs and capabilities. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. In addition, we expect to continue to incur additional costs associated with operating as a public company.

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

Because of the numerous risks and uncertainties associated with the development of therapeutic products, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be required to raise additional capital on terms that are unfavorable to us or we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Impact of the COVID-19 Pandemic

We are closely monitoring how the ongoing COVID-19 pandemic and variants thereof continues to affect our employees, business, preclinical studies and clinical trials. The Company has taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of its employees and the community. We have implemented measures to mitigate exposure risks and support operations. We initiated a health and safety program addressing mandatory use of face masks, mandatory vaccinations, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities. We have also implemented temperature and symptom screening procedures at each location, and we have continuously communicated to all our Precisioneers that if they are not comfortable coming to work, regardless of role, then they do not have to do so.

We are working closely with our clinical sites, physician partners and the patient community to monitor and manage the impact of the COVID-19 pandemic and variants thereof. We remain committed to our clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic and variants thereof have caused, and are likely to continue to cause delays in our clinical trial site activation and impact our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. We expect that the COVID-19 pandemic and variants thereof may continue to impact our business, including our preclinical studies and clinical trials. At this time, there is still significant uncertainty relating to the trajectory of the COVID-19 pandemic and variants thereof and impact of related responses. The impact of the COVID-19 pandemic and variants thereof on our preclinical studies and any further impact to our clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of the COVID-19 pandemic and variants thereof on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The CARES Act was signed into law on March 27, 2020, which provides for, among other things, the deferral of the deposit and payment of certain taxes. Pursuant to the CARES Act, we continue to elect to defer payment of the employer’s share of social security taxes since May 1, 2020. See “Risk Factors— The ongoing novel coronavirus disease, COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” In Part I. Item 1A. of this Annual Report on Form 10-K.

Collaborations

Eli Lilly and Company

In November 2020, we entered into the Development and License Agreement with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated DMD and two gene targets for other genetic disorders, and has the right to nominate up to three additional gene targets for genetic disorders over the Nomination Period. Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

In January 2021, we and Lilly closed the Development and License Agreement following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In connection with the closing, we received an upfront cash payment of $100.0 million as well as $35.0 million from Lilly’s purchase of 3,762,190 newly issued shares of our common stock pursuant to a stock purchase agreement as described below (the “Stock Purchase Agreement”). We will also be eligible to receive milestone payments of up to an aggregate of $420.0 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, we will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product.

We have the right to elect to co-fund the clinical development of one licensed product, which may be selected from among the third or any subsequent licensed products to reach IND or CTA filing. If we elect to co-fund such licensed product, we would reimburse Lilly for a portion of the clinical development expenses for such product and, in exchange, each royalty tier with respect to net sales of such licensed product would be increased by a low single digit percentage. During the term of the Development and License Agreement, we may not (and may not license or collaborate with any third party to) research, develop, or commercialize any in vivo gene editing product directed against any gene targets that have been nominated and are subject to the Development and License Agreement.

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

During the twelve months ended December 31, 2021 we recognized revenue under the agreement with Lilly of approximately $21.0 million. We did not recognize any revenue under the agreement with Lilly in 2020. Deferred revenue related to the agreement with Lilly amounted to $88.3 million as of December 31, 2021, of which $21.2 million was included in current liabilities. No deferred revenue related to the Lilly Agreement was recorded as of December 31, 2020.

iECURE

In August 2021, we entered into the iECURE Agreement, under which iECURE plans to advance our PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial as partial consideration for a license to our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other rare genetic diseases, including OTC deficiency, Citrullinemia Type 1, PKU, and another program focused on liver disease.

Pursuant to the iECURE Agreement, we retain the rights to PBGENE-PCSK9, including all products developed for indications with increased risk of severe cardiovascular events such as FH. Simultaneously with the entry into the iECURE Agreement, we entered into an Equity Issuance Agreement with iECURE, pursuant to which iECURE granted us partial equity ownership in iECURE as partial consideration for the license to use its PCSK9-directed ARCUS nuclease. We concluded that the iECURE Equity Issuance Agreement is to be combined with the iECURE Agreement (together, the “iECURE Agreements”) for accounting purposes. Additionally, we are eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

We assessed the iECURE Agreements in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that the promises in the iECURE Agreements represent a transaction with a customer. Further, we concluded that the iECURE Agreements contain the following promises: (i) the PCSK9 license and (ii) JSC Participation. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. Accordingly, we concluded that the promise of the PCSK9 license is the sole performance obligation in the iECURE Agreements.

The fair value of the iECURE equity and the estimated fair value of the costs to be incurred by iECURE to progress our PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial were concluded to be non-cash consideration, and as such were included in the transaction price of the iECURE Agreements. We concluded the PCSK9 license represents functional intellectual property in accordance with ASC 606 given we will not be providing any additional services to iECURE outside of the right to use the PCSK9 license. Therefore, the fair value of the iECURE equity and the fair value of the costs to be incurred by

iECURE to progress our PBGENE-PCSK9 candidate through a Phase 1 clinical trial was recognized at the inception of the iECURE Agreements.

The fair value of the iECURE equity at inception of the iECURE agreements was assessed to be $0.5 million and was initially recorded to the investment in equity securities line item of the consolidated balance sheets. As further discussed in Note 12 to the consolidated financial statements, “Fair Value Measurements”, on issuance, we elected to account for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, we adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). The fair value of the costs to be incurred by iECURE to progress our PBGENE-PCSK9 candidate through a Phase 1 clinical trial was assessed to be $17.4 million and was recorded to the prepaid expenses and other assets line items of the consolidated balance sheets. The PCSK9 Prepaid will be amortized to research and development expense on a pro-rata basis as iECURE incurs costs to progress our PBGENE-PCSK9 candidate through a Phase 1 clinical trial.

During the year ended December 31, 2021, we recognized revenue under the iECURE agreements of $17.9 million and $4.4 million of research and development expense related to amortization of the PCSK9 Prepaid. As of December 31, 2021, the remaining balance of the PCSK9 Prepaid was $13.0 million, which is included in the prepaid expenses and other assets line items of the consolidated balance sheets in the amounts of $10.4 million and $2.6 million, respectively.

Servier

On April 9, 2021, we entered into the Program Purchase Agreement with Servier, pursuant to which we reacquired all of our global development and commercialization rights previously granted to Servier pursuant to the Servier Agreement, and mutually terminated the Servier Agreement.

Pursuant to the Servier Agreement, we had developed certain allogeneic CAR T candidates, including PBCAR0191 and the stealth cell PBCAR19B, each targeting CD19, as well as four additional product targets.  Pursuant to the Program Purchase Agreement, we regained full global rights to research, develop, manufacture and commercialize products resulting from such programs, with sole control over all activities. Additionally, per the terms of the Program Purchase Agreement we do not have an obligation to continue development of the Servier Targets. With respect to products directed to CD19, Servier has certain rights of negotiation, which may be exercised during a specified time period if we elect to initiate a process or entertain third party offers for partnering such products.

Pursuant to the terms of the Program Purchase Agreement, we made a payment of $1.25 million in cash to Servier and agreed to waive earned milestones totaling $18.75 million that would have been otherwise payable to us. The $1.25 million cash payment to Servier is classified as research and development expense in the consolidated statement of operations for the year ended December 31, 2021. The waiver of earned milestones resulted in a $18.75 million reduction in accounts receivable and deferred revenue.

The Program Purchase Agreement also requires us to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from any continued development and commercialization of the programs by us, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If we enter into specified product partnering transactions, the Program Purchase Agreement requires us to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties. For additional discussion of accounting for payment obligations arising from the Program Purchase Agreement, refer to Note 7, “Commitments and Contingencies,” in the consolidated financial statements.

Upon the closing of the Program Purchase Agreement, management concluded that the combined performance obligation associated with the Servier Agreement was fully satisfied as we are no longer required to perform research and development work on the Servier targets and we regained all of our global development and commercialization rights previously granted to under the Servier Agreement. Accordingly, all remaining deferred revenue related to the Servier agreement was recognized as revenue in the year ended December 31, 2021.

Under the Servier Agreement, we recognized $72.9 million and $18.0 million in revenue during the years ended December 31, 2021 and December 31, 2020, respectively. No deferred revenue related to the Server Agreement was recorded as of December 31, 2021, while deferred revenue as of December 31, 2020 amounted to $82.9 million.

Gilead

In July 2020, Gilead notified us of its termination of the Gilead Agreement, to develop genome editing tools using ARCUS to target viral DNA associated with HBV. Pursuant to the termination notice, the Gilead Agreement terminated on September 4, 2020. Upon termination, we regained full rights and all data we generated for the in vivo chronic HBV program developed under the Gilead Agreement.

During the years ended December 31, 2021 and 2020, we recognized no revenue and approximately $3.9 million of revenue under the Gilead Agreement, respectively. The Company did not have deferred revenue related to the Gilead Agreement as of December 31, 2021 or December 31, 2020. No development or sales-based milestone payments were received under the Gilead Agreement.

Tiziana

In September 2021, we entered into an exclusive license agreement to evaluate Tiziana’s foralumab, a fully human anti-CD3 mAb, as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. We will investigate foralumab first in combination with an anti-CD19 CAR T and plan an IND update in 2022 to enable combination use.

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

Trustees of the University of Pennsylvania

In January 2018, we entered into a research, collaboration and license agreement with Penn to collaborate on the preclinical development for gene editing products involving the delivery of an ARCUS nuclease. In April 2020, both parties agreed to coordinate a wind-down of all activities in their entirety under the agreement, effective as of June 2020, however, in August 2020 and subsequently in January 2021, both parties agreed to extend certain portions of the agreement through 2022. We will not be required to make termination payments to Penn.

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
•

costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and ongoing and future clinical trials, including the costs of CMOs, and our MCAT facility that will manufacture our clinical trial material for use in our preclinical studies and ongoing and potential future clinical trials;

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

We expense research and development costs as incurred. We track external research and development costs, including the costs of laboratory supplies and services, outsourced research and development, clinical trials, contract manufacturing, laboratory equipment and maintenance and certain other development costs, by product candidate when the program IND application is accepted by the FDA. Internal and external costs associated with infrastructure resources, other research and development costs, facility related costs and depreciation and amortization that are not identifiable to a specific product candidate are included in the platform development and early-stage research expenses category.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we continue our clinical trials for our ex vivo allogeneic CAR T immunotherapies and development of our in vivo therapies for genetic and infectious diseases. These expected increases in research and development expenses related to development of human therapeutic product candidates are expected to be partially offset by reductions in research and development expenses related to food and agricultural product candidates as we completed the Elo transaction in 2021 and will no longer be contributing capital towards the development of food and agricultural product candidates.

We cannot determine with certainty the duration and costs of ongoing and future clinical trials of our CD19, CD19B, and BCMA product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our CD19, CD19B, and BCMA product candidates, and any other our product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of our CD19, CD19B and BCMA product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

•	increased costs of additional clinical sites to address slowed enrollment due to the impact of the COVID-19 pandemic and variants thereof or any similar pandemic;
•	uncertainties in clinical trial design and patient enrollment rates;
•	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the timing and receipt of any marketing approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights

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

We expect that our general and administrative expenses will increase in the future to meet our growing infrastructure needs.

Change in Fair Value of Equity Investment

On issuance, we elected to account for the iECURE equity at fair value under ASC 825. Accordingly, the Change in fair value of equity investment represents the change in fair value of the iECURE equity investment between reporting periods.

Gain on Deconsolidation of Subsidiary

The gain on deconsolidation of subsidiary was determined based on the difference between the book value of the net assets that we contributed to New Elo as part of the Elo Transaction as well as the fair value of the Promissory Note we received from New Elo and the fair value of our ownership in New Elo as of December 17, 2021.

Income from Equity Method Investments

Income from equity method investments represents our proportionate share of New Elo’s net income.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and Note Receivable.

Income Taxes

Since our inception in 2006, we have generated cumulative federal and state NOL and R&D credit carryforwards for which we have not recorded any net tax benefit due to the uncertainty around utilizing these tax attributes within their respective carryforward periods. As of December 31, 2021, we had federal, state, and foreign NOL carryforwards of $181.0 million, $122.2 million, and $0.4 million, respectively, which may be available to offset future taxable income. A portion of the U.S. federal NOL carryforwards in the amount of $19.7 million will begin to expire in 2030 while the remaining federal NOL carryforwards of $161.2 million carry forward indefinitely. The state NOL carryforwards begin to expire in 2025. The foreign NOLs carryforward indefinitely. As of December 31, 2021, we also had federal R&D tax credit carryforwards of $11.4 million, which begin to expire in 2027, and an amount less than $0.1 million, which begin to expire in 2030. As of December 31, 2021 and December 31, 2020, we had federal Orphan Drug credits of $9.5 million and $6.0 million, respectively, which begin to expire in 2038. As of December 31, 2021, we also have federal contribution carryforwards of $0.2 million, which begin to expire in 2022. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020, together with the changes in those items in dollars:

	Years ended December 31,
(in thousands)	2021	2020	Change
Revenue	$115,529	$24,285	$91,244
Operating expenses:
Research and development	115,238	98,061	17,177
General and administrative	39,693	36,052	3,641
Total operating expenses	154,931	134,113	20,818
Loss from operations	(39,402)	(109,828)	70,426
Other income (expense), net:
Gain on changes in fair value	2,555	—	2,555
Gain on deconsolidation of subsidiary	5,985	—	5,985
Income from equity method investments	184	—	184
Interest expense	(132)	—	(132)
Interest income	208	822	(614)
Total other income (expense), net	8,800	822	7,978
Net loss	$(30,602)	$(109,006)	$78,404

Revenue

Revenue for the year ended December 31, 2021 was $115.5 million, compared to $24.3 million for the year ended December 31, 2020. The increase of $91.2 million in revenue during the year ended December 31, 2021 was the result of a $54.8 million increase in revenue recognized under the Servier Agreement as the performance obligation was deemed fully satisfied upon the execution of the Program Purchase Agreement, a $21.0 million increase in revenue recognized under the Lilly Agreement as work began in 2021, a

$17.9 million increase in revenue recognized under the iECURE Agreement as the iECURE Agreement was executed in 2021, and a $2.9 million increase in revenue recognized from an agricultural partnering collaboration. These increases in revenue were partially offset by a $3.9 million decrease in revenue recognized from Gilead due to the termination of the Gilead Agreement in 2020 and a $1.5 million decrease in milestone revenue recognized from an agriculture industry collaboration partner.

Research and Development Expenses

	Years ended December 31,
(in thousands)	2021	2020	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$8,486	$8,586	$(100)
CD20 external development costs	3,666	6,660	(2,994)
BCMA external development costs	3,337	3,144	193
CD19B external development costs	2,948	—	2,948
Platform development and early-stage research expenses:
Employee-related costs	41,620	37,301	4,319
Program Purchase Agreement costs and contract liability	11,250	—	11,250
Amortization of PCSK9 Prepaid	4,421	—	4,421
Laboratory supplies and services	14,529	12,225	2,304
Sublicensing royalty payable to Duke	1,111	—	1,111
Outsourced research and development	2,336	7,514	(5,178)
CMOs and research organizations	5,347	7,730	(2,383)
Laboratory equipment and maintenance	2,065	1,412	653
Facility-related costs	3,562	3,354	208
Depreciation and amortization	7,574	7,441	133
Licensing fees	2,585	2,415	170
Other research and development costs	401	279	122
Total research and development expenses	$115,238	$98,061	$17,177

Research and development expenses for the year ended December 31, 2021 were $115.2 million, compared to $98.1 million for the year ended December 31, 2020. The increase of $17.1 million was primarily due to a $17.1 million increase in platform development and early-stage research expenses, a $2.9 million increase in external development costs for our CD19B program as the CD19B Phase 1 clinical trial commenced in June 2021, and a $0.2 million increase in external development costs for our BCMA program, partially offset by decreases of $3.0 million in CD20 external development costs as development of PBCAR20A has been discontinued, and a $0.1 million decrease in CD19 external development costs.

Platform development and early-stage research expenses increased primarily due to a $11.3 million increase in expenses related to the Program Purchase Agreement in which a $10.0 million financial contract liability was accrued as it was deemed probable to occur and the $1.3 million cash payment to Servier, $4.4 million in expense related to amortization of the iECURE PCSK9 prepaid as a result of costs incurred by iECURE in the year ended December 31, 2021 to progress the Company’s PBGENE-PCSK9 candidate through a Phase 1 clinical trial, a $4.3 million increase in employee-related expense associated with increased wages and share-based compensation expense, a $3.0 million increase in laboratory-related expenses, a $1.1 million sublicensing royalty payable to Duke on the Lilly upfront payment received. These increases in platform development and early-stage research expenses were partially offset by a $5.2 million decrease in outsourced research and development expense, and a $2.4 million decrease in CMO and research organization expense as costs associated with our CD19B program were allocated directly to the program beginning in 2021.

General and Administrative Expenses

General and administrative expenses were $39.7 million for the year ended December 31, 2021 compared to $36.1 million for the year ended December 31, 2020. The increase of $3.6 million was primarily due to an increase of $3.9 million in employee-related expense associated with increased wages, share-based compensation, and recruiting costs for key management personnel, a $0.6 million increase in information technology expenses, and a $0.5 million increase in insurance expense, partially offset by a $1.5 million decrease in legal fees.

Gain on Changes in Fair Value

The gain on changes in fair value was $2.6 million for the year ended December 31, 2021. The change in fair value is primarily attributed to an increase in the assessed fair value of our equity investment in iECURE from issuance in August 2021 to December 31, 2021. No change in fair value was recorded in the year ended December 30, 2020 as we did not account for any assets or liabilities at fair value in the consolidated balance sheets in the year ended December 31, 2020.

Gain on Deconsolidation of Subsidiary

The Gain on Deconsolidation of Subsidiary was $6.0 million for the year ended December 31, 2021 and represents the difference between the book value of the net assets that we contributed to New Elo as part of the Elo Transaction and the sum of the fair value of the Promissory Note we received from New Elo and the fair value of our Ownership in New Elo as of December 17, 2021. There was no gain on deconsolidation in the year ended December 31, 2020 as the Elo Transaction occurred in December 2021, and there were no such transactions that occurred in the year ended December 31, 2020.

Income from Equity Method Investments

Income from equity method investments was $0.2 million and represents our proportionate share of New Elo’s net income from December 18, 2021 through December 31, 2021. We did not have any equity method investments in the year ended December 31, 2020.

Interest Expense

Interest expense was $0.1 million for the year ended December 31, 2021 consists of interest payments and debt discount amortization on debt outstanding during the year ended December 31, 2021. No interest expense was incurred during the year ended December 31, 2020.

Interest Income

Interest income was $0.2 million for the year ended December 31, 2021 compared to $0.8 million for the year ended December 31, 2020. The decrease of $0.6 million of interest income generated on our cash and cash equivalent balances was the result of lower interest rates in the year ended December 31, 2021, compared to the year ended December 31, 2020, partially offset by interest income earned on the Note Receivable that was issued in the year ended December 31, 2021.

Segment Results

The following tables summarize segment revenues and segment operating loss (see Note 14, “Segment Reporting,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our segments):

	For the Years Ended December 31,
(in thousands)	2021	2020
Revenue:
Therapeutics	$111,723	$21,863
Food	3,806	2,422
Total segment revenue	115,529	24,285
Segment operational cash expenditures:
Therapeutics	$79,746	$71,841
Food	7,635	7,587
Total segment operational cash expenditures	87,381	79,428
Segment operating income (loss):
Therapeutics	$31,977	$(49,978)
Food	(3,829)	(5,165)
Total segment operating income (loss)	$28,148	$(55,143)

Prior to the Elo Transaction on December 17, 2021, we evaluated the operating performance of our Therapeutics and Food segments based on segment operating income (loss). Segment operating income (loss) is derived by deducting operational cash expenditures, net, from GAAP revenue. Operational cash expenditures are cash disbursements made that are specifically identifiable to the reportable segment (including specifically identifiable research and development and property, equipment and software expenditures). The reportable segment operational cash expenditures include cash disbursements for compensation, laboratory supplies, purchases of property, equipment and software and procuring services from CROs, CMOs and research organizations. We did not allocate general operational expenses or non-cash income statement amounts to our reportable segments.

Therapeutics Segment

Revenue for the year ended December 31, 2021 was $111.7 million, compared to $21.9 million for the year ended December 31, 2020. The increase of $89.8 million was the result of a $54.8 million increase in revenue recognized under the Servier Agreement as the performance obligation was deemed fully satisfied upon the execution of the Program Purchase Agreement, a $21.0 million increase in revenue recognized under the Lilly Agreement as work began in 2021, and a $17.9 million increase in revenue recognized under the iECURE Agreement as the iECURE Agreement was executed in 2021. These increases in revenue were partially offset by a $3.9 million decrease in revenue recognized from Gilead due to the termination of the Gilead Agreement in 2020.

Segment operational cash expenditures were $79.7 million for the year ended December 31, 2021, compared to $71.8 million for the year ended December 31, 2020. The increase of $7.9 million in operational cash expenditures was primarily due to an increase in employee-related costs, payments under the Duke License, and the payment made to Servier in connection with the Program Purchase Agreement. These were partially offset by a decrease in capital expenditures for fixed assets and a reduction in payments to external vendors for early-stage research. Segment operating profit increased $82.0 million from a $50.0 million operating loss for the year ended December 31, 2020 to a $32.0 million operating profit for the year ended December 31, 2021 primarily due to the factors discussed above.

Food Segment

Revenue for the year ended December 31, 2021 was $3.8 million, compared to $2.4 million for the year ended December 31, 2020. The increase of $1.4 million was the result of a $2.9 million increase in revenue recognized from an agricultural partnering collaboration partially offset by a $1.5 million decrease in milestone revenue recognized from an agriculture industry collaboration partner.

Segment operational cash expenditures were $7.6 million for the years ended December 31, 2021 and December 31, 2020. Segment operating loss decreased $1.4 million from $5.2 million for the year ended December 31, 2020 to $3.8 million for the year ended December 31, 2021 primarily due to the factors discussed above.

Due to the completion of the Elo Transaction in December 2021, we no longer expect to generate revenue or incur cash expenditures related to the development of food and agricultural product candidates.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic and variants thereof. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and variants thereof and its impact on our liquidity and future funding requirements remains uncertain as of the filing date of this Annual Report on Form 10-K, as the pandemic continues to evolve globally. See “Impact of the COVID-19 Pandemic” above and “Risk Factors— The ongoing novel coronavirus disease, COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials” in Part I. Item 1A. of this Annual Report on Form 10-K for a further discussion of the potential impact of the COVID-19 pandemic and its variants on our business.

We do not currently have any approved products and have never generated any revenue from product sales. Through the date of filing this Annual Report on Form 10-K, we have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our convertible preferred stock and convertible debt financings, at-the-market offerings of common stock, and borrowings on credit facilities.

As of December 31, 2021, we had raised approximately $659.4 million of proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, at-the-market offerings of common stock as part of our shelf registration statement, upfront and milestone payments from customers, and funding from other strategic alliances and grants.

We also currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the SEC on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of December 31, 2021, we had sold 2,322,676 shares of our common stock in at-the-market offerings as part of our shelf registration statement, resulting in net proceeds of $25.5 million, after deducting agent commissions and issuance costs.

Cash Flows

Our cash and cash equivalents totaled $143.7 million as of December 31, 2021, compared to $89.8 million as of December 31, 2020.

The following table summarizes our sources and uses of cash for the periods presented:

	For the Years Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(10,853)	$(87,386)
Net cash used in investing activities	(5,803)	(5,031)
Net cash provided by financing activities	70,521	1,329
Increase (decrease) in cash and cash equivalents	$53,865	$(91,088)

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses. Our losses have resulted from expenses incurred in connection with our research and development activities, including our clinical programs, preclinical development activities, and general and administrative costs associated with our operations. The use of cash in operating activities during the years ended December 31, 2021 and December 31, 2020 resulted from our net loss adjusted for non-cash items and changes in working capital.

Cash used in operating activities during the year ended December 31, 2021 was $10.9 million, compared to $87.4 million during the year ended December 31, 2020. The decrease in cash used in operating activities in the year ended December 31, 2021 was primarily driven by the $100.0 million upfront payment received from Lilly in January 2021, partially offset by increases in employee-related costs.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software, and intangible assets. Net cash used in investing activities during the year ended December 31, 2021 was $5.8 million, compared to $5 million in the year ended December 31, 2020. The increase in cash used in investing activities during the year ended December 31, 2021 was primarily driven by a $0.8 million cash expenditure for the license to evaluate Tiziana’s foralumab as a lymphodepletion agent in conjunction with our allogeneic CAR T therapeutics, which was capitalized as an intangible asset.

Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 was $70.5 million, compared to $1.3 million during the year ended December 31, 2020. The higher cash provided by financing activities during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to the $35.0 million in proceeds received under the Stock Purchase Agreement with Lilly, $25.5 million in net proceeds received from sales of our common stock under our shelf registration statement, a $6.1 million increase in proceeds from stock option exercises and $2.5 million in net proceeds received from borrowings on our revolving credit facility.

Debt Obligations

On May 19, 2021, Elo entered into a loan and security agreement with PWB for a term loan (the “Elo Loan”) in the amount of $2.5 million. On December 14, 2021, the Company repaid all outstanding principal and interest on the Elo Loan with proceeds from the Revolving Line.

We may request advances on the Revolving Line up to an aggregate principal of $30.0 million. The Revolving Line matures and all outstanding principal amounts are due on June 23, 2023. The Company must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate on Revolving

Line borrowings is a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Revolving Line), or (b) 6.00%. As of December 31, 2021, the outstanding principal balance on the Revolving Line was $2.5 million.

Funding Requirements

Our operating expenses increased substantially in 2021 and are expected to continue to increase in the short term in connection with the continuation of our current clinical trials and in the long term with planned initiation of additional clinical trials, expected IND and CTA filings, potential BLA filings and expected growth in our ex vivo and in vivo portfolios.

We believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, expected operational receipts and available credit will allow us to fund our operating expense and capital expenditure requirements into mid-2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our clinical development for our CD19, CD19B, and BCMA programs as we progress clinical trials, including CRO costs;
•	the progress, costs and results of our additional research and preclinical development programs including our in vivo pipeline and our planned IND or CTA submissions;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•

the costs and timing of internal process development and manufacturing scale-up activities and contract with CMOs associated with our CD19, CD19B, and BCMA programs and other programs we advance through preclinical and clinical development;

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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity or debt financings, collaboration agreements, other third‑party funding, strategic alliances, licensing arrangements and marketing and/or distribution arrangements. See “Risk Factors – We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.” in Part I, Item 1A. of this Annual Report on Form 10-K for a further discussion of our ability to generate and obtain adequate amounts of funding in connection with our continuing operations.

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

Contractual Obligations

The following is a summary of our contractual obligations and commitments as of December 31, 2021:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease Obligations(1)	$10,563	$2,743	$4,929	$2,148	$743
Revolving Line of Credit(2)	2,727	150	2,577	-	-
Total	$13,290	$2,893	$7,506	$2,148	$743

(1)

Represents future minimum lease payments under our leases for office and/or lab space at the following locations: 302 East Pettigrew Street, Durham, North Carolina expiring in July 2024, and 20 TW Alexander Drive, Research Triangle Park, North Carolina expiring in August 2027.  The lease obligations amounts above also represent future minimum lease payments on the MCAT Expansion Space as we are contractually obligated to make such payments on the MCAT Expansion Space notwithstanding that the lease commencement date for accounting purposes was not reached as of December 31, 2021 (see Note 7, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our lease agreements).

(2)

Represents principal and estimated interest payments on our $2.5 million in outstanding Revolving Line borrowings as of December 31, 2021. Under the Revolving Line we may request advances up to an aggregate principal of $30.0 million. The revolving line matures on June 23, 2023 and bears interest at a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Original Agreement), and (b) 6.00%. As of December 31, 2021, the stated interest rate on the Revolving line was 6.0% and the effective interest rate was 6.8%. If the Revolving Line is terminated prior to the maturity date, we are required to pay an early termination fee equal to $0.6 million. Upon maturity or termination of the revolving line, we are required to pay an amount equal to 1% of the maximum principal amount of the advances outstanding at any time.

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

Invoices issued as stipulated in contracts prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in our consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in the other current assets line item in our consolidated balance sheets.

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

Revenue related to performance obligations satisfied over time could be materially impacted as a result of changes in the estimated research effort to satisfy performance obligations or changes in the transaction price related to variable consideration. For example, in in the year ended December 31, 2021, we recorded cumulative catch up adjustments on that increased revenue recognition by $61.2 million as a result of changes in the transaction price related to variable consideration for development milestones as well as changes in total estimated effort required to satisfy performance obligations. If we were to increase total estimated effort required to satisfy the performance obligations related to the agreement with Lilly by 10%, it would result in a cumulative catch up adjustments that decrease revenue recognition by $1.9 million. Alternatively, if we were to decrease total estimated effort required to satisfy the performance obligations related to the agreement with Lilly by 10%, it would result in a cumulative catch up adjustments that increase revenue recognition by $2.3 million.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to make certain estimates and judgements in our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Actual costs incurred could differ materially from estimates. Examples of estimated accrued research and development expenses include fees paid to the following:

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $143.7 million, or 68% of our total assets, at December 31, 2021 and $89.8 million, or 60% of our total assets, at December 31, 2020. Interest income earned on these assets was $0.2 million and $0.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our financial statements.

We are also exposed to foreign exchange rate risk with respect to foreign currency transactions. We do not anticipate foreign exchange rate risk to have a material impact on our financial statements.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s annual report on internal control over financial reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement (or the “2022 Proxy Statement”) to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8‑K	001‑38841	3.1	4/1/2019
3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	10-Q	001‑38841	3.2	11/10/2020
4.1	Specimen Common Stock Certificate	S‑1/A	333‑230034	4.1	3/18/2019
4.2	Amended and Restated Investors’ Rights Agreement among Precision BioSciences, Inc. and certain of its stockholders and the holders of the 2019 Notes, dated May 25, 2018, as amended	S‑1/A	333‑230034	4.2	3/18/2019
4.3	Amendment No. 2, dated February 3, 2020, to the Amended and Restated Investors’ Rights Agreement among Precision BioSciences, Inc. and certain of its stockholders and the holders of the 2019 Notes, dated May 25, 2018, as amended	8‑K	001-38841	10.1	2/6/2020
4.4	Form of Indenture.	S-3	333-238857	4.3	6/1/2020
4.5	Description of the Registrant's Securities					*
10.1††	Loan and Security Agreement, dated May 15, 2019, among Precision BioSciences, Inc., Elo Life Systems, Inc. and Pacific Western Bank, as amended					*
10.2†	Development and Commercial License Agreement by and between Les Laboratoires Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended	S‑1	333‑230034	10.1	3/1/2019
10.3††	Amendment No. 5, dated September 18, 2019, to Development and Commercial License Agreement by and between Les Laboratoires Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended	10‑Q	001‑38841	10.2	11/12/2019
10.4††	Amendment No. 6, dated October 16, 2020, to Development and Commercial License Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended	10-Q	001-38841	10.2	11/10/2020
10.5††	Program Purchase Agreement by and among Les Laboratoires Servier, Institut de Recherches Internationales Servier, and Precision BioSciences, Inc., dated April 9, 2021	10-Q	001-38841	10.1	5/13/2021
10.6††	Development and License Agreement between Eli Lilly and Company and Precision BioSciences, Inc., dated November 19, 2020	10-K	001-38841	10.5	3/18/2021
10.7††	First Amendment to Development and License Agreement between Precision BioSciences, Inc. and Eli Lilly and Company, dated August 9, 2021	10-Q	001-38841	10.2	11/10/21
10.8	Stock Purchase Agreement between Eli Lilly and Company and Precision BioSciences, Inc., dated November 19, 2020	10-K	001-38841	10.6	3/18/2021
10.9†	License Agreement by and between Duke University and Precision BioSciences, Inc., dated April 17, 2006, as amended	S‑1	333‑230034	10.2	3/1/2019
10.10†	Patent Cross‑License Agreement by and between Cellectis SA and Precision BioSciences, Inc., dated January 23, 2014	S‑1	333‑230034	10.3	3/1/2019
10.11	Lease Agreement between Precision BioSciences, Inc. and Venable Tenant, LLC, dated April 5, 2010, as amended	10-K	001-38841	10.9	3/18/2021
10.12	Lease Agreement between Precision BioSciences, Inc. and Durham TW Alexander, LLC, dated October 2, 2018, as amended					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13#	2006 Stock Incentive Plan, as amended, and form of award agreements thereunder	S‑1	333‑230034	10.8	3/1/2019
10.14#	2015 Stock Incentive Plan, as amended, and form of award agreements thereunder	S‑1	333‑230034	10.9	3/1/2019
10.15#	2019 Incentive Award Plan, and forms of award agreements thereunder	10-K	001-38841	10.14	3/18/2021
10.16#	2019 Employee Stock Purchase Plan	S‑1/A	333‑230034	10.11	3/18/2019
10.17#	2021 Employment Inducement Incentive Award Plan and form of award agreements thereunder	S-8	333-259369	99.3	9/7/2021
10.18#	Amended and Restated Executive Employment Agreement between Precision BioSciences, Inc. and Derek Jantz, dated February 27, 2019	S‑1/A	333‑230034	10.13	3/18/2019
10.19#	Executive Employment Agreement between Precision BioSciences, Inc. and Dario Scimeca dated April 11, 2019	10-K	001-38841	10.22	3/10/2020
10.20#	Form of Indemnification Agreement between Precision BioSciences, Inc. and its directors and officers	S‑1A	333‑230034	10.17	3/18/2019
10.21#	Non‑Employee Director Compensation Plan (as amended)	10-Q	001-38841	10.4	5/13/2021
10.22#	Transition and Separation Agreement between Precision BioSciences, Inc. and Matthew Kane, dated April 5, 2021	8-K	001-38841	10.1	4/6/2021
10.23#	Executive Employment Agreement between Precision BioSciences, Inc. and Dr. Alan List, dated April 26, 2021	10-Q	001-38841	10.2	5/13/2021
10.24#	Consulting Agreement between Precision BioSciences, Inc. and Dr. Chris Heery, dated April 23, 2021	10-Q	001-38841	10.3	5/13/2021
10.25#	Amended and Restated Executive Employment Agreement between Precision BioSciences, Inc. and Alex Kelly, dated May 27, 2021	10-Q	001-38841	10.5	8/12/2021
10.26#	Executive Employment Agreement, dated September 18, 2021, by and between Michael Amoroso and Precision Biosciences, Inc	8-K	001-38841	10.1	9/27/2021
10.27#	Consulting Agreement between Precision BioSciences, Inc. and Dr. David Thomson, dated July 2, 2021.	10-Q	001-38841	10.4	11/10/2021
21.1	Subsidiaries of Precision BioSciences, Inc.					*
23.1	Consent of Deloitte & Touche LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith
**	Furnished herewith
†	Confidential treatment of certain provisions has been granted by the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Denotes a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Precision BioSciences, Inc.

Date: March 15, 2022	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive office and authorized signatory)

Date: March 15, 2022	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Amoroso	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2022
Michael Amoroso

/s/ John Alexander Kelly	Chief Financial Officer (principal financial officer)	March 15, 2022
John Alexander Kelly

/s/ Shane Barton	Vice President and Corporate Controller (principal accounting officer)	March 15, 2022
Shane Barton

/s/ Derek Jantz	Chief Scientific Officer and Director	March 15, 2022
Derek Jantz, Ph.D.

/s/ Raymond Schinazi	Director	March 15, 2022
Raymond Schinazi, Ph.D., DSc

/s/ Shalini Sharp	Director	March 15, 2022
Shalini Sharp

/s/ Kevin Buehler	Director	March 15, 2022
Kevin Buehler

/s/ Geno Germano	Director	March 15, 2022
Geno Germano

/s/ Stanley Frankel	Director	March 15, 2022
Stanley Frankel, M.D.

/s/ Shari Lisa Piré	Director	March 15, 2022
Shari Lisa Piré, J.D.
/s/ Sam Wadsworth	Director	March 15, 2022
Sam Wadsworth, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Precision BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precision BioSciences, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2022

We have served as the Company's auditor since 2017.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PRECISION BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$143,663	$89,798
Accounts receivable	488	10,000
Prepaid expenses	17,434	5,762
Other current assets	169	4
Total current assets	161,754	105,564
Property, equipment, and software—net	25,154	35,090
Intangible assets—net	2,048	1,373
Right-of-use assets—net	4,180	6,410
Investment in equity securities	3,091	—
Equity method investments	3,751	—
Note receivable—net	6,879	—
Other assets	4,641	1,721
Total assets	$211,498	$150,158
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,144	$792
Accrued compensation	6,765	5,745
Accrued clinical research and development expenses	4,028	3,269
Deferred revenue	21,244	30,236
Lease liabilities	1,822	1,933
Other current liabilities	977	854
Total current liabilities	35,980	42,829
Deferred revenue	67,015	53,926
Lease liabilities	4,813	8,586
Long term debt—net	2,478	—
Contract liabilities	10,000	—
Other noncurrent liabilities	44	392
Total liabilities	120,330	105,733
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized, 61,712,577 shares issued and 60,902,105 shares outstanding as of December 31, 2021; 53,503,124 shares issued and 52,692,652 shares outstanding as of December 31, 2020	—	—
Additional paid-in capital	408,795	331,450
Accumulated deficit	(316,675)	(286,073)
Treasury stock	(952)	(952)
Total stockholders’ equity	91,168	44,425
Total liabilities and stockholders’ equity	$211,498	$150,158

See notes to consolidated financial statements

PRECISION BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020
Revenue	$115,529	$24,285
Operating expenses
Research and development	115,238	98,061
General and administrative	39,693	36,052
Total operating expenses	154,931	134,113
Loss from operations	(39,402)	(109,828)
Other income (expense), net:
Gain on changes in fair value	2,555	—
Gain on deconsolidation of subsidiary	5,985	—
Income from equity method investments	184	—
Interest expense	(132)	—
Interest income	208	822
Total other income (expense), net	8,800	822
Net loss and net loss attributable to common stockholders	$(30,602)	$(109,006)
Net loss per share attributable to common stockholders- basic and diluted	$(0.52)	$(2.09)
Weighted average shares of common stock outstanding- basic and diluted	58,688,102	52,031,740

See notes to consolidated financial statements

PRECISION BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- January 1, 2020	51,965,708	$—	$316,333	$(177,067)	$(952)	$138,314
Stock option exercises	1,411,188	—	691	—	—	$691
Issuance of common stock under employee stock purchase plan	126,228	—	640	—	—	$640
Share-based compensation expense	—	—	13,786	—	—	$13,786
Net loss	—	—	—	(109,006)	—	$(109,006)
Balance- December 31, 2020	53,503,124	—	331,450	(286,073)	(952)	44,425
Stock option exercises	1,997,700	—	6,783	—	—	6,783
Issuance of common stock under employee stock purchase plan	126,887	—	804	—	—	804
Share-based compensation expense	—	—	16,514	—	—	16,514
Issuance of common stock to collaboration partners	3,762,190	—	27,739	—	—	27,739
Proceeds from issuance of common stock, net of issuance cost	2,322,676	—	25,505	—	—	25,505
Net loss	—	—	—	(30,602)	—	(30,602)
Balance- December 31, 2021	61,712,577	$—	$408,795	$(316,675)	$(952)	$91,168

See notes to consolidated financial statements

PRECISION BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(30,602)	$(109,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,981	8,777
Share-based compensation	16,514	13,786
Loss on disposal of assets	26	35
Non-cash interest expense	59	—
Amortization of right-of-use assets	1,216	1,036
Non-cash consideration received from collaboration partners	(17,894)	—
Gain on changes in fair value	(2,555)	—
Gain on deconsolidation of subsidiary	(5,985)	—
Income from equity method investments	(184)	—
Amortization of discount on note receivable	(13)	—
Changes in operating assets and liabilities:
Prepaid expenses	5,616	3,735
Accounts receivable	9,512	(9,035)
Other assets and other current assets	(2,734)	2,194
Accounts payable	867	(1,455)
Other liabilities and other current liabilities	1,423	2,475
Deferred revenue	(3,164)	1,781
Lease liabilities and right-of-use assets	(1,936)	(1,709)
Contract liabilities	10,000	—
Net cash used in operating activities	(10,853)	(87,386)
Cash flows from investing activities:
Purchases of property, equipment and software	(5,053)	(5,031)
Purchases of intangibles assets	(750)	—
Net cash used in investing activities	(5,803)	(5,031)
Cash flows from financing activities:
Proceeds from stock option exercises	6,783	689
Proceeds from employee stock purchase plan	804	640
Proceeds from issuance of common stock to collaboration partners	35,000	—
Proceeds from offering of common stock, net of issuance costs	25,477	—
Proceeds from issuance of term loan, net of issuance costs paid to lender	2,465	—
Debt issuance costs	(13)	—
Payment of term loan	(2,500)	—
Borrowings from revolving credit facility	2,505	—
Net cash provided by financing activities	70,521	1,329
Net increase (decrease) in cash and cash equivalents	53,865	(91,088)
Cash and cash equivalents—beginning of period	89,798	180,886
Cash and cash equivalents —end of period	$143,663	$89,798
Supplemental disclosures of noncash financing and investing activities:
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$103	$665
Unsettled at-the-market issuances of common stock included in other current assets	$37	$—
Contract liability accrual related to Servier Program Purchase Agreement milestones	$10,000	$—
Non-cash consideration received from collaboration partners	$17,894	$—

See notes to consolidated financial statements

Precision BioSciences, Inc.

Notes to Consolidated Financial Statements

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Precision BioSciences, Inc. (the “Company”) was incorporated on January 26, 2006 under the laws of the State of Delaware and is based in Durham, North Carolina. The Company is a clinical stage gene editing company dedicated to improving life by developing ex vivo allogeneic CAR T immunotherapies and in vivo therapies for genetic and infectious diseases with the application of the Company’s wholly owned proprietary ARCUS genome editing platform.

The Company’s 100% owned subsidiary, Precision PlantSciences, Inc., was incorporated on January 4, 2012. Precision PlantSciences, Inc. amended its certificate of incorporation on January 16, 2018 to change its name to Elo Life Systems, Inc. In December 2021, the Company entered into an agreement with a syndicate of investors, pursuant to which the Company contributed substantially all of the assets of Elo Life Systems, Inc. to New Elo. In connection with the Elo Transaction, Elo Life Systems, Inc. amended its certificate of incorporation on December 21, 2021 to change its name back to Precision PlantSciences, Inc. in order to permit a newly formed entity (“New Elo”) to change its name to Elo Life Systems, Inc.

The Company’s 100% owned subsidiary, Precision BioSciences UK Limited, was incorporated on June 17, 2019. The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation

These financial statements have been prepared in accordance with GAAP. Additionally, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. During the year ended December 31, 2021, the Company incurred a net loss of $30.6 million and, as of December 31, 2021, has an accumulated deficit of $316.7 million. The Company has financed its operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, the Company’s IPO, private placements of convertible preferred stock and convertible debt financings, at-the-market offerings of common stock, and borrowings on credit facilities. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Management believes that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, expected operational receipts and available credit will allow the Company to fund its operating expense and capital expenditure requirements into mid-2023. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2021 and December 31, 2020, the Company held an insignificant amount of cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and notes receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company may maintain cash deposits in financial institutions in excess of government insured limits. The Company regularly invests excess cash deposits in money market funds and repurchase agreements. The Company believes that the credit risk arising from the holdings of these financial instruments is mitigated by the fact that these securities are of short duration, government backed and of high credit rating. The Company has not experienced any losses on cash and cash equivalents to date.

Revenue from Lilly and Servier accounted for 18% and 63% of revenue during 2021, respectively. Revenue from Gilead and Servier accounted for 16% and 74% of revenue during 2020, respectively. Lilly accounted for 100% of deferred revenue as of December 31, 2021.

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

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. ASC 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from our independent sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:

•	Level 1 - Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities
•	Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly
•	Level 3 - Unobservable inputs for which there is little or no market date, which require the Company to develop its own assumptions

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s cash equivalents are reported at fair value within Level 1 as the prices are available from quoted prices in active markets. The Company’s equity investment in iECURE is reported at fair value within Level 3 as the assessed fair value was based on significant unobservable inputs given iECURE equity is not traded on a public exchange.

Investments in Equity Securities

The Company carries investments in equity securities for which it does not possess the ability to exercise significant influence or control at fair value in the consolidated balance sheets and records changes in fair value in the consolidated statements of operations as a component of other income or expense.

As of December 31, 2021, the Company held common stock in iECURE with a fair value of $3.1 million. As of December 31, 2020, the Company did not hold any investments in equity securities.

Investments under the Equity Method

The Company utilizes the equity method to account for investments when it is determined that the Company possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted.

In applying the equity method, the Company will subsequently increase or decrease the carrying amount of the investment by the Company’s proportionate share of the net earnings or losses and other comprehensive income of the investee. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company’s claim on the investee’s book value.

As of December 31, 2021, the Company accounted for its investment in New Elo under the equity method. The Company will subsequently increase or decrease the carrying amount of the investment in New Elo by the Company’s proportionate share of the net earnings or losses and other comprehensive income of New Elo.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the year ended December 31, 2021, the Company recorded cumulative catch up adjustments on its contracts with customers that increased revenue recognition by $61.2 million; the cumulative catch-up adjustments resulted from a change in the transaction price related to variable consideration for development milestones as well as changes in total estimated effort required to satisfy performance obligations. During the year ended December 31, 2021, the Company recorded $74.2 million in revenue that was included in deferred revenue as of December 31, 2020.

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

For additional discussion of accounting for collaboration revenues, see Note 13, “Collaboration and License Agreements.”

Research and Development

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities including salaries, benefits, share-based compensation, allocations for rent and facility costs, depreciation, preclinical manufacturing expenses, costs of services provided by CROs in connection with preclinical trials and CMOs engaged to manufacture clinical trial material, costs of licensing technology, and costs of services provided by research organizations and service providers. Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred if the technology is not expected to have any alternative future uses other than the specific research and development project for which it was intended. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed rather than when the payment is made.

The Company is required to estimate accrued research and development expenses resulting from its obligations under contracts with CROs, CMOs, research organizations, service providers, vendors and consultants in connection with research and development activities. The financial terms of these contracts are subject to negotiations and vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate research and development expenses in its consolidated statements of operations by matching those expenses with the period in which the services and efforts are expended. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company adjusts the accrual or amount of prepaid expense accordingly.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021 and December 31, 2020, there was no difference between net loss and comprehensive loss in the accompanying consolidated statement of operations.

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

The Company’s diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2021 and December 31, 2020, given all potential shares of common stock are anti-dilutive as a result of the net loss.

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

Other accounting standards updates issued, but not effective until after December 31, 2021, are not expected to have a material effect on the Company’s consolidated financial position, statements of operations or cash flows.

NOTE 2:	PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consisted of the following as of December 31 (in thousands):

	2021	2020
Construction in progress	$3,042	$1,894
Leasehold improvements	22,784	26,580
Software	312	394
Laboratory equipment	19,291	21,240
Office equipment	1,371	1,542
Furniture and fixtures	2,268	2,518
Total property, equipment and software	49,068	54,168
Less accumulated depreciation and amortization	23,914	19,078
Property, equipment and software - net	$25,154	$35,090

Depreciation expense, including amortization of leasehold improvements and software, was $8.9 million and $8.7 million for the years ended December 31, 2021 and December 31, 2020, respectively.

NOTE 3:	INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of December 31 (in thousands):

	2021	2020
License cost	$2,581	$1,831
Less: accumulated amortization	(415)	(340)
Less: impairments	(118)	(118)
Intangible assets, net	2,048	1,373

Amortization expense of intangible assets was less than $0.1 million for the years ended December 31, 2021 and December 31, 2020. Amortization expense for intangible assets with definite lives will be $0.1 million for each of the next five years with the remaining $1.5 million amortized to expense in 2027 and beyond.

NOTE 4:	STOCKHOLDERS’ EQUITY

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

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of December 31, 2021 there were 3,078,604 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of December 31, 2021, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 4,153,915 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of December 31, 2021, 2,692,171 shares were available to be issued under the 2019 Plan. The 2019 Plan had 5,991,710 stock options and 749,295 RSUs outstanding as of December 31, 2021.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of December 31, 2021, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 1,038,478 shares pursuant to this provision. No more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2021, we had issued 253,115 shares under the 2019 ESPP.         As of December 31, 2021, 1,310,363 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of $0.3 million and $0.4 million during the years ended December 31, 2021 and December 31, 2020, respectively.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (“Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. The number of shares available for issuance under the Inducement Award Plan is 3,000,000 shares of Common Stock. As of December 31, 2021, 2,125,792 shares were available to be issued under the Inducement Award Plan. The Inducement Award plan had 850,000 stock options and 24,208 restricted stock units outstanding as of December 31, 2021.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2021	2020
Employee	$14,963	$12,639
Nonemployee	1,551	1,147
	$16,514	$13,786

Share-based compensation expense is included in the following line items in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$9,101	$8,338
General and administrative	7,413	5,448
	$16,514	$13,786

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Years Ended December 31,
	2021	2020
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	73.02%	73.70%
Weighted-average risk-free interest rate	1.07%	0.60%
Expected term of options (in years)	6.25	6.55
Weighted-average fair value per option	$6.91	$4.81

The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term represents the average time that stock options that vest are expected to be outstanding. The Company does not have sufficient history of exercising stock options to estimate the expected term of employee stock options and thus utilizes a weighted value considering actual history and estimated expected term based on the midpoint of final vest date and expiration date. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the option.

The following table summarizes activity in the Company’s stock option plans for the years ended December 31, 2021 and December 31, 2020:

	Outstanding Option Shares	Weighted- Average Exercise Price
Balance as of January 1, 2020	8,919,116	7.02
Granted	4,011,728	7.26
Exercised	(1,411,188)	0.49
Forfeited/canceled	(975,386)	8.17
Balance as of December 31, 2020	10,544,270	7.88
Granted	2,831,025	10.62
Exercised	(1,997,700)	3.40
Forfeited/canceled	(1,457,281)	9.84
Balance as of December 31, 2021	9,920,314	9.28

The intrinsic value of stock options exercised was $15.5 million and $10.3 million during the years ended December 31, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2021, the Company granted 849,780 RSUs with a grant date fair value of $9.6 million. The fair value of each award was determined based on the market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2021:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of January 1, 2021	—	—
Granted	849,780	$11.30
Forfeited	(76,277)	11.34
Vested	—	—
Unvested RSUs as of December 31, 2021	773,503	$11.29

There was approximately $35.3 million of total unrecognized compensation cost related to unvested stock options and RSUs as of December 31, 2021, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes certain information about stock options granted under the stock option plans which are vested or expected to vest as of December 31, 2021 and December 31, 2020.

Years Ended December 31,		Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
2021	Expected to be exercisable	9,920,314	7.47	$9.28
2021	Currently exercisable	4,840,006	6.09	$8.83
2020	Expected to be exercisable	10,544,270	7.23	$7.88
2020	Currently exercisable	4,582,708	5.48	$6.69

The following table summarizes certain information about stock options outstanding under the stock option plans for the years ended December 31, 2021 and December 31, 2020, respectively:

Year Ended December 31, 2021
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$0.02 - $1.20	878,460	4.28	878,460
$5.67 - $6.31	1,330,901	8.18	477,574
$6.45 - $9.79	3,025,794	8.56	1,010,298
$10.17 - $12.52	2,828,331	7.36	1,237,568
$12.60 - $16.00	1,856,828	6.88	1,236,106
	9,920,314		4,840,006

Year Ended December 31, 2020
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$0.01 - $0.04	717,949	0.61	717,949
$0.41 - $1.20	1,472,717	5.11	1,364,991
$5.67 - $9.46	4,414,103	8.75	494,811
$10.17 - $13.80	3,874,957	7.58	1,954,663
$14.91 - $16.00	64,544	4.51	50,294
	10,544,270		4,582,708

NOTE 6:	RETIREMENT PLAN

In January 2011, the Company established a defined contribution 401(k) retirement savings plan (the “Retirement Plan”) to all full-time employees. Employee contributions to the Retirement Plan can be 100% of annual compensation up to the prescribed annual maximum under the Internal Revenue Code. Administrative fees of less than $0.1 million were paid by the Company for the years ended December 31, 2021 and December 31, 2020.

The Retirement Plan includes a safe-harbor matching employer contribution equal to 100% of participants’ deferral contributions up to 4%. The Company made contributions of $1.0 million and $0.8 million to the Retirement Plan during the years ended December 31, 2021 and December 31, 2020, respectively. Retirement plan contributions made by the Company are recorded to research and development expense and general and administrative expense as incurred and are included in the consolidated statement of operations.

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

COVID-19 Pandemic

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. The Company has taken steps in line with guidance from the CDC and the State of North Carolina to protect the health and safety of its employees and the community.

The Company is working closely with its clinical sites, physician partners and the patient community to monitor and manage the ongoing impact of the COVID-19 pandemic and variants thereof. The Company remains committed to its clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic and variants thereof have caused delays in the Company’s clinical trial site activation and impacted its ability to enroll patients. The Company may also experience other difficulties, disruptions or delays in conducting preclinical studies, initiating, enrolling, conducting or completing its planned and ongoing clinical trials or supply chain disruptions, and the Company may incur other unforeseen costs as a result. While the extent to which the COVID-19 pandemic and variants thereof may continue to impact the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

Servier Program Purchase Agreement

On April 9, 2021, the Company entered into a program purchase agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier (collectively, “Servier”), pursuant to which the Company reacquired all of its global development and commercialization rights previously granted to Servier pursuant to the Development and Commercial License Agreement by and between Servier and the Company, dated February 24, 2016, as amended (the “Servier Agreement”), and mutually terminated the Servier Agreement (the “Program Purchase Agreement”).

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

Regulatory and Commercial Milestones

Management assessed the likelihood of each of the regulatory and commercial milestones included in the Program Purchase Agreement in accordance with ASC 450, Contingencies (“ASC 450”). If the assessment of a contingency indicates that it is probable that the milestone will be achieved and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated balance sheets. Accordingly, a $10.0 million financial contract liability charged to research and development expense is included in the consolidated financial statements as of and for the year ended December 31, 2021.

Product Partnering Transaction Consideration Due to Servier

Per the terms of the Program Purchase Agreement, should the Company enter into a product partnering transaction with respect to any of the targets previously nominated by Servier, the Company will pay Servier a percentage of the proceeds received. In accordance with ASC 450, management concluded that the amount of proceeds due to Servier as a result of a future product partnering transaction, if any, cannot be reasonably estimated as of the date of this Annual Report on Form 10-K. As such, no contingency for this provision was included in the consolidated financial statements as of December 31, 2021.

Leases

The Company has operating leases for real estate in North Carolina and does not have any finance leases.

Many of the Company’s leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use assets and lease liabilities on the Company’s consolidated balance sheets are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain to not exercise.

The Company has existing leases that include variable lease payments that are not included in the right-of-use assets and lease liabilities and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges and fluctuations in rent payments that are driven by factors such as future changes in an index (e.g. the Consumer Price Index).

The Company has existing leases in which the non-lease components (e.g., common area maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use assets and lease liabilities but rather reflected as an expense in the period incurred.

The elements of lease expense were as follows:

	For the Years Ended December 31,
(in thousands)	2021	2020
Lease Cost
Operating lease cost	$1,951	$1,922
Short-term lease cost	342	405
Variable lease cost	1,131	926
Total Lease Cost	$3,424	$3,253

Other Information
Operating cash flows used for operating leases	$2,649	$2,755
Operating lease liabilities arising from obtaining right-of-use assets	-	623

Operating Leases
Weighted average remaining lease term (in years)	3.7	4.7

Operating Leases
Weighted average discount rate	7.8%	7.9%

Future lease payments under non-cancelable operating leases with terms of greater than one year as of December 31, 2021, were as follows:

(in thousands)	December 31, 2021
2022	$2,259
2023	2,323
2024	1,594
2025	529
2026	545
2027 and beyond	372
Total lease payments	$7,622
Less: imputed interest	987
Total operating lease liabilities	$6,635

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

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect of inclusion would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	Years Ended December 31,
	2021	2020
Net loss attributable to common stockholders (in thousands)	$(30,602)	$(109,006)
Weighted average shares outstanding - basic and diluted	58,688,102	52,031,740
Net loss per share - basic and diluted	(0.52)	(2.09)

The following weighted-average common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Years Ended December 31,
	2021	2020
Unvested Restricted Stock Units	430,026	—
Stock Options	4,626,930	3,543,844
Unsettled ESPP Contributions	12,550	21,466
Total common stock equivalents excluded from diluted net loss per share	5,069,506	3,565,310

NOTE 9:	DEBT

Elo Loan

On May 19, 2021, Elo entered into the Elo Loan in the amount of $2.5 million. In connection with the Elo Loan, the Company issued warrants to PWB (the “Warrants”). For further discussion of accounting for the Warrants, see Note 12, “Fair Value Measurements.”

The Elo Loan discount less than $0.1 million upon issuance and includes debt issuance costs incurred by the Company as well as the fair value of the Warrants on the issuance date. On December 14, 2021, the Company repaid all outstanding principal and interest on the Elo Loan with proceeds from the Revolving Line.

Revolving Line

Pursuant to the terms of the loan and security agreement with Pacific Western Bank (the “Revolving Line”) the Company may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million.

The Revolving Line matures on June 23, 2023. All outstanding principal amounts are due on the maturity date. The Company must also maintain an aggregate balance of unrestricted cash at Pacific Western bank (“PWB”) (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate under the Revolving Line is a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Revolving Line), or (b) 6.00%. As of December 31, 2021, the stated interest rate on the Revolving line was 6.0% and the effective interest rate was 6.8%.

On December 14, 2021, the Company borrowed $2.5 million under the Revolving Line to pay all outstanding principal on the Elo Loan. The borrowing was concluded to be a modification of the Elo Loan under ASC 470, Debt. As such, the remaining unamortized discount on the Elo Loan will be amortized to interest expense over the life of the Revolving Line. As of December 31, 2021, no other borrowings have been made under the Revolving Line.

NOTE 10:	INCOME TAXES

The Company recorded no federal income tax expense and due to the operating losses incurred for the years ended December 31, 2021 and December 31, 2020. The Company recorded no state income tax expense and less than $0.1 million state income expense for the years ended December 31, 2021 and December 31, 2020, respectively.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Noncurrent deferred tax assets:
Net operating loss carryforwards	$41,162	$39,264
Contribution carryforwards	48	39
Deferred rent	—	—
Lease liability	1,526	2,336
Deferred revenue	20,294	18,684
Other assets	11,647	5,015
Tax credits	20,942	15,959
Less: valuation allowance	(94,071)	(79,273)
Total deferred tax assets, noncurrent	1,548	2,024

Noncurrent deferred tax liability:
Property and equipment	—	601
Investments and other	587	—
Right of use asset	961	1,423
Total deferred tax liabilities, noncurrent	1,548	2,024
Net deferred tax assets	$—	$—

As of December 31, 2021 and December 31, 2020, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. The net increase in the valuation allowance for the year ended December 31, 2021 of $14.8 million is comprised of an increase in the valuation allowance recorded against the deferred tax assets, primarily related to tax credits and NOL carryforwards for the year.

The reasons for the difference between actual income tax benefit for the years ended December 31, 2021 and December 31, 2020 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows (in thousands):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	% of Pre-Tax Earnings	Amount	% of Pre-Tax Earnings
Income tax expense at statutory rate	$(6,677)	21.8%	$(22,887)	21.0%
State income taxes, net of federal tax benefit	(634)	2.1%	(1,309)	1.2%
Non-deductible expenses	121	(0.4%)	(963)	0.9%
Stock compensation - nondeductible	(2,094)	6.8%	—	0.0%
R&D and orphan drug credits	(5,239)	17.1%	(6,869)	6.3%
Other	567	(1.9%)	7	0.1%
Change in state tax rate	(843)	2.8%	512	(0.6%)
Change in valuation allowance	14,799	(48.3%)	31,532	(28.9%)
Income tax (benefit) expense	$—	0.0%	$23	0.0%

As of December 31, 2021, the Company had federal, state, and foreign NOL carryforwards of approximately $181.0 million, $122.2 million, and $0.4 million respectively. As of December 31, 2020, the Company had federal, state, and foreign NOL carryforwards of approximately $172.7 million, $116.5 million, and $0.6 million, respectively.

Federal NOL carryforwards of $19.7 million begin to expire in 2030 while the remaining federal NOL carryforward of $161.2 million carries forward indefinitely. The state NOL carryforwards begin to expire in 2025. The foreign NOLs carryforward indefinitely. At December 31, 2021, the Company had federal and state R&D tax credits of $11.4 million and an amount less than $0.1 million, which begin to expire in 2027 and 2030, respectively. At December 31, 2020, the Company had federal and state tax R&D credits of $9.9 million and an amount less than $0.1 million which begin to expire in 2027 and 2030, respectively. As of December 31, 2021 and December 31, 2020, the Company had federal Orphan Drug credits of $9.5 million and $6.0 million, respectively, which begin to expire in 2038. At December 31, 2021 and December 31, 2020, the Company had federal contribution carryforwards of $0.2 million which begin to expire in 2022.

The Company incorporated a subsidiary in Australia in 2018. However, in 2021, as part of the ELO transaction, the subsidiary was transferred to New Elo. There are no undistributed earnings as of December 31, 2021 and December 31, 2020.

The Company incorporated a subsidiary in the UK in 2019. However, the subsidiary has had minimal activity since inception. As such, there are no undistributed earnings as of December 31, 2021 and December 31, 2020.

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

The Company reflects in the accompanying consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only if it is considered ‘more-likely-than-not’ that the position taken will be sustained by the appropriate taxing authority. As of December 31, 2021 and December 31, 2020, the Company had no unrecognized income tax benefits. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2021 and December 31, 2020, the Company had no such accruals.

In November 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030. Due to the uncertainty of projecting income through 2030, the Company calculated, before consideration of the valuation allowance, its North Carolina net operating losses using the current 2.5% rate which is in effect through 2024. The Company will continue to monitor its future North Carolina taxable income and its ability to utilize its deferred tax asset for its net operating loss carryover. If the Company does not become profitable in North Carolina prior to 2025, or it becomes more certain that the Company will not be able to utilize its North Carolina net operating losses before the tax rate drops to 0%, the Company will then remeasure its deferred tax asset at that time.

The TCJA of 2017 subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in years ends December 31, 2021 or December 31, 2020 and therefore, no GILTI tax has been recorded for the years then ended.

NOTE 11:	Elo Transaction

On December 17, 2021, the Company and its wholly owned subsidiary, Elo Life Systems, Inc., entered into an agreement pursuant to which the Company contributed substantially all of the assets of the Company’s food segment to New Elo. In connection with the contribution, the Company also granted New Elo an exclusive license to certain of the Company’s intellectual property for use in non-medical applications with respect to plants, farm animals and certain other organisms. In addition, all of the Company’s employees in its Food segment, including its management, became employees of New Elo.

Promissory Note

As partial consideration for the assets contributed and license granted by the Company to New Elo, the Company received a $10.0 million promissory note payable from New Elo (the “Note”). The Note matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the New Elo’s Amended and Restated Certificate of Incorporation). The Note accrues interest at 2.00% per annum, and is payable annually on December 17th.

At acquisition, the Company classified the Note as held-to-maturity as it was concluded the Company has the intent and ability to hold the Note to its maturity date. As the Elo Transaction was concluded to be a nonmonetary transaction per ASC 845, Nonmonetary Transactions, the Note was initially recorded at fair value, as the fair value of the Note was deemed more clearly evident than the fair value of the assets surrendered. The fair value was determined by discounting the future cash flows using the market interest rate of similar debt as of the date of the Elo Transaction.

The fair value of the Note at acquisition was $6.9 million. The note discount of $3.1 million will be amortized to interest income over the life of the Note.

Investment in New Elo

As partial consideration for the assets contributed and license granted by the Company to New Elo, the Company received Common Stock in New Elo. It was determined that the noncontrolling shareholders of New Elo have substantive rights to participate in the financial and operating decisions of New Elo. As such, it was determined that the Company does not possess control over New Elo or have significant decision-making authority. Accordingly, New Elo will not be consolidated in the Company’s financial statements.

However, as the Company obtained approximately 55% of the voting shares in New Elo, it was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of New Elo. As such, the Company accounts for its investment in New Elo under the equity method. Per ASC 323, Investments—Equity Method and Joint Ventures, upon the transfer of a subsidiary or group of assets that is a business accounted for under the equity method, the initial carrying value should be recorded based upon the fair value as of the transaction date. As such, the initial carrying value of the Company’s investment in New Elo was determined to be the fair value of the Company’s common stock in New Elo as of December 17, 2021, the transaction date.

The Company’s proportionate share of New Elo’s net income for the period of December 18, 2021 to December 31, 2021 was $0.2 million, resulting in an increase in the carrying value of the Investment in New Elo and corresponding income from equity method investments.

Gain on Deconsolidation of Subsidiary

The gain on deconsolidation of subsidiary was determined based on the difference between the $4.4 million book value of the net assets that the Company contributed to New Elo and the $10.4 million combined fair value of the Note and the Company’s ownership in New Elo as of December 17, 2021.

NOTE 12:	FAIR VALUE MEASUREMENTS

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of December 31, 2021 and December 31, 2020, the Company held an insignificant amount of cash equivalents which were composed of investments in money market funds. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, pursuant to which iECURE granted the Company partial equity ownership in iECURE (the “iECURE equity”) as partial consideration for a license to the Company’s PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other rare genetic diseases, including OTC deficiency, Citrullinemia Type 1, PKU, and another program focused on liver disease (the “PCSK9 license”). On issuance, the Company accounted for the iECURE equity at fair value under ASC 825. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense).

The Company classifies the iECURE equity within Level 3 of the fair value hierarchy as the assessed fair value was based on significant unobservable inputs given iECURE equity is not traded on a public exchange. For additional discussion of accounting for the Company’s Development and License agreement with iECURE and the Equity Issuance Agreement, refer to Note 13, “Collaboration and License Agreements.”

Warrant Liability

In connection with the Elo Loan, the Company issued $50,000 of warrants to PWB on May 19, 2021 (the “Warrants”). The Company accounted for the Warrants in accordance with the guidance contained in ASC 815, under which the Warrants do not meet the criteria for equity treatment and are recorded as a liability. Accordingly, the Company classified the Warrants as a non-current liability at their fair value and adjusted the warrant liability to fair value each reporting period with any changes in fair value recognized in the statement of operations. The Company utilized the Black-Scholes option pricing model to value the warrant liability each reporting period and recorded changes in value to other income (expense).

Upon the closing of the Elo Transaction, the Warrants transferred to New Elo. Accordingly, the warrant liability was marked to fair value as of December 17, 2021 and included in the book value of net assets transferred to New Elo upon deconsolidation.

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Money market funds	$12	$12	$—	$—
Investment in iECURE	3,091	—	—	3,091
	$3,103	$12	$—	$3,091

December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$10	$10	$—	$—
	$10	$10	$—	$—

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the year ended December 31, 2021 (in thousands):

Investment in iECURE
Balance December 31, 2020	$—
Acquisitions	538
Gains included in earnings	2,553
Dispositions	—
Balance December 31, 2021	$3,091

The following represents a reconciliation of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the year ended December 31, 2021 (in thousands):

Warrant Liability
Balance December 31, 2020	$—
Acquisitions	(30)
Gains included in earnings	2
Dispositions	28
Balance December 31, 2021	$—

NOTE 13:	COLLABORATION AND LICENSE AGREEMENTS

Development and License Agreement with Eli Lilly

On November 19, 2020, the Company, entered into the Development and License Agreement with Lilly to collaborate to discover and develop in vivo gene editing products incorporating the Company’s ARCUS nucleases. Lilly has initially nominated Duchenne muscular dystrophy, a liver-directed target and a CNS directed target. Under the terms of the Development and License Agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the Nomination Period. Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Additionally, under the terms of the Development and License Agreement, Lilly has the option to replace up to two gene targets upon Lilly’s election and payment of a replacement target fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that the Company will be responsible for conducting certain pre-clinical research and investigational new drug application (“IND”) enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage the Company for additional clinical and/or initial commercial manufacture of licensed products.

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

During the year ended December 31, 2021, the Company recognized revenue under the agreement with Lilly of approximately $21.0 million. The Company recognized no revenue under the agreement with Lilly during the year ended December 31, 2020. Deferred revenue related to the agreement with Lilly amounted to $88.3 million as of December 31, 2021, of which $21.2 million was included in current liabilities. No deferred revenue related to the Development and License Agreement with Lilly was recorded as of December 31, 2020.

Development and License Agreement with iECURE

In August 2021, the Company entered into a development and license agreement with iECURE under which iECURE plans to advance the Company’s PBGENE-PCSK9 candidate through a Phase 1 clinical trial as partial consideration for the PCSK9 License.

Pursuant to the iECURE Agreement, the Company retains the rights to PBGENE-PCSK9, including all products developed for indications with increased risk of severe cardiovascular events such as Familial Hypercholesterolemia. Simultaneously with the entry into the iECURE Agreement, the Company and iECURE entered into an Equity Issuance Agreement, pursuant to which iECURE granted the Company partial equity ownership in iECURE as partial consideration for the license to use its PCSK9-directed ARCUS nuclease. Management concluded that the iECURE Equity Issuance Agreement is to be combined with the development and license agreement with iECURE for accounting purposes. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

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

The fair value of the iECURE equity and the estimated fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through Phase 1 studies were concluded to be non-cash consideration, and as such were included in the transaction price of the iECURE Agreements. The Company concluded the PCSK9 license represents functional intellectual property in accordance with ASC 606 given the Company will not be providing any additional services to iECURE outside of the right to use the PCSK9 license. Therefore, the fair value of the iECURE equity and the fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through a Phase 1 clinical trial was recognized at the inception of the iECURE Agreements.

The fair value of the iECURE equity at inception of the iECURE agreements was assessed to be $0.5 million and was initially recorded to the investment in equity securities line item of the consolidated balance sheets. As further discussed in Note 12, “Fair Value Measurements,” on issuance, Management elected to account for the iECURE equity at fair value under ASC 825. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through a Phase 1 clinical trial (the “PCSK9 Prepaid”) was assessed to be $17.4 million and was recorded to the prepaid expenses and other assets line items of the consolidated balance sheets. The PCSK9 Prepaid is amortized to research and development expense on a pro-rata basis as iECURE incurs costs to progress the PBGENE-PCSK9 candidate through a Phase 1 clinical trial.

During the year ended December 31, 2021, the Company recognized revenue under the iECURE agreements of $17.9 million and $4.4 million of research and development expense related to amortization of the PCSK9 Prepaid. As of December 31, 2021, the remaining balance of the PCSK9 Prepaid was $13.0 million, which is included in the prepaid expenses and other assets line items of the consolidated balance sheets in the amounts of $10.4 million and $2.6 million, respectively.

Development and Commercial License Agreement with Servier

The Company has developed certain allogeneic CAR T candidates, including PBCAR0191 and the stealth cell PBCAR19B, each targeting CD19, as well as four additional product targets under the Servier Agreement.  Pursuant to the terms of the Program Purchase Agreement, the Company regained full global rights to research, develop, manufacture and commercialize products resulting from such programs, with sole control over all activities. Additionally, per the terms of the Program Purchase Agreement the Company does not have an obligation to continue development of the Servier Targets. With respect to products directed to CD19, Servier has certain rights of negotiation, which may be exercised during a specified time period if the Company elects to initiate a process or entertain third party offers for partnering such products.

Pursuant to the terms of the Program Purchase Agreement, the Company made a payment of $1.25 million in cash to Servier and agreed to waive earned milestones totaling $18.75 million that would have been otherwise payable to the Company. The $1.25 million cash payment to Servier is classified as research and development expense in the consolidated statement of operations for the year ended December 31, 2021. The waiver of earned milestones resulted in a $18.75 million reduction in accounts receivable and deferred revenue.

The Program Purchase Agreement also requires the Company to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from any continued development and commercialization of the programs by the Company, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If the Company enters into specified product partnering transactions, the Program Purchase Agreement requires the Company to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties. For additional discussion of accounting for payment obligations arising from the Program Purchase Agreement, refer to Note 7, “Commitments and Contingencies.”

Upon the closing of the Program Purchase Agreement, management concluded that the combined performance obligation associated with the Servier Agreement was fully satisfied as the Company is no longer required to perform research and development work on the Servier targets and the Company regained all of its global development and commercialization rights previously granted to under the Servier Agreement. Accordingly, all remaining deferred revenue related to the Servier agreement was recognized as revenue in the year ended December 31, 2021.

During the year ended December 31, 2021 and 2020, the Company recognized revenue under the agreement with Servier of approximately $72.9 million and $18.0 million, respectively. The Company did not have deferred revenue related to the agreement with Servier as of December 31, 2021. Deferred revenue related to the agreement with Servier amounted to $82.9 million as of December 31, 2020, of which $28.9 million was included in current liabilities.

Collaboration and License Agreement with Gilead

On July 6, 2020, Gilead notified the Company of its termination of the Gilead Agreement. Pursuant to the termination notice, the Gilead Agreement terminated on September 4, 2020, upon which the Company regained full rights and all data it generated for the in vivo chronic HBV program developed under the Gilead Agreement.

Revenue associated with the combined performance obligation was recognized on a straight-line basis as the R&D services were provided through the Termination Notice Date. During the years ended December 31, 2021 and 2020, the Company recognized no revenue and approximately $3.9 million of revenue under the Gilead Agreement, respectively. The Company did not have deferred revenue related to the Gilead Agreement as of December 31, 2021 or December 31, 2020. No development or sales-based milestone payments were received under the Gilead Agreement.

NOTE 14:	SEGMENT REPORTING

The Company has determined that the Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker (“CODM”) as the CEO makes decisions as it relates to allocation of resources and key market strategies. Prior to the Elo Transaction, the CODM reviewed financial results disaggregated by our therapeutics and food businesses. As such, prior to December 18, 2021, the Company operated in two reportable segments: Therapeutics and Food. The legacy Therapeutics segment included our development of products in the field of immuno-oncology and of novel products outside immuno-oncology to treat human diseases. The legacy Food segment focused on applying ARCUS to develop food and nutrition products through collaboration agreements with consumer-facing companies.

Following the Elo Transaction on December 17, 2021, in which the Company contributed substantially all of the assets of the Food segment to a newly formed entity, the CODM now reviews financial information presented on a consolidated basis and resource allocation and key market strategy decisions are made by the CODM based on consolidated results.

As such, the Company has concluded that following the Elo Transaction on December 17, 2021, the Company now operates as one segment. Given the Company was managed under the legacy segment structure of Therapeutics and Food for the majority of the year ended December 31, 2021, segment results for both Therapeutics and Food have been presented in this Annual Report on Form 10-K.

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

Presented below is the financial information with respect to the Company’s reportable segments:

	For the Years Ended December 31,
(in thousands)	2021	2020
Revenue:
Therapeutics	$111,723	$21,863
Food	3,806	2,422
Total segment revenue	115,529	24,285
Segment operational cash expenditures:
Therapeutics	$79,746	$71,841
Food	7,635	7,587
Total segment operational cash expenditures	87,381	79,428
Segment operating income (loss):
Therapeutics	$31,977	$(49,978)
Food	(3,829)	(5,165)
Total segment operating income (loss)	$28,148	$(55,143)
Adjustments to reconcile segment operating loss to consolidated loss from operations
Corporate general and administrative cash expenditures	$(33,096)	$(30,090)
Interest income received included in segment operating loss	(186)	(822)
Depreciation and amortization	(8,981)	(8,777)
Share-based compensation	(16,514)	(13,786)
Loss on disposal of assets	(26)	35
Non-cash interest expense	(59)	-
Amortization of right-of-use assets	(1,216)	(1,036)
Adjustments to reconcile cash expenditures to GAAP expenses	(7,472)	(209)
Total consolidated loss from operations	$(39,402)	$(109,828)