Form 10-Q
period 2022-03-31
PRECISION BIOSCIENCES INC
filed 2022-05-09
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As May 3, 2022, the registrant had 62,176,408 shares of common stock, $0.000005 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II. Item 1A. “Risk Factors” and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

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

As used in this Quarterly Report on Form 10-Qs, unless otherwise stated or the context requires otherwise, references to “Precision,” the “Company,” “we,” “us,” and “our,” refer to Precision BioSciences, Inc. and its subsidiaries on a consolidated basis.

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

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$116,222	$143,663
Accounts receivable	488	488
Prepaid expenses	17,060	17,434
Other current assets	283	169
Total current assets	134,053	161,754
Property, equipment, and software—net	23,874	25,154
Intangible assets—net	2,021	2,048
Right-of-use assets—net	3,892	4,180
Investment in equity securities	3,091	3,091
Equity method investments	2,799	3,751
Note receivable—net	6,966	6,879
Other assets	4,655	4,641
Total assets	$181,351	$211,498
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$699	$1,144
Accrued compensation	3,154	6,765
Accrued clinical and research and development expenses	2,073	4,028
Deferred revenue	19,686	21,244
Lease liabilities	1,874	1,822
Other current liabilities	1,620	977
Total current liabilities	29,106	35,980
Deferred revenue	65,743	67,015
Lease liabilities	4,327	4,813
Long term debt—net	2,482	2,478
Contract liabilities	10,000	10,000
Other noncurrent liabilities	34	44
Total liabilities	111,692	120,330
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 62,585,043 shares issued and 61,774,571 shares outstanding as of March 31, 2022; 61,712,577 shares issued and 60,902,105 shares outstanding as of December 31, 2021	—	—
Additional paid-in capital	415,454	408,795
Accumulated deficit	(344,843)	(316,675)
Treasury stock	(952)	(952)
Total stockholders’ equity	69,659	91,168
Total liabilities and stockholders’ equity	$181,351	$211,498

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue	$3,317	$16,349
Operating expenses
Research and development	19,972	25,593
General and administrative	10,691	9,498
Total operating expenses	30,663	35,091
Operating loss	(27,346)	(18,742)
Other income (expense):
Loss from equity method investments	(952)	—
Interest expense	(42)	—
Interest income	172	53
Total other income (expense), net	(822)	53
Net loss and net loss attributable to common stockholders	$(28,168)	$(18,689)

Net loss per share attributable to common stockholders- basic and diluted	$(0.46)	$(0.33)
Weighted average shares of common stock outstanding- basic and diluted	61,031,775	56,625,024

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- January 1, 2021	53,503,124	$—	$331,450	$(286,073)	$(952)	$44,425
Stock option exercises	676,791	—	1,297	—	—	1,297
Issuance of common stock under employee stock purchase plan	90,796	—	418	—	—	418
Share-based compensation expense	—	—	3,632	—	—	3,632
Issuance of common stock to collaboration partners	3,762,190	—	27,739	—	—	27,739
Net loss	—	—	-	(18,689)	—	(18,689)
Balance- March 31, 2021	58,032,901	$—	$364,536	$(304,762)	$(952)	$58,822

Balance- January 1, 2022	61,712,577	$—	$408,795	$(316,675)	$(952)	$91,168
Stock option exercises	233,001	—	340	—	—	340
Issuance of common stock under employee stock purchase plan	78,060	—	282	—	—	282
Share-based compensation expense	—	—	4,390	—	—	4,390
Proceeds from issuance of common stock, net of issuance cost	561,405	—	1,647	—	—	1,647
Net loss	—	—	—	(28,168)	—	(28,168)
Balance- March 31, 2022	62,585,043	$—	$415,454	$(344,843)	$(952)	$69,659

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,168)	$(18,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,968	2,176
Share-based compensation	4,390	3,632
Loss on disposal of assets	11	23
Non-cash interest expense	17	—
Amortization of right-of-use assets	288	290
Loss from equity method investments	952	—
Amortization of discount on note receivable	(87)	—
Changes in operating assets and liabilities:
Prepaid expenses	374	(619)
Accounts receivable	—	(9,263)
Other assets and other current assets	171	(6)
Accounts payable	(374)	221
Other liabilities and other current liabilities	(5,150)	(2,146)
Deferred revenue	(2,830)	92,914
Lease liabilities and right-of-use assets	(434)	(461)
Net cash provided by (used in) operating activities	(28,872)	68,072
Cash flows from investing activities:
Purchases of property, equipment and software	(818)	(1,125)
Net cash used in investing activities	(818)	(1,125)
Cash flows from financing activities:
Proceeds from stock option exercises	340	1,297
Proceeds from employee stock purchase plan	282	418
Proceeds from issuance of common stock to collaboration partners	—	35,000
Proceeds from offering of common stock, net of issuance costs	1,627	—
Net cash provided by financing activities	2,249	36,715
Net increase (decrease) in cash and cash equivalents	(27,441)	103,662
Cash and cash equivalents—beginning of period	143,663	89,798
Cash and cash equivalents —end of period	$116,222	$193,460

Supplemental disclosures of noncash activities:
Property, equipment and software additions included in accounts payable and other current liabilities	$74	$637
Unsettled at-the-market issuances of common stock included in other current assets	$217	—

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s 100% owned subsidiary, Precision PlantSciences, Inc., was incorporated on January 4, 2012. Precision PlantSciences, Inc. amended its certificate of incorporation on January 16, 2018 to change its name to Elo Life Systems, Inc. In December 2021, the Company entered into an agreement with a syndicate of investors, pursuant to which the Company contributed substantially all of the assets of Elo Life Systems, Inc. to a newly formed entity (the “Elo Transaction”). In connection with the Elo Transaction, Elo Life Systems, Inc. amended its certificate of incorporation on December 21, 2021 to change its name back to Precision PlantSciences, Inc. in order to permit the newly formed entity (“New Elo”) to change its name to Elo Life Systems, Inc.

The Company’s 100% owned subsidiary, Precision BioSciences UK Limited, was incorporated on June 17, 2019. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 15, 2022.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position as of March 31, 2022 and condensed consolidated results of operations for the three months ended March 31, 2022 and 2021 and the condensed consolidated cash flows for the three months ended March 31, 2022 and 2021, have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Summary of Significant Accounting Policies

Revenue Recognition for Contracts with Customers

The Company’s revenues are generated primarily through collaborative research, license, development and commercialization agreements.

Accounting standards codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the three months ended March 31, 2022, the Company recorded cumulative catch up adjustments on its contracts with customers that decreased revenue by $1.9 million; the cumulative catch-up adjustments resulted from changes in total estimated effort required to satisfy performance obligations. During the three months ended March 31, 2022, the Company recorded $3.3 million in revenue that was included in deferred revenue as of December 31, 2021.

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

The Company analyzes its collaboration arrangements to assess whether the collaboration agreements are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, are within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above.

For additional discussion of accounting for collaboration revenues, see Note 9, “Collaboration and License Agreements.”

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

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of March 31, 2022 there were 2,466,385 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of March 31, 2022, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 6,589,999 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of March 31, 2022, 1,435,206 shares were available to be issued under the 2019 Plan. The 2019 Plan had 8,569,187 stock options and 2,320,362 restricted stock units (“RSUs”) outstanding as of March 31, 2022.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of March 31, 2022, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 1,647,499 shares pursuant to this provision. No more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2022, the Company had issued 331,175 shares under the 2019 ESPP. As of March 31, 2022, 1,841,324 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of less than $0.1 million during the three months ended March 31, 2022 and 2021.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (“Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 3,000,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of March 31, 2022, 2,125,792 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 850,000 stock options and 24,208 RSUs outstanding as of March 31, 2022.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Employee	$3,554	$3,278
Nonemployee	836	354
	$4,390	$3,632

Share-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$2,012	$2,082
General and administrative	2,378	1,550
	$4,390	$3,632

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Three Months Ended March 31,
	2022	2021
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	78.47%	73.69%
Weighted-average risk-free interest rate	1.85%	0.66%
Expected term of options (in years)	6.08	6.43
Weighted-average fair value per option	$2.73	$8.32

The expected volatility rates are estimated based on the actual volatility of a peer group comprised of the Company and other comparable public companies over the expected term. The expected term represents the average time that stock options that vest are expected to be outstanding. The Company does not have sufficient history of exercising stock options to estimate the expected term of employee stock options and thus utilizes a weighted value considering actual history and estimated expected term based on the midpoint of final vest date and expiration date. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected term of the option.

The following table summarizes activity in the Company’s stock option plans for the three months ended March 31, 2022:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of January 1, 2022	9,920,314	$9.28
Granted	2,938,074	3.98
Exercised	(233,001)	1.46
Forfeited/canceled	(739,815)	10.00
Balance as of March 31, 2022	11,885,572	$8.08

The intrinsic value of stock options exercised was $0.5 million and $6.8 million during the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, the Company granted 1,620,098 RSUs with a grant date fair value of $6.3 million. The fair value of each award was determined based on the market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2022:
	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of January 1, 2022	773,503	11.29
Granted	1,620,098	$3.88
Forfeited	(49,031)	10.44
Vested	—	—
Unvested RSUs as of March 31, 2022	2,344,570	$6.19

There was approximately $43.2 million of total unrecognized compensation cost related to unvested stock options and RSUs as of March 31, 2022, which is expected to be recognized over a weighted-average period of 2.8 years.
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

COVID-19 Pandemic

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. The Company has taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention and the State of North Carolina to protect the health and safety of its employees and the community.

The Company is working closely with its clinical sites, physician partners and the patient community to monitor and manage the ongoing impact of the COVID-19 pandemic and variants thereof. The Company remains committed to its clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic and variants thereof have caused, and are likely to continue to cause, delays in the Company’s clinical trial site activation and impacted its ability to enroll patients. The Company may also experience other difficulties, disruptions or delays in conducting preclinical studies, initiating, enrolling, conducting or completing its planned and ongoing clinical trials or supply chain disruptions, and the Company may incur other unforeseen costs as a result. While the extent to which the COVID-19 pandemic and variants thereof may continue to impact the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

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

Regulatory and Commercial Milestones

Management assessed the likelihood of each of the regulatory and commercial milestones included in the Program Purchase Agreement in accordance with ASC 450, Contingencies (“ASC 450”). If the assessment of a contingency indicates that it is probable that the milestone will be achieved and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. Accordingly, a $10.0 million financial contract liability was included in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Product Partnering Transaction Consideration Due to Servier

Per the terms of the Program Purchase Agreement, should the Company enter into a product partnering transaction with respect to any of the targets previously nominated by Servier, the Company will pay Servier a percentage of the proceeds received. In accordance with ASC 450 management concluded that the amount of proceeds due to Servier as a result of a future product partnering transaction, if any, cannot be reasonably estimated as of the date of this Quarterly Report on Form 10-Q. As such, no contingency for this provision was included in the condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.

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

The Company has existing leases that include variable lease payments that are not included in the right-of-use asset and lease liabilities and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges. These variable lease payments are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use assets and lease liabilities but rather reflected as an expense in the period incurred.

Future lease payments under non-cancelable operating leases with terms of greater than one year as of March 31, 2022, were as follows:

(in thousands)	March 31, 2022
2022 (excluding the three months ended March 31, 2022)	$1,703
2023	2,323
2024	1,594
2025	529
2026	545
2027 and beyond	372
Total lease payments	7,066
Less: imputed interest	865
Total operating lease liabilities	$6,201

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

The Revolving Line matures on June 23, 2023. All outstanding principal amounts are due on the maturity date. The Company must also maintain an aggregate balance of unrestricted cash at Pacific Western Bank (“PWB”) (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate under the Revolving Line is a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Revolving Line), or (b) 6.00%. As of March 31, 2022, the stated interest rate on the Revolving line was 6.25% and the effective interest rate was 7.03%.

In December 2021, the Company borrowed $2.5 million under the Revolving Line. As of March 31, 2022, $2.5 million was outstanding under the Revolving Line. The Company was in compliance with its financial covenants under the Revolving Line as of March 31, 2022.
NOTE 6:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the three months ended March 31, 2022 and expects to continue to incur losses through the remainder of fiscal year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of March 31, 2022, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.
NOTE 7:	FAIR VALUE MEASUREMENTS

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued expenses and other current liabilities, approximate their respective fair values due to their short-term nature. The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis and to minimize the use of unobservable inputs when determining their fair value. The three tiers are defined as follows:

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of March 31, 2022 and December 31, 2021, the Company held an insignificant amount of cash equivalents which were composed of investments in money market funds. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE granted the Company partial equity ownership in iECURE (the “iECURE equity”) as partial consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases (the “PCSK9 license”). On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no assessed change in the fair value of the iECURE equity during the three months ended March 31, 2022.

The Company classifies the iECURE equity within Level 3 of the fair value hierarchy as the assessed fair value was based on significant unobservable inputs given iECURE equity is not traded on a public exchange. For additional discussion of accounting for the iECURE Development and License agreement (as defined below) and the iECURE Equity Issuance Agreement (as defined below), refer to Note 9, “Collaboration and License Agreements.”

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

March 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$12	$12	$—	$—
Investment in iECURE	3,091	—	—	3,091
	3,103	12	—	3,091

December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$12	$12	$—	$—
Investment in iECURE	3,091	—	$—	3,091
	$3,103	$12	$-	$3,091

NOTE 8:	Elo Transaction

On December 17, 2021, the Company and its wholly owned subsidiary, Elo Life Systems, Inc., entered into the Elo Transaction. In connection with the Elo Transaction, the Company granted New Elo an exclusive license to certain of the Company’s intellectual property for use in non-medical applications with respect to plants, farm animals and certain other organisms. In addition, all of the Company’s employees in its Food segment, including its management, became employees of New Elo.

Note Receivable

As partial consideration for the assets contributed and license granted by the Company to New Elo, the Company received a $10.0 million promissory note payable from New Elo (the “Note Receivable”). The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the New Elo’s Amended and Restated Certificate of Incorporation). The Note accrues interest at 2.00% per annum, and is payable annually on December 17th.

The fair value of the Note Receivable at acquisition was $6.9 million. The note discount of $3.1 million will be amortized to interest income over the life of the Note.

Investment in New Elo

As partial consideration for the assets contributed and license granted by the Company to New Elo, the Company received Common Stock in New Elo. It was determined that the noncontrolling shareholders of New Elo have substantive rights to participate in the financial and operating decisions of New Elo. As such, it was determined that the Company does not possess control over New Elo or have significant decision-making authority. Accordingly, New Elo is not consolidated in the Company’s financial statements.

However, as the Company obtained approximately 55% of the voting shares in New Elo, it was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of New Elo. As such, the Company accounts for its investment in New Elo under the equity method.

The Company’s proportionate share of New Elo’s net loss for the three months ended March 31, 2022 was $1.0 million, resulting in a decrease in the carrying value of the Investment in New Elo and corresponding loss from equity method investments.

NOTE 9:	COLLABORATION AND LICENSE AGREEMENTS

Development and License Agreement with Eli Lilly

On November 19, 2020, the Company, entered into a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (as amended, the “Development and License Agreement”) with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating the Company’s ARCUS nucleases. Lilly has initially nominated Duchenne muscular dystrophy, a liver-directed target and a central nervous system directed target. Under the terms of the Development and License Agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the Nomination Period. Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Additionally, under the terms of the Development and License Agreement, Lilly has the option to replace up to two gene targets upon Lilly’s election and payment of a replacement target fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that the Company will be responsible for conducting certain pre-clinical research and investigational new drug application (“IND”) enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage the Company for additional clinical and/or initial commercial manufacture of licensed products.

Upon closing of the Development and License Agreement on January 6, 2021, the Company received an upfront cash payment of $100.0 million. The Company will also be eligible to receive milestone payments of up to an aggregate of $420.0 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, the Company will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product. Simultaneously with the entry into the Development and License Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Share Purchase Agreement”), pursuant to which Lilly purchased 3,762,190 shares of the Company’s common stock for a purchase price of $35.0 million. Management concluded that the Lilly Share Purchase Agreement is to be combined with the Development and License Agreement for accounting purposes. Of the total $135.0 million upfront compensation, the Company applied equity accounting guidance to measure the $27.7 million recorded in equity upon the issuance of the shares, and $107.3 million was identified as the transaction price allocated to the revenue arrangement.

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

During the three months ended March 31, 2022 and 2021, the Company recognized revenue under the agreement with Lilly of approximately $3.3 million and $5.4 million, respectively.  Deferred revenue related to the agreement with Lilly amounted to $85.4 million and $88.3 million as of March 31, 2022 and December 31, 2021, respectively, of which $19.7 million and $21.2 million was included in current liabilities within the condensed consolidated balance sheets.

Development and License Agreement with iECURE

In August 2021, the Company entered into a development and license agreement with iECURE (the “iECURE Development and License Agreement”) under which iECURE plans to advance the Company’s PBGENE-PCSK9 candidate through Phase 1 studies and gain access to Precision’s PCSK9-directed ARCUS nuclease to develop four other pre-specified rare gene editing therapies for genetic diseases (the “iECURE Agreement”).

Pursuant to the iECURE Agreement, the Company retains the rights to PBGENE-PCSK9, including all products developed for genetic indications with increased risk of severe cardiovascular events such as Familial Hypercholesterolemia (“FH”). In return, the Company granted iECURE a license to use its PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four other pre-specified rare genetic diseases, including ornithine transcarbamylase (“OTC”) deficiency, Citrullinemia Type 1 (“CTLN1”), phenylketonuria (“PKU”), and another program focused on liver disease. Simultaneously with the entry into the iECURE Agreement, the Company and iECURE entered into an Equity Issuance Agreement (the “iECURE Equity Issuance Agreement”), pursuant to which iECURE granted the Company partial equity ownership in iECURE as partial consideration for the PCSK9 license. Management concluded that the iECURE Equity Issuance Agreement is to be combined with the iECURE Development and License Agreement (together, the “iECURE Agreements”) for accounting purposes. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

The fair value of the iECURE equity at inception of the iECURE agreements was assessed to be $0.5 million and was initially recorded to the investment in equity securities line item of the condensed consolidated balance sheets. As further discussed in Note 7, “Fair Value Measurements,” on issuance, Management elected to account for the iECURE equity at fair value under ASC 825. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no assessed change in the fair value of the iECURE equity during the three months ended March 31, 2022. The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through Phase 1 studies (the “PCSK9 Prepaid”) was assessed to be $17.4 million and was recorded to the prepaid expenses and other assets line items of the condensed consolidated balance sheets in the amounts of $15.1 million and $2.3 million, respectively. The PCSK9 Prepaid will be amortized to research and development expense on a pro-rata basis as iECURE incurs costs to progress the PBGENE-PCSK9 candidate through Phase 1 studies.

During the three months ended March 31, 2022, the Company recognized $0.7 million of research and development expense related to amortization of the PCSK9 Prepaid. As of March 31, 2022, the remaining balance of the PCSK9 prepaid was $12.2 million, which was included in the prepaid expenses and other assets line items of the condensed consolidated balance sheets in the amounts of $9.8 million and $2.4 million, respectively.

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

The Company did not recognize any revenue under the agreement with Servier during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recognized revenue under the agreement with Servier of approximately $10.3 million.  The Company did not have deferred revenue related to the agreement with Servier as of March 31, 2022 or December 31, 2021.

NOTE 10:	NET LOSS PER SHARE

The Company calculates basic loss per share by dividing net loss for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted loss per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive. The Company’s diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and 2021 given all potential shares of common stock are anti-dilutive as a result of the net loss for both periods.

The computations of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders (in thousands)	$(28,168)	$(18,689)
Weighted average shares outstanding basic and diluted	61,031,775	56,625,024
Net loss per share, basic and diluted	$(0.46)	$(0.33)

The following weighted-average common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Unvested Restricted Stock Units	1,183,013	—
Stock Options	1,416,330	7,667,963
Unsettled ESPP Contributions	3,870	2,293
Total common stock equivalents excluded from diluted net loss per share	2,603,213	7,670,256

NOTE 11:	SEGMENT REPORTING

The Company has determined that the Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker (“CODM”) as the CEO makes decisions as it relates to allocation of resources and key market strategies. The CODM reviews financial information presented on a consolidated basis. Additionally, resource allocation and key market strategy decisions are made by the CODM based on consolidated results. As such, it was concluded that the Company operates as one segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in Part II. Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Precision” refer to Precision BioSciences, Inc. and its subsidiaries on a consolidated basis.

Overview

We are a clinical stage gene editing company dedicated to improving life by developing ex vivo allogeneic chimeric antigen receptor (“CAR”) T immunotherapies and in vivo therapies for genetic and infectious diseases with the application of our wholly owned proprietary ARCUS genome editing platform. The foundation of ARCUS is a natural homing endonuclease which allows us to replicate precise gene editing as it evolved in nature. ARCUS is designed to be precise in its specificity and versatile in its design for gene knock out as well as complex edits with gene insertion and gene repair. ARCUS is also unique in its relatively small size which potentially allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

We believe our CAR T cells are the only allogeneic CAR T cells in human clinical trials made with a single gene editing step designed to specifically avoid the potentially deleterious effects of making multiple edits to T cells. We are simultaneously conducting a Phase 1/2a clinical trial evaluating PBCAR0191 as a potential first-in-class and a Phase 1 clinical trial evaluating PBCAR19B as, if approved, a potential best-in-class CD19-targeting CAR T cell therapy in adult patients with relapsed or refractory (“R/R”), B-cell malignancies. We plan to provide an update on our allogeneic CAR T pipeline in June 2022, including our PBCAR0191, PBCAR19B and PBCAR269A programs.

Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers. PBCAR0191 is designed to avoid graft-versus-host disease, a significant complication associated with donor-derived, cell-based therapies. In December 2021, we announced a Phase 1 data update, in which a 100% overall response rate (6/6) and a 66% complete response rate (4/6) was observed among patients that previously received an autologous CAR T therapy and progressed. We prioritized enrollment of this high unmet need patient population as a potential path for PBCAR0191. We plan to provide a program update on PBCAR0191 in June 2022.

PBCAR19B is a novel immune-evading stealth cell candidate employing a single-gene edit in an effort to knock-down beta-2 microglobulin designed for evading T cell rejection, while also inserting a human leukocyte antigen E transgene to further evade rejection from natural killer cells. We initiated a clinical trial of PBCAR19B in patients with R/R non-Hodgkin’s lymphoma (“NHL”) in mid-2021 and plan to commence dosing in the third quarter of 2022 at the next dose level with clinical trial material from an optimized manufacturing process. We plan to provide a program update on PBCAR19B in June 2022.

PBCAR269A is an investigational allogeneic CAR T cell candidate targeting B-cell maturation antigen (“BCMA”) for R/R multiple myeloma. We are evaluating PBCAR269A in a Phase 1/2a study in combination with nirogacestat, a gamma secretase inhibitor developed by SpringWorks Therapeutics. The first patient was dosed in the combination arm in June 2021 and we expect to provide a program update on PBCAR269A in June 2022.

In November 2021, we announced that we will not continue development for PBCAR20A based on data observed to date in a heterogeneous R/R NHL population previously treated with anti-CD20 monoclonal antibodies, as treatment with PBCAR20A did not result in compelling response rates in a Phase 1/2a clinical study. While this study provided important information regarding allogeneic CAR T dosing and lymphodepletion regimens, we intend to focus our clinical efforts in R/R lymphoma on CD19 targeting programs, as we believe CD19 is a more robust antigenic target in R/R heterogeneous NHL populations. All subjects enrolled in the study and evaluated for treatment with PBCAR20A had acceptable tolerability with no GvHD, no Grade ≥ 3 cytokine release syndrome, and no Grade ≥ 3 neurotoxicity.

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

In the in vivo gene editing pipeline, we continue to target advancing three investigational new drug applications (“INDs”) or Clinical Trial Applications “(CTAs”) over the next three years, including trials to evaluate: PBGENE-PCSK9 for the treatment of familial hypercholesterolemia (“FH”), PBGENE-PH1 for the treatment of primary hyperoxaluria type 1 (“PH1”) and PBGENE-HBV for the treatment of chronic hepatitis B virus (“HBV”).

In August 2021, we entered into a development and license agreement (the “iECURE Agreement”) with iECURE, Inc. (“iECURE”). Under the iECURE Agreement, iECURE will advance our wholly owned PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in FH, with a CTA filing expected as early as the end of 2022. iECURE will also use our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other pre-specified rare genetic diseases, including ornithine transcarbamylase (“OTC”) deficiency, Citrullinemia Type 1 (“CTLN1”), phenylketonuria (“PKU”), and another program focused on liver disease. We received a partial equity stake in iECURE and are eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

We have initiated IND-enabling activities for our PBGENE-PH1 candidate designed to knock out the HAO1 gene as a potential one-time treatment for PH1. We commenced the latest ARCUS preclinical study for PBGENE-PH1 delivered by lipid nanoparticle (“LNP”) and expect to submit an IND/CTA in 2023 for our PH1 program.

Our gene editing program for chronic HBV applies ARCUS to knock out persistent covalently closed circular DNA and inactivate integrated HBV genomes, potentially achieving durable HBV S-antigen loss and reducing viral persistence. We will pursue clinical development of our PBGENE-HBV candidate using LNP delivery and expect to submit an IND/CTA in 2024 for our HBV program.

In December 2021, we announced our entry into an agreement with a syndicate of investors led by ACCELR8 to separate our wholly owned subsidiary, Elo Life Systems Inc (“Elo”), and create an independent food and agriculture business (“New Elo”). As partial consideration for the assets contributed and license granted to New Elo, we received a $10.0 million promissory note payable from New Elo (the “Note Receivable”) and common stock in New Elo. The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the New Elo’s Amended and Restated Certificate of Incorporation). The Note Receivable accrues interest at 2.00% per annum, and is payable annually on December 17th.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our initial public offering (“IPO”), private placements of our convertible preferred stock and convertible debt financings, at-the-market offerings of common stock, and borrowings on credit facilities.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. As of March 31, 2022, we had an accumulated deficit of $344.8 million.

Currently, operating expenses are decreasing as a result of our financial discipline, including evaluation of our priority programs. As our programs continue to advance, we expect our operating expenses will increase year-over-year in connection with our ongoing and planned clinical trials, anticipated IND and CTA filings, and potential BLA filings, and the expected expansion of our ex vivo and in vivo product development programs and capabilities. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. In addition, we expect to continue to incur additional costs associated with operating as a public company.

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

Impact of the COVID-19 Pandemic

We are closely monitoring how the ongoing COVID-19 pandemic and variants thereof continues to affect our employees, business, preclinical studies and clinical trials. We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of our employees and the community. We have implemented measures to mitigate exposure risks and support operations. We initiated a health and safety program addressing use of face masks, mandatory vaccinations, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities. We have also implemented temperature and symptom screening procedures at each location, and we have communicated to all our Precisioneers that if they are not comfortable coming to work, regardless of role, then they do not have to do so.

We are working closely with our clinical sites, physician partners and the patient community to monitor and manage the impact of the COVID-19 pandemic and variants thereof. We remain committed to our clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic and variants thereof have caused, and are likely to continue to cause, delays in our clinical trial site activation and impact our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. We expect that the COVID-19 pandemic and variants thereof may continue to impact our business, including our preclinical studies and clinical trials. The impact of the COVID-19 pandemic and variants thereof on our preclinical studies and any further impact to our clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The CARES Act was signed into law on March 27, 2020, which provides for, among other things, the deferral of the deposit and payment of certain taxes. Pursuant to the CARES Act, we have continued to elect to defer payment of a portion of the employer’s share of social security taxes since May 1, 2020. See “Risk Factors— The ongoing novel coronavirus disease, COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials” in Part II. Item 1A. of this Quarterly Report on Form 10-Q.

Collaborations

Eli Lilly and Company

In January 2021, we closed a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (as amended, the “Development and License Agreement”) with Eli Lilly and Company (“Lilly”) to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated Duchenne muscular dystrophy (“DMD”), a liver-directed target and a central nervous system directed target, and has the right to nominate up to three additional gene targets for genetic disorders over the Nomination Period. Lilly may extend the Nomination Period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Development and License Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

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

During the three months ended March 31, 2022 and March 31, 2021, we recognized revenue under the agreement with Lilly of approximately $3.3 million and $5.4 million, respectively. Deferred revenue related to the agreement with Lilly amounted to $85.4 million and $88.3 million as of March 31, 2022 and December 31, 2021, of which $19.7 million and $21.2 million, respectively, was included in current liabilities within the condensed consolidated balance sheets.

iECURE

In August 2021, we entered into the iECURE Agreement under which iECURE plans to advance the Company’s PBGENE-PCSK9 candidate through Phase 1 studies and gain access to our PCSK9-directed ARCUS nuclease to develop four other pre-specified rare gene editing therapies for genetic diseases.

Pursuant to the iECURE Agreement, we retain the rights to PBGENE-PCSK9, including all products developed for genetic indications with increased risk of severe cardiovascular events such as FH. In return, we granted iECURE a license to use its PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four other pre-specified rare genetic diseases, including OTC deficiency, CTLN1, PKU, and another program focused on liver disease. Simultaneously with the entry into the iECURE Agreement, we entered into an Equity Issuance Agreement with iECURE, pursuant to which iECURE granted us partial equity ownership in iECURE as partial consideration for the license to use our PCSK9-directed ARCUS nuclease. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

As further discussed in Note 9, Collaboration and License Agreements, the fair value of the costs to be incurred by iECURE to progress our PBGENE-PCSK9 candidate through a Phase 1 clinical trial of $17.4 million was recorded to the prepaid expenses and other assets line items of the condensed consolidated balance sheets. During the three months ended March 31, 2022, we recognized $0.7 million of research and development expense related to amortization of the PCSK9 prepaid. As of March 31, 2022, the remaining balance of the PCSK9 prepaid was $12.2 million, which is included in the prepaid expenses and other assets line items of the condensed consolidated balance sheets in the amounts of $9.8 million and $2.4 million, respectively.

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

Pursuant to the Servier Agreement, we had developed certain allogeneic CAR T candidates, including PBCAR0191 and the stealth cell PBCAR19B, each targeting CD19, as well as four additional product targets under the Servier Agreement.  Pursuant to the terms of the Program Purchase Agreement, we regained full global rights to research, develop, manufacture and commercialize products resulting from such programs, with sole control over all activities. Additionally, per the terms of the Program Purchase Agreement we do not have an obligation to continue development of the Servier Targets. With respect to products directed to CD19, Servier has certain rights of negotiation, which may be exercised during a specified time period if we elect to initiate a process or entertain third party offers for partnering such products.

Pursuant to the terms of the Program Purchase Agreement, we made a payment of $1.25 million in cash to Servier and agreed to waive earned milestones totaling $18.75 million that would have been otherwise payable to us.

The Program Purchase Agreement also requires us to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from our continued development and commercialization of the programs, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If we enter into specified product partnering transactions, the Program Purchase Agreement requires us to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties. For additional discussion of accounting for payment obligations arising from the Program Purchase Agreement, refer to Note 4 of the condensed consolidated financial statements, “Commitments and Contingencies.”

We recognized no revenue under the agreement with Servier during the three months ended March 31, 2022. During the three months ended March 31, 2021, we recognized revenue under the agreement with Servier of approximately $10.3 million.  We did not have deferred revenue related to the agreement with Servier as of March 31, 2022 or December 31, 2021.

Tiziana

In September 2021, we entered into an exclusive license agreement to evaluate Tiziana’s foralumab, a fully human anti-CD3 monoclonal antibody, as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. We will investigate foralumab first in combination with an anti-CD19 CAR T and plan an IND update as early as 2022 to enable combination use.

SpringWorks Therapeutics

In September 2020, we entered into a Clinical Trial Collaboration Agreement with SpringWorks. Pursuant to such agreement, PBCAR269A will be evaluated in combination with nirogacestat, SpringWorks’ investigational gamma secretase inhibitor, in patients with R/R multiple myeloma. Under the terms of the agreement, we will bear all costs associated with the conduct of the clinical trial including providing PBCAR269A for use in the trial, and SpringWorks is responsible for providing nirogacestat at its sole cost and expense. The first patient was dosed in the combination arm in June 2021.

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

•

costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and ongoing and future clinical trials, including the costs of contract manufacturing organizations (“CMOs”), and our Manufacturing Center for Advanced Therapeutics (“MCAT”) facility that will manufacture our clinical trial material for use in our preclinical studies and ongoing and potential future clinical trials;

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

Research and development activities are central to our business model. Currently, research and development expenses are decreasing as a result of our financial discipline, including our decision to discontinue development of PBCAR20A to allow prioritization of our other clinical programs, decreased external clinical trial material costs and discontinued investment in the development of food and agricultural product candidates following the separation of Elo in 2021. However, we ultimately expect that our research and development expenses will increase in the foreseeable future and will comprise a larger percentage of our total expenses as we continue to progress our clinical trials for our ex vivo allogeneic CAR T immunotherapies, particularly if we pursue pivotal clinical trials, and conduct preclinical research and IND/CTA enabling activities for our in vivo pipeline of therapies for genetic and infectious diseases.

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

•	increased costs of additional clinical sites to address slowed enrollment or site initiation due to the impact of the COVID-19 pandemic and variants thereof or any similar pandemic;
•	uncertainties in clinical trial design and patient enrollment rates;
•	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the timing and receipt of any marketing approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, consulting fees, recruitment-related costs and other employee-related costs, including share-based compensation, for personnel in our executive, finance, business development, operations and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

We expect that our general and administrative expenses will increase in the future to meet our growing infrastructure needs.

Loss from Equity Method Investments

Loss from equity method investments represents our proportionate share of the net loss of New Elo, our equity method investee.

Interest Expense

Interest expense consists of interest payments and debt discount amortization on debt outstanding.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and Note Receivable.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and March 31, 2021, together with the changes in those items:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Revenue	$3,317	$16,349	$(13,032)
Operating expenses:
Research and development	19,972	25,593	(5,621)
General and administrative	10,691	9,498	1,193
Total operating expenses	30,663	35,091	(4,428)
Operating loss	(27,346)	(18,742)	(8,604)
Other income (expense):
Loss from equity method investments	(952)	—	(952)
Interest expense	(42)	—	(42)
Interest income	172	53	119
Total other income (expense), net	(822)	53	(875)
Net loss	$(28,168)	$(18,689)	$(9,479)

Revenue

Revenue for the three months ended March 31, 2022 was $3.3 million, compared to $16.3 million for the three months ended March 31, 2021. The decrease of $13.0 million in revenue during the three months ended March 31, 2022 was primarily the result of a $10.3 million decrease in revenue recognized under the Servier Agreement as there has not been any related revenue recognized under the Servier Agreement subsequent to full satisfaction of the performance obligation upon the execution of the Program Purchase Agreement in April 2021, a $2.1 million decrease in revenue recognized under the Lilly Agreement, and a $0.6 million decrease in revenue recognized from an agriculture partnering collaboration.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$1,415	$2,216	$(801)
CD20 external development costs	372	789	(417)
BCMA external development costs	361	1,056	(695)
CD19B external development costs	457	1,259	(802)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	9,233	10,602	(1,369)
Amortization of PCSK9 Prepaid	746	-	746
Laboratory supplies and services	3,271	3,784	(513)
Sublicensing royalty payable to Duke	-	1,111	(1,111)
Outsourced research and development	850	598	252
CMOs and research organizations	54	284	(230)
Laboratory equipment and maintenance	223	489	(266)
Facility-related costs	641	900	(259)
Depreciation and amortization	1,652	1,833	(181)
Licensing fees	680	546	134
Other research and development costs	17	126	(109)
Total research and development expenses	$19,972	$25,593	$(5,621)

Research and development expenses for the three months ended March 31, 2022 were $20.0 million, compared to $25.6 million for the three months ended March 31, 2021. The decrease of $5.6 million in research and development expense was primarily due to a decrease of $2.7 million in direct research and development expenses related to our product candidates. Specifically, the decrease in CD19 external development costs was primarily due to decreased clinical trial material manufacturing costs, the decrease in CD20 external development costs was the result of our decision not to continue development of PBCAR20A, the decrease in BCMA external development costs was primarily driven by lower CRO expenses as a result of the prioritization of the combination arm evaluating PBCAR269A and nirogacestat as well as decreased clinical trial material manufacturing costs, and the decrease in CD19B external development costs was primarily due to lower CRO expenses as a result of study activation costs that were incurred in the three months ended March 31, 2021.

Further contributing to the decrease in research and development expenses during the three months ended March 31, 2022 was a $1.1 million decrease in the sublicensing royalty payable to Duke on the Lilly upfront payment that was received in 2021, and decreases of $1.4 million, $0.5 million, $0.3 million, and $0.3 million in employee-related costs, laboratory supplies and services, laboratory equipment and maintenance, and facility-related costs, respectively, which were driven by the separation of Elo in 2021. These decreases were partially offset by a $0.7 million increase in expense related to amortization of the iECURE PCSK9 prepaid as a result of costs incurred by iECURE in the three months ended March 31, 2022 to progress the Company’s PBGENE-PCSK9 candidate through a Phase 1 clinical trial.

General and Administrative Expenses

General and administrative expenses were $10.7 million for the three months ended March 31, 2022 compared to $9.5 million for the three months ended March 31, 2021. The increase of $1.2 million in general and administrative expenses was primarily due to increases of $1.3 million in employee-related costs associated with increased wages, share-based compensation, relocation and recruiting costs for key management personnel.

Loss from Equity Method Investments

Loss from equity method investments was $1.0 million during the three months ended March 31, 2022 and represented our proportionate share of New Elo’s net loss for such period. We did not have any equity method investments during the three months ended March 31, 2021.

Interest Expense

Interest expense was less than $0.1 million for the three months ended March 31, 2022, and consists of interest payments and debt discount amortization on debt outstanding during the three months ended March 31, 2022. No interest expense was incurred during the three months ended March 31, 2021.

Interest Income

Interest income was $0.2 million during the three months ended March 31, 2022, which primarily consists of income earned on the $10.0 million Note Receivable due from New Elo. Interest income was less than $0.1 million during the three months ended March 31, 2021, which consisted of interest income earned on our cash and cash equivalents.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the ongoing uncertainty related to the COVID-19 pandemic and variants thereof. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and variants thereof and its overall impact on our liquidity and future funding requirements remains uncertain as of the filing date of this Quarterly Report on Form 10-Q. See “Impact of the COVID-19 Pandemic” above and “Risk Factors— The ongoing novel coronavirus disease, COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials” in Part II. Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic and its variants on our business. Additionally, impacts from Russia’s war with Ukraine may present additional challenges in global market conditions that could impact our ability to secure additional funding.

We do not currently have any approved products and have never generated any revenue from product sales. Through the date of filing this Quarterly Report on Form 10-Q, we have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our convertible preferred stock and convertible debt financings, at-the-market offerings of common stock and borrowing on credit facilities. As of March 31, 2022, we had raised approximately $661.8 million of proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, at-the-market offerings of common stock as part of our shelf registration statement, upfront and milestone payments from customers and funding from other strategic alliances and grants.

We currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the SEC on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of March 31, 2022, we had sold 2,884,081 shares of our common stock in at-the-market offerings as part of our shelf registration statement, resulting in net proceeds of $27.2 million, after deducting agent commissions and issuance costs.

Cash Flows

Our cash and cash equivalents totaled $116.2 million and $193.5 million as of March 31, 2022 and 2021, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(28,872)	$68,072
Net cash used in investing activities	(818)	(1,125)
Net cash provided by financing activities	2,249	36,715
Increase (decrease) in cash and cash equivalents	$(27,441)	$103,662

Cash Provided by (Used in) Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses.  Cash provided by (used in) operating activities during the three months ended March 31, 2022 and March 31, 2021 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash used in operating activities during the three months ended March 31, 2022 was $28.9 million compared to $68.1 million provided by operating activities during the three months ended March 31, 2021.  The increase in cash used in operating activities in the three months ended March 31, 2022 was primarily due to the $100.0 million upfront payment received from Lilly in January 2021.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets.  Net cash used in investing activities during the three months ended March 31, 2022 was $0.8 million, compared to $1.1 million in the three months ended March 31, 2021.  The $0.3 million decrease in cash used in investing activities was due to a decrease in cash expenditures for purchases of laboratory equipment for our MCAT facility.

Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $2.2 million, compared to $36.7 million during the three months ended March 31, 2021.  The decrease in cash provided by financing activities during the three months ended March 31, 2022 was primarily due to the $35.0 million in proceeds received under the Stock Purchase Agreement with Lilly in January 2021 and a $1.0 million decrease in proceeds from stock option exercises, partially offset by a $1.6 million increase in proceeds from the offering of common stock, net of issuance costs.

Debt Obligations

Revolving Line

We may request advances on the Revolving Line up to an aggregate principal of $30.0 million. The Revolving Line matures and all outstanding principal amounts are due on June 23, 2023. The Company must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate on Revolving Line borrowings is a variable annual rate equal to the greater of (a) 2.75% above the Prime Rate (as defined in the Revolving Line), or (b) 6.00%. As of March 31, 2022, the outstanding principal balance on the Revolving Line was $2.5 million.

Funding Requirements

As a clinical stage company, we will continue to have funding requirements in connection with the continuation of our current clinical trials and planned initiation of additional clinical trials, potential IND, CTA and biologics license application (“BLA”) filings, and expected growth in our ex vivo and in vivo portfolios.

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts and available credit will allow us to fund our operating expense and capital expenditure requirements into mid-2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our clinical development for our CD19, CD19B, and BCMA programs as we progress clinical trials, including CRO costs;
•

the progress, costs and results of our additional research and preclinical development programs including our in vivo and ex vivo pipeline and our planned IND or CTA submissions and potential BLA filings;

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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity or debt financings, collaboration agreements, other third‑party funding, strategic alliances, licensing arrangements and marketing and/or distribution arrangements. See “Risk Factors – We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of our ability to generate and obtain adequate amounts of funding in connection with our continuing operations.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three months ended March 31, 2022, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (2) December 31, 2024, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $116.2 million, or 64% of our total assets, on March 31, 2022 and $143.7 million, or 68% of our total assets, on December 31, 2021. Interest income earned was $0.2 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $28.2 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $344.8 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our convertible preferred stock and convertible debt financings, at-the-market offerings of common stock, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

All of our current or future product candidates will require substantial additional development time and resources before we may realize revenue from product sales, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses have increased and we anticipate will continue to increase if and as we:

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

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts and available credit will allow us to fund our operating expense and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

In May 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PWB”), (as subsequently amended, the “Revolving Line”). Pursuant to the terms of the Revolving Line, we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million and the maturity date of the Revolving Line is June 23, 2023. As of March 31, 2022, we had $2.5 million in borrowings under our Revolving Line. Pursuant to the terms of the Revolving Line, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Our future profitability, if any, will depend in part on our ability and the ability of our collaborators to commercialize any products that we or our collaborators may develop in markets throughout the world. Commercialization of products in various markets could subject us to risks and uncertainties, including:

•	obtaining, on a country-by-country basis, the applicable marketing authorization from the competent regulatory authority;
•	the burden of complying with complex and changing regulatory, tax, accounting, labor and other legal requirements in each jurisdiction that we or our collaborators pursue;
•	reduced protection for intellectual property rights;
•	differing medical practices and customs affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	governmental controls, trade restrictions or changes in tariffs;
•	economic weakness, including inflation, political instability in particular foreign economies and markets, or civil unrest or war, such as the current conflict between Russia and Ukraine;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers;
•	foreign currency exchange rate fluctuations;
•	foreign reimbursement, pricing and insurance regimes; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

We and any collaborators are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities and sufficient resources at the FDA or foreign regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, we have not submitted a BLA or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We and any collaborators must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals.

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

On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

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

Similarly, in the EU, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products (1) that are intended for a life-threatening or chronically debilitating condition; and (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and applicants can benefit from specific regulatory assistance and scientific advice. Upon grant of a MA, orphan medicinal products are entitled to 10 years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. However, the 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

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

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. The ongoing pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains and manufacturing, including our own, have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the impact of COVID-19 and its variants and in accordance with guidance from the CDC and the State of North Carolina, we have implemented measures to mitigate exposure risks and support operations. The health and safety program we have initiated requiring use of face masks, mandatory vaccinations, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities, as well as temperature and symptom screening procedures at each location may not sufficiently protect our employees. We have communicated to our employees that based on their comfort level, regardless of role, they may elect not to come to work. Any additional resurgence of outbreaks, new regulatory orders or guidance, or self-imposed protective measures we impose could require reversal of our previously eased restrictions to our on-site activities and, as a result, adversely impact our business, including our preclinical studies and clinical trials.

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

As of March 31, 2022, we had 190 full-time employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

As of March 31, 2022, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its NOL carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State NOL carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 NOL carryforwards (and research tax credits) may expire prior to being used, and our NOL carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. If our collaborations do not result in the successful development and commercialization of product candidates or technologies, or if one of our collaborators terminates its agreement with us, we may not receive any future funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates or technologies could be delayed, and we may need additional resources to develop such product candidates or technologies. For example, we waived earned, but unpaid milestone payments in connection with the termination of the Servier Agreement. If any of our collaborators terminates its agreement with us, we may be unable to find a suitable replacement collaborator or attract new collaborators and may need to raise additional capital to pursue further development or commercialization of the applicable product candidates or technologies. These events could delay development programs, negatively impact the perception of our company in business and financial communities or cause us to have to cease development of the product candidate covered by the collaboration arrangement. Failure to develop or maintain relationships with any current collaborators could result in the loss of opportunity to work with that collaborator or reputational damage that could impact our relationships with other collaborators in the relatively small industry communities in which we operate. Moreover, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators. If our existing collaboration agreements or any collaborative or strategic relationships we may establish in the future are not effective and successful, it may damage our reputation and business prospects, delay or prevent the development and commercialization of product candidates and inhibit or preclude our ability to realize any revenues.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents have been, and may in the future be, challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. For example, in 2019, the Patent Trial and Appeal Board (the “PTAB”), of the USPTO initiated two patent interferences involving a family of patents that have been issued to us and a pending patent application filed by a third party. Though the PTAB ultimately found that the third-party patent application did not satisfy written description requirements and rejected the related claims, maintaining the claims in all nine of our patents, any future interference proceedings could result in an adverse outcome, affecting our competitive position, including, without limitation, loss of some or all of our involved patent claims, limiting our ability to stop others from using or commercializing similar or identical technology and products, which could harm our business, financial condition and results of operations. Protecting our patent rights in connection with such proceeding may also be expensive and may involve the diversion of significant management time.

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

As of March 31, 2022, we had cash and cash equivalents of $116.2 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since March 31, 2022, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Precision BioSciences, Inc.

Date: May 9, 2022	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: May 9, 2022	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer)