Form 10-Q
period 2022-06-30
PRECISION BIOSCIENCES INC
filed 2022-08-08
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 110,818,008 shares of common stock, $0.000005 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, use and development of Licensed Products (as defined herein), planned preclinical studies and clinical trials, or discontinuance thereof, the status and results of our preclinical and clinical studies, including, the potential of our product candidates, if approved, to become best-in-class or first-in-class, expected release of interim data, expectations regarding our allogeneic chimeric antigen receptor T cell immunotherapy product candidates, expectations regarding the use and effects of ARCUS, including in connection with in vivo genome editing, collaborations and potential new partnerships or alternative opportunities for our product candidates, capabilities of our manufacturing facility, potential new application filings and regulatory approvals, research and development costs, timing, expected results and likelihood of success, plans and objectives of management for future operations, as well as the impact of the COVID-19 pandemic and variants thereof may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II. Item 1A. “Risk Factors” and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•	our ability to become profitable;
•	our ability to procure sufficient funding and requirements under our current debt instruments and effects of restrictions thereunder;
•	risks associated with raising additional capital;
•	our operating expenses and our ability to predict what those expenses will be;
•	our limited operating history;
•	the success of our programs and product candidates in which we expend our resources;
•	our limited ability or inability to assess the safety and efficacy of our product candidates
•	our dependence on our ARCUS technology;
•	the risk that other genome-editing technologies may provide significant advantages over our ARCUS technology;
•	the initiation, cost, timing, progress, achievement of milestones and results of research and development activities and preclinical and clinical studies;
•	public perception about genome editing technology and its applications;
•	competition in the genome editing, biopharmaceutical, and biotechnology fields;
•	our or our collaborators’ ability to identify, develop and commercialize product candidates;
•	pending and potential liability lawsuits and penalties against us or our collaborators related to our technology and our product candidates;
•	the U.S. and foreign regulatory landscape applicable to our and our collaborators’ development of product candidates;

•

our or our collaborators’ ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our or our collaborators’ ability to advance product candidates into, and successfully design, implement and complete, clinical trials;
•	potential manufacturing problems associated with the development or commercialization of any of our product candidates;
•	our ability to obtain an adequate supply of T cells from qualified donors;
•	our ability to achieve our anticipated operating efficiencies at our manufacturing facility;
•	delays or difficulties in our and our collaborators’ ability to enroll patients;
•	changes in interim “top-line” and initial data that we announce or publish;
•	if our product candidates do not work as intended or cause undesirable side effects;
•	risks associated with applicable healthcare, data protection, privacy and security regulations and our compliance therewith;
•	the rate and degree of market acceptance of any of our product candidates;
•	the success of our existing collaboration agreements and our ability to enter into new collaboration arrangements;
•	our current and future relationships with and reliance on third parties including suppliers and manufacturers;
•	our ability to obtain and maintain intellectual property protection for our technology and any of our product candidates;
•	potential litigation relating to infringement or misappropriation of intellectual property rights;
•	our ability to effectively manage the growth of our operations;
•	our ability to attract, retain, and motivate executives and personnel;
•	market and economic conditions;
•	effects of system failures and security breaches;
•	effects of natural and manmade disasters, public health emergencies and other natural catastrophic events;
•	effects of the COVID-19 pandemic and variants thereof, or any pandemic, epidemic, or outbreak of an infectious disease;
•	effects of sustained inflation, supply chain disruptions and major central bank policy actions;
•	insurance expenses and exposure to uninsured liabilities;
•	effects of tax rules; and
•	risks related to ownership of our common stock, including fluctuations in our stock price.

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

•	Our future success depends on our key executives, as well as attracting, retaining and motivating qualified personnel.

Part I. Financial information

Item 1.  Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$184,135	$143,663
Accounts receivable	50,507	488
Prepaid expenses	12,632	17,434
Other current assets	418	169
Total current assets	247,692	161,754
Property, equipment, and software—net	23,053	25,154
Intangible assets—net	1,995	2,048
Right-of-use assets—net	3,595	4,180
Investment in equity securities	3,091	3,091
Equity method investment	1,351	3,751
Note receivable—net	7,054	6,879
Other assets	9,332	4,641
Total assets	$297,163	$211,498
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$797	$1,144
Accrued compensation	4,050	6,765
Accrued clinical and research and development expenses	4,186	4,028
Deferred revenue	41,514	21,244
Lease liabilities	1,927	1,822
Other current liabilities	1,449	977
Total current liabilities	53,923	35,980
Deferred revenue	104,048	67,015
Lease liabilities	3,823	4,813
Long term debt—net	22,119	2,478
Contract liabilities	10,000	10,000
Other noncurrent liabilities	227	44
Total liabilities	194,140	120,330
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 111,605,505 shares issued and 110,795,033 shares outstanding as of June 30, 2022; 61,712,577 shares issued and 60,902,105 shares outstanding as of December 31, 2021	—	—
Additional paid-in capital	479,853	408,795
Accumulated deficit	(375,878)	(316,675)
Treasury stock	(952)	(952)
Total stockholders’ equity	103,023	91,168
Total liabilities and stockholders’ equity	$297,163	$211,498

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$3,820	$68,805	$7,137	$85,154
Operating expenses
Research and development	22,936	37,235	42,908	62,828
General and administrative	10,485	9,938	21,176	19,436
Total operating expenses	33,421	47,173	64,084	82,264
Operating (loss) income	(29,601)	21,632	(56,947)	2,890
Other (expense) income:
Loss from equity method investment	(1,448)	—	(2,400)	—
Interest expense	(178)	(24)	(220)	(24)
Interest income	192	48	364	101
Total other (expense) income, net	(1,434)	24	(2,256)	77
Net (loss) income	$(31,035)	$21,656	$(59,203)	$2,967

Net (loss) income per share
Basic	$(0.46)	$0.38	$(0.92)	$0.05
Diluted	$(0.46)	$0.36	$(0.92)	$0.05

Weighted average shares of common stock outstanding
Basic	67,954,688	57,739,622	64,512,356	57,185,402
Diluted	67,954,688	59,841,638	64,512,356	59,647,367

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- January 1, 2021	53,503,124	$—	$331,450	$(286,073)	$(952)	$44,425
Stock option exercises	676,791	—	1,297	—	—	1,297
Issuance of common stock under employee stock purchase plan	90,796	—	418	—	—	418
Share-based compensation expense	—	—	3,632	—	—	3,632
Issuance of common stock to collaboration partners	3,762,190	—	27,739	—	—	27,739
Net loss	—	—	-	(18,689)	—	(18,689)
Balance- March 31, 2021	58,032,901	$—	$364,536	$(304,762)	$(952)	$58,822
Stock option exercises	766,767	—	1,353	—	—	1,353
Share-based compensation expense	—	—	3,896	—	—	3,896
Proceeds from issuance of common stock, net of issuance cost	1,293,754	—	14,826	—	—	14,826
Net income	—	—	—	21,656	—	21,656
Balance- June 30, 2021	60,093,422	$—	$384,611	$(283,106)	$(952)	$100,553

Balance- January 1, 2022	61,712,577	$—	$408,795	$(316,675)	$(952)	$91,168
Stock option exercises	233,001	—	340	—	—	340
Issuance of common stock under employee stock purchase plan	78,060	—	282	—	—	282
Share-based compensation expense	—	—	4,390	—	—	4,390
Proceeds from issuance of common stock, net of issuance cost	561,405	—	1,647	—	—	1,647
Net loss	—	—	—	(28,168)	—	(28,168)
Balance- March 31, 2022	62,585,043	$—	$415,454	$(344,843)	$(952)	$69,659
Stock option exercises	78,234	—	38	—	—	38
Share-based compensation expense	—	—	5,138	—	—	5,138
Proceeds from issuance of common stock, net of issuance cost	36,274,651	—	47,670	—	—	47,670
Issuance of common stock to collaboration partners	12,407,440	—	11,553	—	—	11,553
Restricted stock units vested	260,137	—	—	—	—	-
Net loss	—	—	—	(31,035)	—	(31,035)
Balance- June 30, 2022	111,605,505	$—	$479,853	$(375,878)	$(952)	$103,023

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(59,203)	$2,967
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,897	4,542
Share-based compensation	9,528	7,528
Loss on disposal of assets	58	23
Non-cash interest expense	125	19
Amortization of right-of-use assets	585	588
Loss from equity method investment	2,400	—
Amortization of discount on note receivable	(175)	—
Changes in operating assets and liabilities:
Prepaid expenses	4,802	(2,695)
Accounts receivable	(50,019)	9,512
Other assets and other current assets	(4,779)	(200)
Accounts payable	(575)	192
Other liabilities and other current liabilities	(2,711)	(905)
Deferred revenue	43,856	6,099
Lease liabilities and right-of-use assets	(885)	(937)
Contract liabilities	—	10,000
Net cash (used in) provided by operating activities	(53,096)	36,733
Cash flows from investing activities:
Purchases of property, equipment and software	(1,597)	(2,815)
Net cash used in investing activities	(1,597)	(2,815)
Cash flows from financing activities:
Proceeds from stock option exercises	378	2,647
Proceeds from employee stock purchase plan	282	418
Proceeds from offering of common stock, net of issuance costs	49,535	9,705
Proceeds from issuance of common stock to collaboration partners	25,000	35,000
Borrowings from revolving credit facility, net of issuance costs paid to lender	19,970	—
Proceeds from issuance of term loan, net of issuance costs paid to lender	—	2,470
Payments of debt issuance costs	—	(13)
Net cash provided by financing activities	95,165	50,227
Net increase in cash and cash equivalents	40,472	84,145
Cash and cash equivalents—beginning of period	143,663	89,798
Cash and cash equivalents —end of period	$184,135	$173,943

Supplemental disclosures of noncash activities:
Property, equipment and software additions included in accounts payable and accrued expenses other current liabilities	$505	$308
Common stock issuance costs included in accrued expenses	$190	—
Cash paid for interest	$103	5
Unsettled at-the-market issuances of common stock included in other current assets	—	$5,121
Contract liability accrual related to Servier Program Purchase Agreement milestones	—	$10,000

See notes to condensed consolidated financial statements

Precision BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On June, 21, 2022, the Company issued and sold 35,971,224 shares of the Company’s common stock at an offering price of $1.39 per share, resulting in net proceeds of approximately $46.7 million, after deducting underwriting discounts and commission of approximately $3.0 million and issuance costs of approximately $0.3 million.

Management believes that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, which includes the receipt of an upfront cash payment of $50.0 million under the Novartis Agreement (as defined below) in July 2022, as previously disclosed, expected operational receipts and available credit will allow the Company to fund its operating expense and capital expenditure requirements to the end of 2024. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position as of June 30, 2022 and condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated cash flows for the six months ended June 30, 2022 and 2021, have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the six months ended June 30, 2022, the Company recorded cumulative catch up adjustments on its contracts with customers that decreased revenue by $3.4 million; the cumulative catch-up adjustments resulted from changes in total estimated effort required to satisfy performance obligations.

Invoices issued as stipulated in contracts prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in the accompanying condensed consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in the other current assets line item in the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2022, the Company recorded $7.1 million in revenue that was included in deferred revenue as of December 31, 2022.

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

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of June 30, 2022 there were 2,281,621 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of June 30, 2022, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 6,589,999 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of June 30, 2022, 706,151 shares were available to be issued under the 2019 Plan. The 2019 Plan had 9,464,798 stock options and 2,000,199 restricted stock units (“RSUs”) outstanding as of June 30, 2022.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of June 30, 2022, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 1,647,499 shares pursuant to this provision. No more than 5,250,000 shares of our common stock may be issued under our 2019 ESPP. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2022, the Company had issued 331,175 shares under the 2019 ESPP. As of June 30, 2022, 1,841,324 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of less than $0.1 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (“Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 3,000,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of June 30, 2022, 608,017 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 2,168,321 stock options and 223,662 RSUs outstanding as of June 30, 2022.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee	$4,208	$3,513	$7,762	$6,791
Nonemployee	930	383	1,766	737
	$5,138	$3,896	$9,528	$7,528

Share-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,146	$2,271	$4,158	$4,353
General and administrative	2,992	1,625	5,370	3,175
	$5,138	$3,896	$9,528	$7,528

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	79.86%	79.13%
Weighted-average risk-free interest rate	2.90%	2.35%
Expected term of options (in years)	6.08	6.08
Weighted-average fair value per option	$1.25	$2.02

The expected volatility rates are estimated based on the actual volatility of a peer group comprising the Company and other comparable public companies over the expected term. The expected term represents the average time that stock options that vest are expected to be outstanding. The Company does not have sufficient history of exercising stock options to estimate the expected term of employee stock options and thus utilizes a weighted value considering actual history and estimated expected term based on the midpoint of final vest date and expiration date. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected term of the option.

The following table summarizes activity in the Company’s stock option plans for the six months ended June 30, 2022:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of January 1, 2022	9,920,314	$9.28
Granted	5,608,110	2.93
Exercised	(311,235)	1.22
Forfeited/canceled	(1,302,449)	9.73
Balance as of June 30, 2022	13,914,740	$6.86

The intrinsic value of stock options exercised was $0.7 million and $12.8 million during the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022, the Company granted 1,826,307 RSUs with a grant date fair value of $6.6 million. The fair value of each award was determined based on the market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2022:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of January 1, 2022	773,503	11.29
Granted	1,826,307	$3.64
Forfeited	(115,812)	8.01
Vested	(260,137)	11.34
Unvested RSUs as of June 30, 2022	2,223,861	$5.17

There was approximately $40.4 million of total unrecognized compensation cost related to unvested stock options and RSUs as of June 30, 2022, which is expected to be recognized over a weighted-average period of 2.6 years.
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

The Company is working closely with its clinical sites, physician partners and the patient community to monitor and manage the ongoing impact of the COVID-19 pandemic and variants thereof. The Company remains committed to its clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic and variants thereof have caused, and are likely to continue to cause, delays in the Company’s clinical trial site activation and impacted its ability to enroll patients. The Company may also experience other difficulties, disruptions or delays in conducting preclinical studies, initiating, enrolling, conducting or completing its planned and ongoing clinical trials or supply chain disruptions, and the Company may incur other unforeseen costs as a result. While the extent to which the COVID-19 pandemic and variants thereof may continue to impact the Company’s future results will depend on future developments, the pandemic and associated economic impacts, including sustained inflation, supply chain disruptions and major central bank policy actions, which could result in a material impact to the Company’s future financial condition, results of operations and cash flows. Future economic impacts associated with the COVID-19 pandemic and variants thereof such as sustained inflation, supply chain disruptions and major central bank policy actions may have a negative impact on our preclinical studies and clinical trials.

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

Regulatory and Commercial Milestones

Management assessed the likelihood of each of the regulatory and commercial milestones included in the Program Purchase Agreement in accordance with ASC 450, Contingencies (“ASC 450”). If the assessment of a contingency indicates that it is probable that the milestone will be achieved and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. Accordingly, a $10.0 million financial contract liability was accrued in the six months ended June 30, 2021 and is included in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Product Partnering Transaction Consideration Due to Servier

Per the terms of the Program Purchase Agreement, should the Company enter into a product partnering transaction with respect to any of the targets previously nominated by Servier, the Company will pay Servier a percentage of the proceeds received. In accordance with ASC 450 management concluded that the amount of proceeds due to Servier as a result of a future product partnering transaction, if any, cannot be reasonably estimated as of the date of this Quarterly Report on Form 10-Q. As such, no contingency for this provision was included in the condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.

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

Future lease payments under non-cancelable operating leases with terms of greater than one year as of June 30, 2022, were as follows:

(in thousands)	June 30, 2022
2022 (excluding the six months ended June 30, 2022)	$1,138
2023	2,323
2024	1,594
2025	529
2026	545
2027 and beyond	372
Total lease payments	6,501
Less: imputed interest	751
Total operating lease liabilities	$5,750

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

Elo Loan

In May 2021, prior to the Elo Transaction, Elo Life Systems, Inc. entered into a loan and security agreement with Pacific Western Bank (“PWB”) for a term loan (the “Elo Loan”) in the amount of $2.5 million. On December 14, 2021, the Company repaid all outstanding principal and interest on the Elo Loan with proceeds from the Revolving Line (defined below).

Revolving Line

Pursuant to the terms of the loan and security agreement with PWB (as amended from time to time, the “Revolving Line”) the Company may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million.

In May 2022, the Company and PWB executed the Seventh Amendment to the Revolving Line (the “Revolving Line Amendment”). Upon the execution of the Revolving Line Amendment, the interest rate on credit advances was modified to the greater of (a) 0.75% above the Prime rate (as defined in the Revolving Line) and (b) 4.25%.

In July 2022, the maturity date of the Revolving Line was extended to June 23, 2024 upon the Company’s receipt of $100.0 million in aggregate new gross proceeds (as defined in the Revolving Line Amendment). All outstanding principal amounts under the Revolving Line are due on the maturity date. The Company must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

In December 2021, the Company borrowed $2.5 million under the Revolving Line to pay all outstanding principal on the Elo Loan. In May 2022, the Company borrowed an additional $20.0 million under the Revolving Line. As of June 30, 2022, $22.5 million was outstanding under the Revolving Line and the unamortized Revolving Line debt discount balance was $0.4 million. As of June 30, 2022, the stated interest rate on the Revolving Line was 5.50% and the effective interest rate was 6.50%.

NOTE 6:	Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the six months ended June 30, 2022 and expects to continue to incur losses through the remainder of fiscal year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of June 30, 2022, the Company had no uncertain tax positions that required the establishment of a reserve.
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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of June 30, 2022 the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. As of December 31, 2021, the Company held an insignificant amount of cash equivalents which were composed of investments in money market funds. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets. Investments in repurchase agreements are classified within Level 2 of the fair value hierarchy as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE granted the Company partial equity ownership in iECURE (the “iECURE equity”) as partial consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases (the “PCSK9 license”). On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no assessed change in the fair value of the iECURE equity during the six months ended June 30, 2022.

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

Debt Fees

In connection with the Revolving Line Amendment and $20.0 million borrowing under the Revolving Line in May 2022, the Company is required to pay a success fee upon the achievement of a success fee event (as defined in the Revolving Line) and a final payment fee upon maturity of the Revolving Line. The success fee and final payment fee (the “Debt Fees”) were determined to be derivatives under ASC 815, therefore these fees were initially measured at fair value and recorded as debt discount that will be amortized to interest expense over the term of the Revolving Loan. Accordingly, the Company will adjust the carrying value of the Debt Fees to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no assessed change in the fair value of the Debt Fees during the six months ended June 30, 2022.

The Company classifies the Debt Fees within Level 2 of the fair value hierarchy as the assessed fair value was based on observable market inputs including the Company’s current borrowing rate on the Revolving Line. The success fee and final payment fee are included in the other current liabilities and other liabilities line items of the condensed consolidated balance sheets, respectively, as of June 30, 2022.

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

June 30, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$15	$15	$—	$—
Repurchase agreements	75,000	—	75,000
Investment in iECURE	3,091	—	—	3,091
	$78,106	$15	$75,000	$3,091

Liabilities
Success fee	$150	$—	$150	$—
Final payment fee	204	—	204	—
	$354	$—	$354	$—

December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$12	$12	$—	$—
Investment in iECURE	3,091	—	—	3,091
	$3,103	$12	$—	$3,091

NOTE 8:	Elo Transaction

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

However, as the Company owns approximately 55% of the voting shares in New Elo, it was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of New Elo. As such, the Company accounts for its investment in New Elo under the equity method.

The Company’s proportionate share of New Elo’s net loss for the three and six months ended June 30, 2022 was $1.4 million and $2.4 million, respectively, resulting in a decrease in the carrying value of the Investment in New Elo and corresponding loss from equity method investment.

NOTE 9:	COLLABORATION AND LICENSE AGREEMENTS

Collaboration and License Agreement with Novartis

On June 14, 2022, the Company entered into a collaboration and license agreement (the “Novartis Agreement”) with Novartis Pharma AG ( “Novartis”), which became effective on June 15, 2022 (the “Novartis Effective Date”), to collaborate to discover and develop in vivo gene editing products incorporating our custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain diseases (as defined in the Novartis Agreement, the “Licensed Products”). Any initial Licensed Products will be developed for the potential treatment of certain hemoglobinopathies, including sickle cell disease and beta thalassemia.

Pursuant to the terms of the Novartis Agreement, the Company will develop an ARCUS nuclease and conduct in vitro characterization for the Licensed Products, with Novartis then assuming responsibility for all subsequent development, manufacturing and commercialization activities. Novartis will receive an exclusive license for, and be required to use commercially reasonable efforts to conduct all subsequent research, development, manufacture and commercialization activities with respect to the Licensed Products. The Company will initially develop a single, custom ARCUS nuclease for a defined “safe harbor” target site for insertion of specified therapeutic payloads in the patient’s genome (the “Initial Nuclease”) for Novartis to further develop as a potential in vivo treatment option for certain hemoglobinopathies, including sickle cell disease and beta thalassemia. Pursuant to the terms of the Novartis Agreement, Novartis may elect, subject to payment of a fee to the Company, to replace Licensed Products based on the Initial Nuclease with Licensed Products based on a second custom ARCUS nuclease the Company designs for gene editing of a specified human gene target associated with hemoglobinopathies (the “Replacement Nuclease”). Additionally, Novartis has the option, upon payment of a fee to the Company for each exercise of the option, to include Licensed Products utilizing the Initial Nuclease for insertion of up to three additional specified therapeutic payloads at the “safe harbor” target site, each intended to treat a particular genetic disease.  The exercise period for such option ends on the earlier of (a) the fourth anniversary of the Novartis Effective Date and (b) the replacement of the Initial Nuclease with the Replacement Nuclease as described above.

Upon execution of the Novartis Agreement, the Company invoiced Novartis $50.0 million for the upfront cash payment, which was received after quarter end. Additionally, on the Novartis Effective Date Novartis made an equity investment of $25.0 million in the Company’s common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, the Company issued and sold to Novartis 12,407,440 shares of the Company’s common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $2.01 per share. The price per share of the Company’s common stock under the Novartis Stock Purchase Agreement represented a 20% premium over the volume-weighted-average-price of the Company’s common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement. Management concluded that the Novartis Stock Purchase Agreement was to be combined with the Novartis Agreement for accounting purposes. Of the total $75.0 million upfront compensation, the Company applied equity accounting guidance to measure the $11.6 million recorded in equity upon the issuance of the shares, and $63.4 million was identified as transaction price allocated to the revenue arrangement.

Pursuant to the Novartis Stock Purchase Agreement, subject to certain exceptions, Novartis may not sell the Novartis Shares without the Company’s approval for a period of two years following the Novartis Effective Date. In addition, for a period of two years following the Novartis Effective Date, Novartis and its affiliates may not (a) effect or otherwise participate in, directly or indirectly, any acquisition of any of our securities or material assets, any tender offer or exchange offer, merger or other business combination or change of control involving the Company, any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company, or any solicitation of proxies or consents to vote any of the Company’s securities or (b) act with any other person, or publicly disclose any intention, to do any of the foregoing. The Novartis Stock Purchase Agreement also contains customary representations, warranties, and covenants of both parties.

On the Novartis Effective Date, the Company and Novartis also entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company has agreed, within the time periods specified in the Registration Rights Agreement, to register the resale of the Novartis Shares on a registration statement to be filed with the SEC. The Registration Rights Agreement contains customary indemnification provisions, and all registration rights terminate in their entirety effective on the first date on which there cease to be any Registrable Securities (as defined in the Registration Rights Agreement) outstanding.

The Company will also be eligible to receive milestone payments of up to an aggregate of approximately $1.4 billion as well as certain research funding. If Licensed Products resulting from the collaboration are approved and sold, the Company will also be entitled to receive tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of Licensed Products, subject to customary potential reductions. Novartis’s obligation to pay royalties to us expires on a country-by-country and Licensed Product-by-Licensed Product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following the first commercial sale of the Licensed Product.

Unless earlier terminated, the Novartis Agreement will remain in effect on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of a defined royalty term for each Licensed Product and country. Novartis has the right to terminate the Novartis Agreement without cause by providing advance notice to the Company. Either party may terminate the Novartis Agreement for material breach by the other party and a failure to cure such breach within the time period specified in the Novartis Agreement. The Company may also terminate the Novartis Agreement in the event that Novartis brings a challenge to our patents.

The Company assessed the Novartis Agreement in accordance with ASC 606 and concluded that the promises in the agreement represent transactions with a customer. The Company has determined that the promises associated with the research and development activities for each of the targets are not distinct because they are all based on the ARCUS proprietary genome editing platform. The Company has concluded that the agreement with Novartis contains the following promises: (i) license of intellectual property; (ii) performance of research and development (“R&D”) services, and (iii) Joint Steering Committee (“JSC”) participation. The Company determined that the license of intellectual property and R&D services were not distinct from each other, as the license and R&D services are highly interdependent upon one another. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. As such, the Company determined that these promises should be combined into a single performance obligation.

The Company recognizes revenue from the $50.0 million upfront cash payment, $13.4 million allocated to the transaction price from the Novartis Stock Purchase Agreement, and variable consideration on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation, which is based on the actual hours of research work performed relative to expected hours of research work to be incurred in the future to satisfy the performance obligation. Management will evaluate and adjust the total expected research effort for the performance obligation on a quarterly basis based upon actual research hours incurred to date relative to research hour forecasts. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

During the three and six months ended June 30, 2022 the Company did not recognize any revenue under the Novartis Agreement. Deferred revenue related to the Novartis Agreement amounted to $63.4 million as of June 30, 2022, of which $22.6 million, was included in current liabilities within the condensed consolidated balance sheets.

Development and License Agreement with Eli Lilly

On November 19, 2020, the Company, entered into a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (as amended, the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating the Company’s ARCUS nucleases. Lilly has initially nominated Duchenne muscular dystrophy, a liver-directed target and a central nervous system directed target. Under the terms of the Development and License Agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years. Lilly may extend the nomination period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Additionally, under the terms of the Lilly Agreement, Lilly has the option to replace up to two gene targets upon Lilly’s election and payment of a replacement target fee. Under the terms of the Lilly Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Lilly Agreement provides that the Company will be responsible for conducting certain pre-clinical research and investigational new drug application (“IND”) enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage the Company for additional clinical and/or initial commercial manufacture of licensed products.

Upon closing of the Lilly Agreement on January 6, 2021, the Company received an upfront cash payment of $100.0 million. The Company will also be eligible to receive milestone payments of up to an aggregate of $420.0 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, the Company will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product. Simultaneously with the entry into the Lilly Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Lilly Share Purchase Agreement”), pursuant to which Lilly purchased 3,762,190 shares of the Company’s common stock for a purchase price of $35.0 million. Management concluded that the Lilly Share Purchase Agreement was to be combined with the Lilly Agreement for accounting purposes. Of the total $135.0 million upfront compensation, the Company applied equity accounting guidance to measure the $27.7 million recorded in equity upon the issuance of the shares, and $107.3 million was identified as the transaction price allocated to the revenue arrangement.

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

The Company recognizes revenue from the $100.0 million upfront cash payment, $7.3 million allocated to the transaction price from the Lilly Share Purchase Agreement, and variable consideration on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation, which is based on the actual time of R&D activities performed relative to expected time to be incurred in the future to satisfy the performance obligation. Management evaluates and adjusts the total expected research effort for the performance obligation on a quarterly basis based upon actual research progress to date relative to research progress forecasts. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

During the three months ended June 30, 2022 and 2021, the Company recognized revenue under the Lilly Agreement of $3.8 million and $5.3 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized revenue under the Lilly Agreement of approximately $7.1 million and $10.7 million, respectively.  Deferred revenue related to the Lilly Agreement amounted to $82.1 million and $88.3 million as of June 30, 2022 and December 31, 2021, respectively, of which $18.9 million and $21.2 million was included in current liabilities within the condensed consolidated balance sheets.

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

Pursuant to the iECURE Agreement, the Company retains the rights to PBGENE-PCSK9, including all products developed for genetic indications with increased risk of severe cardiovascular events such as Familial Hypercholesterolemia (“FH”). In return, the Company granted iECURE a license to use its PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four other pre-specified rare genetic diseases, including ornithine transcarbamylase (“OTC”) deficiency, Citrullinemia Type 1 (“CTLN1”), phenylketonuria (“PKU”), and another program focused on liver disease. Simultaneously with the entry into the iECURE Agreement, the Company and iECURE entered into an Equity Issuance Agreement (the “iECURE Equity Issuance Agreement”), pursuant to which iECURE granted the Company partial equity ownership in iECURE as partial consideration for the PCSK9 license. Management concluded that the iECURE Equity Issuance Agreement was to be combined with the iECURE Development and License Agreement (together, the “iECURE Agreements”) for accounting purposes. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

The fair value of the iECURE equity at inception of the iECURE agreements was assessed to be $0.5 million and was initially recorded to the investment in equity securities line item of the condensed consolidated balance sheets. As further discussed in Note 7, “Fair Value Measurements,” on issuance, Management elected to account for the iECURE equity at fair value under ASC 825. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no assessed change in the fair value of the iECURE equity during the six months ended June 30, 2022. The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through Phase 1 studies (the “PCSK9 Prepaid”) was assessed to be $17.4 million and was recorded to the prepaid expenses and other assets line items of the condensed consolidated balance sheets in the amounts of $15.1 million and $2.3 million, respectively. The PCSK9 Prepaid will be amortized to research and development expense on a pro-rata basis as iECURE incurs costs to progress the PBGENE-PCSK9 candidate through Phase 1 studies.

During the six months ended June 30, 2022, the Company recognized $1.7 million of research and development expense related to amortization of the PCSK9 Prepaid. As of June 30, 2022, the remaining balance of the PCSK9 prepaid was $11.2 million, which was included in the prepaid expenses and other assets line items of the condensed consolidated balance sheets in the amounts of $4.2 million and $7.0 million, respectively.

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

The Company did not recognize any revenue under the Servier Agreement during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company recognized revenue under the Servier Agreement of approximately $72.9 million.  The Company did not have deferred revenue related to the Servier Agreement as of June 30, 2022 or December 31, 2021.

NOTE 10:	NET (LOSS) INCOME PER SHARE

The Company calculates basic net (loss) income per share by dividing net (loss) income for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted (loss) income per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive.

The computations of basic and diluted net (loss) income per share attributable to common stockholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income (in thousands)	$(31,035)	$21,656	$(59,203)	$2,967

Basic weighted average common shares	67,954,688	57,739,622	64,512,356	57,185,402
Dilutive impact of share-based awards	—	2,102,017	—	2,461,966
Diluted weighted-average common shares	67,954,688	59,841,638	64,512,356	59,647,367

Basic net (loss) income per share	$(0.46)	$0.38	$(0.92)	$0.05
Diluted net (loss) income per share	$(0.46)	$0.36	$(0.92)	$0.05

The following weighted-average common stock equivalents were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested Restricted Stock Units	2,310,570	208,488	1,780,491	105,402
Stock Options	723,854	4,192,400	1,227,993	3,707,571
Unsettled ESPP Contributions	36,645	25,735	24,700	17,157
Total common stock equivalents excluded from diluted net loss per share	3,071,069	4,426,623	3,033,184	3,830,130

NOTE 11:	SEGMENT REPORTING

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

We believe our CAR T cells are the only allogeneic CAR T cells in human clinical trials made with a single gene editing step designed to specifically avoid the potentially deleterious effects of making multiple edits to T cells. We are simultaneously conducting a Phase 1/2a clinical trial evaluating PBCAR0191, azercabtagene zapreleucel (azer-cel), as a potential first-in-class, if approved, and a Phase 1 clinical trial evaluating PBCAR19B as a potential best-in-class, if approved, CD19-targeting CAR T cell therapy in adult patients with relapsed or refractory (“R/R”), B-cell malignancies. We are also conducting a Phase 1/2a clinical trial evaluating PBCAR269A as an investigational allogeneic CAR T cell candidate targeting B-cell maturation antigen (“BCMA”) for R/R multiple myeloma in combination with nirogacestat, a gamma secretase inhibitor (“GSI”) developed by SpringWorks Therapeutics.

Made from donor-derived T cells modified using our ARCUS genome editing technology, PBCAR0191 recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers. PBCAR0191 is designed to avoid graft-versus-host disease, a significant complication associated with donor-derived, cell-based therapies. In June 2022, we provided an interim clinical update and outlined the opportunity for PBCAR0191 for the growing CAR T relapsed patient population with aggressive lymphomas. As of the May 31, 2022 data cutoff, continued positive efficacy results, including high overall and complete response (“CR”) rates and duration of response, and an improved adverse event profile have been observed among evaluable CAR T relapsed subjects. This included six subjects who received PBCAR0191 Dose Level (“DL”) 3 of 3 × 106 cells/kg with enhanced lymphodepletion of fludarabine 30 mg/m2/day × 4 days + cyclophosphamide 1000 mg/m2/day × 3 days (the “ASH Cohort”) and six subjects who received PBCAR0191 DL4b, a flat dose of 500 × 106 cells, with reduced dose lymphodepletion of fludarabine 30 mg/m2/day × 4 days + cyclophosphamide 750 mg/m2/day × 3 days since January 2022 (the “New Cohort”). Among 11 subjects evaluable for response, the program update reported efficacy across both the ASH Cohort and New Cohort achieved 100% (11/11) overall response rate (“ORR”) and 73% (8/11) CR rate. Six subjects were in ongoing response (up to 18+ months). In the ASH Cohort, 50% (3/6) of evaluable subjects had a response duration greater than six months. Among subjects treated with DL4b and reduced intensity lymphodepletion in the New Cohort, 100% CR was achieved among evaluable subjects (5/5). One subject was non-evaluable at the Day 28 assessment due to death from suspected fludarabine-associated neurotoxicity on Day 23. The subject had complete resolution of disease according to a CT scan on Day 21.

No Grade 3 or greater cytokine release syndrome (“CRS”) was observed in either dosing cohort. One Grade 3 immune effector cell-associated neurotoxicity syndrome (“ICANS”) was recorded in each cohort that rapidly resolved to Grade 1 within 24 to 48 hours. Two Grade 5 events associated with late occurring encephalopathy suspected to be related to fludarabine-associated neurotoxicity occurred in the New Cohort. There was no evidence of graft versus host disease in either cohort. Grade 3 or greater infections occurred less frequently in the New Cohort with one out of six (17%) subjects compared to four out of six (67%) subjects in the ASH Cohort.

We provided interim updates in June 2022 on the PBCAR19B and PBCAR269A allogeneic CAR T clinical programs. In the second half of 2022, we plan to continue dosing subjects with optimized PBCAR0191 in the CAR T relapsed patient population while further reducing the lymphodepletion dose to standard levels with the goal of improving upon the overall therapeutic index. We expect to provide the next update on our clinical ex vivo allogeneic CAR T programs toward year end 2022.

PBCAR19B is a novel immune-evading stealth cell candidate employing a single-gene edit that knocks-down beta-2 microglobulin to evade T cell rejection, while also inserting a human leukocyte antigen E transgene to further evade rejection from natural killer cells. A flat dose of 270 million cells following standard lymphodepletion of fludarabine 30 mg/m2/day × 3 days + cyclophosphamide 1000 mg/m2/day × 3 days has been administered to three subjects with R/R diffuse large B-cell lymphoma (“DLBCL”). We plan to commence dosing in the third quarter of 2022 at DL2 (flat dose of 540 million cells) with clinical trial material from an optimized manufacturing process.

PBCAR269A is an investigational allogeneic CAR T cell candidate targeting BCMA for R/R multiple myeloma. We have continued to enroll subjects in a Phase 1/2a study in combination with nirogacestat, a GSI developed by SpringWorks Therapeutics. We have completed DL2 (2.0 × 106 cells/kg) of PBCAR269A plus GSI and are initiating the next cohort at DL3 (480 ×106 cells flat dose) to further evaluate efficacy. To date, peak expansion rates observed at DL2 plus the GSI have been equivalent to DL4 (960 × 106 cells flat dose) monotherapy with no dose limiting toxicities observed.

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

In June 2022, we announced we entered into an exclusive in vivo gene editing research and development collaboration and license agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”) to develop a custom ARCUS nuclease that will be designed to insert, in vivo, a therapeutic transgene at a “safe harbor” location in the genome as a potential one-time transformative treatment option for diseases including certain hemoglobinopathies such as sickle cell disease and beta thalassemia. Under the terms of the Novartis Agreement, we will develop an ARCUS nuclease and conduct in vitro characterization, with Novartis then assuming responsibility for all subsequent research, development, manufacturing and commercialization activities.

Also in the in vivo gene editing pipeline, we continue our in vivo gene editing collaboration with Eli Lilly and Company (“Lilly”) in applying ARCUS nucleases to three initial targets, including Duchenne muscular dystrophy in muscle, a central nervous system directed target and a liver directed target. Our wholly owned programs include PBGENE-PCSK9 for the treatment of familial hypercholesterolemia (“FH”), PBGENE-PH1 for the treatment of primary hyperoxaluria type 1 (“PH1”) and PBGENE-HBV for the treatment of chronic hepatitis B virus (“HBV”).

We have initiated IND-enabling activities for our PBGENE-PH1 candidate designed to knock out the HAO1 gene as a potential one-time treatment for PH1. In the first quarter of 2022, we commenced a non-human primate (“NHP”) study for PBGENE-PH1 delivered by lipid nanoparticle (“LNP”) and are targeting an IND/CTA submission in 2023, subject to evaluation of data from the ongoing preclinical NHP study. Preclinical data for our PBGENE-PH1 was presented at the 2022 American Society of Gene and Cell Therapy (“ASGCT”) Annual Meeting and demonstrated a robust knockdown of the HAO1 protein in NHPs following a single administration of an ARCUS nuclease via adeno-associated virus (“AAV”).

Our gene editing program for chronic HBV applies ARCUS to knock out persistent covalently closed circular DNA and inactivate integrated HBV genomes, potentially achieving durable HBV S-antigen (“HBsAg”) loss and reducing viral persistence. In May 2022, data from this program was presented during the Gene Editing in Cancer and Complex Diseases oral session at the ASGCT Annual Meeting. The same month, we also announced preclinical data from our in vivo gene editing program targeting HBV was published online in Molecular Therapy. As reported in both forums, ARCUS efficiently targeted and degraded HBV cccDNA by 85% and reduced expression of HBsAg by 77% in HBV-infected primary human hepatocytes (“PHH”). Importantly, the optimized specificity of the ARCUS nuclease completely prevented detectable chromosomal translocations in the PHH model. To evaluate ARCUS in vivo, novel mouse and non-human primate models were developed that utilized an episomal AAV containing a portion of the HBV genome to serve as a surrogate for cccDNA. After administration of LNP containing ARCUS mRNA, high on-target editing and a robust decrease in the cccDNA surrogate was observed in both episomal models, along with a durable 96% reduction of HBsAg in mice. Our PBGENE-HBV candidate is in pre-clinical development and we are targeting an IND/CTA submission in 2024 following completion of pre-clinical and IND enabling studies.

In August 2021, we entered into a development and license agreement (the “iECURE Agreement”) with iECURE, Inc. (“iECURE”). Under the iECURE Agreement, iECURE will advance our wholly owned PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in FH. As of the date of this Quarterly Report on Form 10-Q, IND enabling activities for PBGENE-PCSK9 have not been completed. We are in discussions with iECURE and will provide an update on the program when more information is available. iECURE will also use our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other pre-specified rare genetic diseases, including ornithine transcarbamylase (“OTC”) deficiency, Citrullinemia Type 1 (“CTLN1”), phenylketonuria (“PKU”), and another program focused on liver disease. We received a partial equity stake in iECURE and are eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

In December 2021, we announced our entry into an agreement with a syndicate of investors led by ACCELR8 to separate our wholly owned subsidiary, Elo Life Systems, Inc. (“Elo”), and create an independent food and agriculture business (“New Elo”). As partial consideration for the assets contributed and license granted to New Elo, we received a $10.0 million promissory note payable from New Elo (the “Note Receivable”) and common stock in New Elo. The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the New Elo’s Amended and Restated Certificate of Incorporation). The Note Receivable accrues interest at 2.00% per annum, and is payable annually on December 17th.

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our initial public offering (“IPO”), private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market offerings of common stock, and borrowings on credit facilities.

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. As of June 30, 2022, we had an accumulated deficit of $375.9 million.

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

Impact of the COVID-19 Pandemic

We are closely monitoring how the ongoing COVID-19 pandemic and variants thereof continue to affect our employees, business, preclinical studies and clinical trials. We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of our employees and the community. We have implemented measures to mitigate exposure risks and support operations. We initiated a health and safety program addressing use of face masks, mandatory vaccinations, social distancing, sanitary handwashing practices, use of personal protective equipment stations, stringent cleaning and sanitization of all facilities and measures to reduce total occupancy in facilities. We have also implemented temperature and symptom screening procedures at each location.

We are working closely with our clinical sites, physician partners and the patient community to monitor and manage the impact of the COVID-19 pandemic and variants thereof. We remain committed to our clinical programs and development plans, however, disruptions, competing resource demands and safety concerns caused by the COVID-19 pandemic and variants thereof have caused, and are likely to continue to cause, delays in our clinical trial site activation and impact our ability to enroll patients. We may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. We expect that the COVID-19 pandemic and variants thereof will continue to impact our business, including our preclinical studies and clinical trials. The impact of the COVID-19 pandemic and variants thereof on our preclinical studies and any further impact to our clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence. Future economic impacts associated with the COVID-19 pandemic and variants thereof such as sustained inflation, supply chain disruptions and major central bank policy actions may have a negative impact on our preclinical studies and clinical trials.

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

Collaborations

Novartis Pharma AG

On June 14, 2022, we entered into the Novartis Agreement, which became effective on June 15, 2022 (the “Novartis Effective Date”), to collaborate to discover and develop in vivo gene editing products incorporating our custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain diseases (as defined in the Novartis Agreement, the “Licensed Products”). Any initial Licensed Products will be developed for the potential treatment of certain hemoglobinopathies, including sickle cell disease and beta thalassemia.

Pursuant to the terms of the Novartis Agreement, we will develop an ARCUS nuclease and conduct in vitro characterization for the Licensed Products, with Novartis then assuming responsibility for all subsequent development, manufacturing and commercialization activities. Novartis will receive an exclusive license for, and be required to use commercially reasonable efforts to conduct all subsequent research, development, manufacture and commercialization activities with respect to the Licensed Products. We will initially develop a single, custom ARCUS nuclease for a defined “safe harbor” target site for insertion of specified therapeutic payloads in the patient’s genome (the “Initial Nuclease”) for Novartis to further develop as a potential in vivo treatment option for certain hemoglobinopathies, including sickle cell disease and beta thalassemia. Pursuant to the terms of the Novartis Agreement, Novartis may elect, subject to payment of a fee to us, to replace Licensed Products based on the Initial Nuclease with Licensed Products based on a second custom ARCUS nuclease we design for gene editing of a specified human gene target associated with hemoglobinopathies (the “Replacement Nuclease”). Additionally, Novartis has the option, upon payment of a fee to us for each exercise of the option, to include Licensed Products utilizing the Initial Nuclease for insertion of up to three additional specified therapeutic payloads at the “safe harbor” target site, each intended to treat a particular genetic disease.  The exercise period for such option ends on the earlier of (a) the fourth anniversary of the Novartis Effective Date and (b) the replacement of the Initial Nuclease with the Replacement Nuclease as described above.

Upon execution of the Novartis Agreement, we invoiced Novartis $50.0 million for the upfront cash payment, which was received after quarter end. Additionally, on the Novartis Effective Date, Novartis made an equity investment of $25.0 million in our common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, we issued and sold to Novartis 12,407,440 shares of our common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $2.01 per share. The price per share of our common stock under the Novartis Stock Purchase Agreement represented a 20% premium over the volume-weighted-average-price of our common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement.

Pursuant to the Novartis Stock Purchase Agreement, subject to certain exceptions, Novartis may not sell the Novartis Shares without our approval for a period of two years following the Novartis Effective Date. In addition, for a period of two years following the Novartis Effective Date, Novartis and its affiliates may not (a) effect or otherwise participate in, directly or indirectly, any acquisition of any of our securities or material assets, any tender offer or exchange offer, merger or other business combination or change of control involving us, any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to us, or any solicitation of proxies or consents to vote any of our securities or (b) act with any other person, or publicly disclose any intention, to do any of the foregoing. The Novartis Stock Purchase Agreement also contains customary representations, warranties, and covenants of both parties.

On the Novartis Effective Date, we and Novartis also entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which we have agreed, within the time periods specified in the Registration Rights Agreement, to register the resale of the Novartis Shares on a registration statement to be filed with the SEC. The Registration Rights Agreement contains customary indemnification provisions, and all registration rights terminate in their entirety effective on the first date on which there cease to be any Registrable Securities (as defined in the Registration Rights Agreement) outstanding.

We will also be eligible to receive milestone payments of up to an aggregate of approximately $1.4 billion as well as certain research funding. If Licensed Products resulting from the collaboration are approved and sold, we will also be entitled to receive tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of Licensed Products, subject to customary potential reductions. Novartis’s obligation to pay royalties to us expires on a country-by-country and Licensed Product-by-Licensed Product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following the first commercial sale of the Licensed Product.

Unless earlier terminated, the Novartis Agreement will remain in effect on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of a defined royalty term for each Licensed Product and country. Novartis has the right to terminate the Novartis Agreement without cause by providing advance notice to us. Either party may terminate the Novartis Agreement for material breach by the other party and a failure to cure such breach within the time period specified in the Novartis Agreement. We may also terminate the Novartis Agreement in the event that Novartis brings a challenge to our patents.

During the three and six months ended June 30, 2022, we did not recognize any revenue under the Novartis Agreement. Deferred revenue related to the Novartis Agreement amounted to $63.4 million as of June 30, 2022, of which $22.6 million, was included in current liabilities within the condensed consolidated balance sheets.

Eli Lilly and Company

In January 2021, we closed a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (as amended, the “Lilly Agreement”) with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated Duchenne muscular dystrophy (“DMD”), a liver-directed target and a central nervous system directed target, and has the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years. Lilly may extend the Nomination Period for an additional two years from the date on which such initial nomination period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Lilly Agreement, Lilly will receive an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

In connection with the closing, we received an upfront cash payment of $100.0 million as well as $35.0 million from Lilly’s purchase of 3,762,190 newly issued shares of our common stock pursuant to a stock purchase agreement (the “Lilly Share Purchase Agreement”). We will also be eligible to receive milestone payments of up to an aggregate of $420.0 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, we will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product.

We have the right to elect to co-fund the clinical development of one licensed product, which may be selected from among the third or any subsequent licensed products to reach IND or CTA filing. If we elect to co-fund such licensed product, we would reimburse Lilly for a portion of the clinical development expenses for such product and, in exchange, each royalty tier with respect to net sales of such licensed product would be increased by a low single digit percentage. During the term of the Lilly Agreement, we may not (and may not license or collaborate with any third party to) research, develop, or commercialize any in vivo gene editing product directed against any gene targets that have been nominated and are subject to the Lilly Agreement.

Unless earlier terminated, the Lilly Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. Lilly has the right to terminate the Lilly Agreement for convenience by providing advance notice to us. Either party may terminate the Lilly Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the agreement or (ii) due to a challenge to its patents brought by the other party.

During the three months ended June 30, 2022 and 2021, the Company recognized revenue under the Lilly Agreement of $3.8 million and $5.3 million, respectively. During the six months ended June 30, 2022 and June 30, 2021, we recognized revenue under the Lilly Agreement of approximately $7.1 million and $10.7 million, respectively. Deferred revenue related to the Lilly Agreement amounted to $82.1 million and $88.3 million as of June 30, 2022 and December 31, 2021, of which $18.9 million and $21.2 million, respectively, was included in current liabilities within the condensed consolidated balance sheets.

iECURE

In August 2021, we entered into the iECURE Agreement under which iECURE plans to advance our PBGENE-PCSK9 candidate through Phase 1 studies and gain access to our PCSK9-directed ARCUS nuclease to develop four other pre-specified rare gene editing therapies for genetic diseases.

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

During the six months ended June 30, 2022, we recognized $1.7 million of research and development expense related to amortization of the PCSK9 prepaid. As of June 30, 2022, the remaining balance of the PCSK9 prepaid was $11.2 million, which is included in the prepaid expenses and other assets line items of the condensed consolidated balance sheets in the amounts of $4.2 million and $7.0 million, respectively.

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

We recognized no revenue under the agreement with Servier during the six months ended June 30, 2022. During the six months ended June 30, 2021, we recognized revenue under the agreement with Servier of approximately $72.9 million.  We did not have deferred revenue related to the agreement with Servier as of June 30, 2022 or December 31, 2021.

Tiziana

In September 2021, we entered into an exclusive license agreement to evaluate Tiziana’s foralumab, a fully human anti-CD3 monoclonal antibody, as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. We will investigate foralumab first in combination with an anti-CD19 CAR T.

SpringWorks Therapeutics

In September 2020, we entered into a Clinical Trial Collaboration Agreement with SpringWorks. Pursuant to such agreement, PBCAR269A will be evaluated in combination with nirogacestat, SpringWorks’ investigational gamma secretase inhibitor, in patients with R/R multiple myeloma. Under the terms of the agreement, we will bear all costs associated with the conduct of the clinical trial including providing PBCAR269A for use in the trial, and SpringWorks is responsible for providing nirogacestat at its sole cost and expense. We have completed DL2 (2.0 × 106 cells/kg) of PBCAR269A plus GSI and are initiating the next cohort at DL3 to further evaluate efficacy.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, consulting fees, recruitment-related costs and other employee-related costs, including share-based compensation, for personnel in our executive, finance, business development, operations and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; information technology costs; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

We expect that our general and administrative expenses will increase in the future to meet our growing infrastructure needs.

Loss from Equity Method Investment

Loss from equity method investment represents our proportionate share of the net loss of New Elo, our equity method investee.

Interest Expense

Interest expense consists of interest payments and debt discount amortization on debt outstanding.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and Note Receivable.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and June 30, 2021, together with the changes in those items:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Revenue	$3,820	$68,805	$(64,985)
Operating expenses:
Research and development	22,936	37,235	(14,299)
General and administrative	10,485	9,938	547
Total operating expenses	33,421	47,173	(13,752)
Operating (loss) income	(29,601)	21,632	(51,233)
Other (expense) income:
Loss from equity method investment	(1,448)	—	(1,448)
Interest expense	(178)	(24)	(154)
Interest income	192	48	144
Total other (expense) income, net	(1,434)	24	(1,458)
Net (loss) income	$(31,035)	$21,656	$(52,691)

Revenue

Revenue for the three months ended June 30, 2022 was $3.8 million, compared to $68.8 million for the three months ended June 30, 2021. The decrease of $65.0 million in revenue during the three months ended June 30, 2022 was primarily the result of the absence of $62.5 million in revenue recognized under the Servier Agreement as there has not been any related revenue recognized thereunder subsequent to full satisfaction of the performance obligation upon the execution of the Program Purchase Agreement in April 2021, a $1.5 million decrease in revenue recognized under the Lilly Agreement as a result of an increase in total estimated effort required to satisfy the performance obligation, and a $0.9 million decrease in revenue recognized from an agriculture partnering collaboration given the collaboration transferred to New Elo upon separation in 2021.

Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$1,518	$1,940	$(422)
CD19B external development costs	995	1,073	(78)
BCMA external development costs	475	795	(320)
CD20 external development costs	—	1,234	(1,234)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	9,449	10,742	(1,293)
Program Purchase Agreement costs and contract liability	—	11,250	(11,250)
Sublicensing royalty payable to Duke	1,500	—	1,500
Laboratory supplies and services	3,215	3,511	(296)
Outsourced research and development	922	316	606
CMOs and research organizations	418	2,121	(1,703)
Laboratory equipment and maintenance	326	538	(212)
Facility-related costs	826	996	(170)
Depreciation and amortization	1,632	2,009	(377)
Licensing fees	684	583	101
Amortization of PCSK9 Prepaid	946	—	946
Other research and development costs	30	127	(97)
Total research and development expenses	$22,936	$37,235	$(14,299)

Research and development expenses for the three months ended June 30, 2022 were $22.9 million, compared to $37.2 million for the three months ended June 30, 2021. The decrease of $14.3 million in research and development expense was primarily due to a decrease of $11.3 million related to the Program Purchase Agreement, which is comprised of a $10.0 million financial contract liability that was accrued as it was deemed probable to occur and a $1.3 million cash payment to Servier that was recorded to expense in the three months ended June 30, 2021. Additionally, there was a decrease of $2.1 million in direct research and development expenses related to our allogeneic CAR T product candidates, including a $1.2 million decrease in CD20 external development costs as the result of our decision not to continue development of PBCAR20A.

Further contributing to the decrease in research and development expenses during the three months ended June 30, 2022 were decreases of $1.3 million and $0.4 million in employee-related costs and depreciation and amortization, respectively, driven by the separation of Elo in 2021. Additionally, unallocated CMO and research organization expense related to our preclinical studies decreased $1.7 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, which was primarily driven by the completion of CMO manufacturing programs. These decreases were partially offset by a $1.5 million increase in expense related to the sublicensing royalty payable to Duke on the Novartis Agreement upfront payment, and a $0.9 million increase in expense related to amortization of the iECURE PCSK9 prepaid as a result of costs incurred by iECURE in the three months ended June 30, 2022 to progress the Company’s PBGENE-PCSK9 candidate through a Phase 1 clinical trial.

General and Administrative Expenses

General and administrative expenses were $10.5 million for the three months ended June 30, 2022 compared to $9.9 million for the three months ended June 30, 2021. The increase of $0.6 million in general and administrative expenses was primarily due to increases of $0.7 million in consulting fees and $0.4 million in employee-related costs associated with increased share-based compensation expense, partially offset by decreases of $0.3 million in information technology expense primarily driven by reductions in software and consulting expenses and $0.2 million in insurance expense primarily driven by a reduction in director and officer insurance premiums.

Loss from Equity Method Investment

Loss from equity method investment was $1.4 million during the three months ended June 30, 2022 and represented our proportionate share of New Elo’s net loss for such period. We did not have any equity method investment during the three months ended June 30, 2021.

Interest Expense

Interest expense was $0.2 million for the three months ended June 30, 2022 and consists of interest payments and debt discount amortization on debt outstanding during the three months ended June 30, 2022. Interest expense was less than $0.1 million three months ended June 30, 2021.

Interest Income

Interest income was $0.2 million during the three months ended June 30, 2022, which primarily consists of income earned on the $10.0 million Note Receivable due from New Elo. Interest income was less than $0.1 million during the three months ended June 30, 2021, which consisted of interest income earned on our cash and cash equivalents.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and June 30, 2021, together with the changes in those items:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Revenue	$7,137	$85,154	$(78,017)
Operating expenses:
Research and development	42,908	62,828	(19,920)
General and administrative	21,176	19,436	1,740
Total operating expenses	64,084	82,264	(18,180)
Operating (loss) income	(56,947)	2,890	(59,837)
Other (expense) income:
Loss from equity method investment	(2,400)	—	(2,400)
Interest expense	(220)	(24)	(196)
Interest income	364	101	263
Total other (expense) income, net	(2,256)	77	(2,333)
Net (loss) income	$(59,203)	$2,967	$(62,170)

Revenue

Revenue for the six months ended June 30, 2022 was $7.1 million, compared to $85.2 million for the six months ended June 30, 2021. The decrease of $78.1 million in revenue during the six months ended June 30, 2022 was the result of the absence of $72.9 million in revenue recognized under the Servier Agreement as there has not been any related revenue recognized thereunder subsequent to full satisfaction of the performance obligation upon the execution of the Program Purchase Agreement in April 2021, a $3.6 million decrease in revenue recognized under the Lilly Agreement as a result of an increase in total estimated effort required to satisfy the performance obligation, and a $1.6 million decrease in revenue recognized from an agriculture partnering collaboration given the collaboration transferred to New Elo upon separation in 2021.

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$2,933	$4,156	$(1,223)
CD19B external development costs	1,452	2,332	(880)
BCMA external development costs	836	1,851	(1,015)
CD20 external development costs	372	2,023	(1,651)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	18,682	21,344	(2,662)
Program Purchase Agreement costs and contract liability	—	11,250	(11,250)
Sublicensing royalty payable to Duke	1,500	1,111	389
Laboratory supplies and services	6,484	7,295	(811)
Outsourced research and development	1,763	913	850
CMOs and research organizations	486	2,404	(1,918)
Laboratory equipment and maintenance	557	1,027	(470)
Facility-related costs	1,467	1,895	(428)
Depreciation and amortization	3,281	3,843	(562)
Licensing fees	1,364	1,129	235
Amortization of PCSK9 Prepaid	1,692	—	1,692
Other research and development costs	39	255	(216)
Total research and development expenses	$42,908	$62,828	$(19,920)

Research and development expenses for the six months ended June 30, 2022 were $42.9 million, compared to $62.8 million for the six months ended June 30, 2021. The decrease of $19.9 million in research and development expense was primarily due to a decrease of $11.3 million related to the Program Purchase Agreement, which is comprised of a $10.0 million financial contract liability that was accrued as it was deemed probable to occur and a $1.3 million cash payment to Servier that was recorded to expense in the six months ended June 30, 2021.

Additionally, there was a decrease of $4.8 million in direct research and development expenses related to our allogeneic CAR T product candidates, including a $1.7 million decrease in CD20 external development costs as the result of our decision not to continue development of PBCAR20A, a $1.2 million decrease in CD19 external development expense driven by lower CRO expense driven by our prioritization of the CAR T relapsed patient population, a $1.0 million decrease in BCMA external development costs driven by lower CRO expenses as a result of the prioritization of the combination arm evaluating PBCAR269A and nirogacestat as well as decreased CMO expense as a result of completion of manufacturing programs, and a $0.9 million decrease in CD19B external development costs driven by lower CRO expenses as a result of study activation costs that were incurred in the six months ended June 30, 2021 and a pause on dosing patients while awaiting the release of clinical trial material from an optimized manufacturing process. We plan to commence dosing patients at DL2 in our PBCAR19B clinical trial in the third quarter of 2022.

Further contributing to the decrease in research and development expenses during the six months ended June 30, 2022 were decreases of $2.7 million, $0.8 million, $0.6 million, and $0.4 million in employee-related costs, laboratory supplies and services, depreciation and amortization, and facility-related costs, respectively, driven by the separation of Elo in 2021. Additionally, unallocated CMO and research organization expense related to our preclinical studies decreased $1.9 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which was primarily driven by the completion of CMO manufacturing programs. These decreases were partially offset by a $0.9 million increase in outsourced research and development costs related to our in vivo gene editing programs and a $1.7 million increase in expense related to amortization of the iECURE PCSK9 prepaid as a result of costs incurred by iECURE in the six months ended June 30, 2022 to progress our PBGENE-PCSK9 candidate through a Phase 1 clinical trial.

General and Administrative Expenses

General and administrative expenses were $21.2 million for the six months ended June 30, 2022 compared to $19.4 million for the six months ended June 30, 2021. The increase of $1.8 million in general and administrative expenses was primarily due to increases of $1.7 million in employee-related costs associated increased wages, share-based compensation expense, and relocation costs for new personnel.

Loss from Equity Method Investment

Loss from equity method investment was $2.4 million during the six months ended June 30, 2022 and represented our proportionate share of New Elo’s net loss for such period. We did not have any equity method investment during the six months ended June 30, 2021.

Interest Expense

Interest expense was $0.2 million for the six months ended June 30, 2022 and consists of interest payments and debt discount amortization on debt outstanding during the six months ended June 30, 2022. Interest expense was less than $0.1 million for the six months ended June 30, 2021.

Interest Income

Interest income was $0.4 million during the six months ended June 30, 2022, which primarily consists of income earned on the $10.0 million Note Receivable due from New Elo. Interest income was $0.1 million during the six months ended June 30, 2021, which consisted of interest income earned on our cash and cash equivalents.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the ongoing uncertainty related to the economic impacts of the COVID-19 pandemic and variants thereof including sustained inflation, supply chain disruptions, and major central bank policy actions. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and variants thereof and its overall impact on our liquidity and future funding requirements remains uncertain as of the filing date of this Quarterly Report on Form 10-Q. See “Impact of the COVID-19 Pandemic” above and “Risk Factors— The ongoing novel coronavirus disease, COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials” in Part II. Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic and its variants on our business. Additionally, impacts from Russia’s war with Ukraine may present additional challenges in global market conditions that could impact our ability to secure additional funding.

We do not currently have any approved products and have never generated any revenue from product sales. Through the date of filing this Quarterly Report on Form 10-Q, we have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market offerings of common stock and borrowing on credit facilities. As of June 30, 2022, we had raised approximately $759.0 million of proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, underwritten and at-the-market offerings of common stock as part of our shelf registration statement, upfront and milestone payments from customers and funding from other strategic alliances and grants.

We currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the SEC on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of June 30, 2022, we had sold 3,187,508 shares of our common stock in at-the-market offerings as part of our shelf registration statement, resulting in net proceeds of $28.1 million, after deducting agent commissions and issuance costs.

Cash Flows

Our cash and cash equivalents totaled $184.1 million and $173.9 million as of June 30, 2022 and 2021, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(53,096)	$36,733
Net cash used in investing activities	(1,597)	(2,815)
Net cash provided by financing activities	95,165	50,227
Increase in cash and cash equivalents	$40,472	$84,145

Cash Provided by (Used in) Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses.  Cash provided by (used in) operating activities during the six months ended June 30, 2022 and June 30, 2021 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash used in operating activities during the six months ended June 30, 2022 was $53.1 million compared to $36.7 million provided by operating activities during the six months ended June 30, 2021.  The increase in cash used in operating activities in the six months ended June 30, 2022 was primarily due to the $100.0 million upfront payment received from Lilly in January 2021.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets.  Net cash used in investing activities during the six months ended June 30, 2022 was $1.6 million, compared to $2.8 million in the six months ended June 30, 2021.  The $1.2 million decrease in cash used in investing activities was due to a decrease in cash expenditures for purchases of laboratory equipment for our MCAT facility during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $95.2 million, compared to $50.2 million during the six months ended June 30, 2021.  The increase in cash provided by financing activities during the six months ended June 30, 2022 was primarily due to $46.9 million in net proceeds from our underwritten offering of common stock in June 2022, $25.0 million in proceeds from the Novartis Stock Purchase Agreement, and $20.0 million in borrowings from our revolving credit facility in May 2022, partially offset by $35.0 million in proceeds from the Lilly Share Purchase Agreement received in the six months ended June 30, 2021.

Debt Obligations

Revolving Line

We may request advances on our loan and security agreement (as amended from time to time, the “Revolving Line”) with Pacific Western Bank (“PWB”) up to an aggregate principal of $30.0 million. In July 2022, the Revolving Line maturity date was extended to June 23, 2024 upon receipt of $100.0 million in aggregate new gross proceeds (as defined in the Revolving Line). All outstanding principal amounts are due upon maturity. We must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate on Revolving Line borrowings is a variable annual rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the Revolving Line), or (b) 4.25%. As of June 30, 2022, the outstanding principal balance on the Revolving Line was $22.5 million and the stated interest rate was 5.50%

Funding Requirements

As a clinical stage company, we will continue to have funding requirements in connection with the continuation of our current clinical trials and planned initiation of additional clinical trials, potential IND, CTA and biologics license application (“BLA”) filings, and expected growth in our ex vivo and in vivo portfolios.

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, which includes the receipt of an upfront cash payment of $50.0 million under the Novartis Agreement in July 2022, as previously disclosed, expected operational receipts and available credit will allow us to fund operating expense and capital expenditure requirements to the end of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. As discussed in Debt Obligations above, in May 2022, the Company and PWB executed the Seventh Amendment to the Revolving Line.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the six months ended June 30, 2022, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $184.1 million, or 62% of our total assets, on June 30, 2022 and $143.7 million, or 68% of our total assets, on December 31, 2021. Interest income earned was $0.4 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $59.2 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $375.9 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market offerings of common stock, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, which includes the receipt of an upfront cash payment of $50.0 million under the Novartis Agreement in July 2022, as previously disclosed, expected operational receipts and available credit will allow us to fund operating expense and capital expenditure requirements to the end of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

In May 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PWB”), (as subsequently amended, the “Revolving Line”). Pursuant to the terms of the Revolving Line, we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million and the maturity date of the Revolving Line is June 23, 2024. As of June 30, 2022, we had $22.5 million in borrowings under our Revolving Line. Pursuant to the terms of the Revolving Line, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including in underwritten and at-the-market offerings, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. To the extent that we raise additional capital through debt financing, it would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. To the extent we raise additional capital through arrangements with collaborators or otherwise, we may be required to relinquish some of our technologies, research programs, product development activities, product candidates and/or future revenue streams, license our technologies and/or product candidates on unfavorable terms or otherwise agree to terms unfavorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance research programs, product development activities or product candidates.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. We principally compete with others developing and utilizing genome editing technology in the human health sector, including companies such as Allogene Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Beam Therapeutics Inc., Caribou Biosciences, Inc., Cellectis S.A., CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Sangamo Therapeutics, Inc., and Verve Therapeutics, Inc. Several companies, including Novartis Pharmaceuticals Corp., Celgene Corp., and Gilead Sciences, Inc. have obtained FDA approval for autologous immunotherapies, and a number of companies, including Cellectis S.A., Allogene Therapeutics and CRISPR Therapeutics AG, are pursuing allogeneic immunotherapies. We expect that our operations focused on developing products for in vivo gene correction will face substantial competition from others focusing on gene therapy treatments, especially those that may focus on conditions that our product candidates target. Moreover, any human therapeutics products that we develop alone or with collaborators will compete with existing standards of care for the diseases and conditions that our product candidates target and other types of treatments, such as small molecule, antibody or protein therapies.

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

Our product candidates may be associated with off-target editing or other serious adverse events, undesirable side effects or unexpected characteristics, including large deletions and translocations or chromosomal abnormalities. Results of clinical trials could reveal severe or recurring side effects, toxicities or unexpected events, including death. Off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. In those instances where we also provide a segment of DNA, it is possible that following off-target cut events, such DNA could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There may also be delayed adverse events following exposure to therapeutics made with genome editing technologies due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Such unintended and undesirable side effects were recently exhibited in one of our competitors’ clinical trials for which a clinical hold was placed by the FDA in October 2021 following a report of a chromosomal abnormality. In addition to serious adverse events or side effects caused by product candidates we develop alone or with collaborators, the administration process or related procedures may also cause undesirable side effects. For example, in our Phase 1/2a clinical trial of PBCAR0191, there have been patient deaths which are being assessed as possibly related to study treatment, as well as patient deaths without disease progression that, while deemed unrelated to study treatment, may lead to adverse public perception of CAR T cell therapy.

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

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements. Since January 1, 2021 we have been subject to compliance with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

Breakthrough therapy designation is intended to expedite the development and review of product candidates that treat serious or life-threatening diseases when “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a product candidate as a breakthrough therapy provides the same potential benefits as a fast track designation, with more intensive FDA guidance on an efficient development program and an organizational commitment at FDA involving senior managers.

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

Since its enactment, there have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and the most recent judicial challenge to the ACA brought before the Supreme Court was dismissed in June 2021 resulting in the ACA remaining in effect in its current form. Prior to the Supreme Court’s decision. President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other health reform measures of the Biden administration will impact our business.

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

The COVID-19 pandemic and its variants continues to evolve. Disruptions, supply chain constraints and timeline impacts, competing resource demands and safety concerns caused by the COVID-19 pandemic and its variants have caused, and may continue to cause, delays in our clinical trial site activation and our ability to enroll patients. Supply chain constraints affecting the industry have also impacted our business. Lead times for certain single-use components have been extended, and global impacts from the COVID-19 pandemic could lead to longer timelines or greater costs in the future. Additionally, we have experienced and may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, emergence of additional new variants, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  If we or any of the third parties with whom we engage were to experience shutdowns or any further business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, the magnitude of the economic impact brought by and the duration of COVID-19 pandemic and its variants including sustained inflation, supply chain disruptions, and major central bank policy actions continues to be difficult to assess or predict and may continue to result in significant disruption of global financial markets, which may have a negative impact on our preclinical studies and clinical trials or reduce our ability to access capital, negatively affecting our liquidity.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2022, we had 192 full-time employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

As of June 30, 2022, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its NOL carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State NOL carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 NOL carryforwards (and research tax credits) may expire prior to being used, and our NOL carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Our Reliance on Third Parties

We have entered into significant arrangements with collaborators and expect to depend on collaborations with third parties for certain research, development and commercialization activities, and if any such collaborations are not successful, it may harm our business and prospects.

We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. For example, we are party to the Lilly Agreement and Novartis Agreement.  Under these agreements, we are focused on research and development of in vivo gene editing products that utilize or incorporate our ARCUS nucleases. Our likely collaborators for other product research and development arrangements include large and mid-size pharmaceutical and biotechnology companies, and our likely collaborators for other technology research and development arrangements include universities and other research institutions.

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

Current or future collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. Additionally, we may be restricted under existing collaboration agreements from entering into future agreements on certain terms or for certain development activities with potential collaborators. For example, we have granted exclusive rights or options to Lilly and Novartis for certain targets, and during the term of our collaboration agreements we will be restricted from granting rights to other parties to use our ARCUS technology to pursue potential products that address those targets. Similarly, our collaboration agreements have in the past and may in the future contain non-competition provisions that could limit our ability to enter into strategic collaborations with future collaborators.

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

As of June 30, 2022, we had cash and cash equivalents of $184.1 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since June 30, 2022, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during the three months ended June 30, 2022 except as reported on the Company’s Current Report on Form 8-K filed on June 21, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	10-Q	001-38841	3.2	11/10/2020

10.1†	Collaboration and License Agreement, dated June 14, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.1	6/21/2022

10.2†	Stock Purchase Agreement, dated June 14, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.2	6/21/2022

10.3	Registration Rights Agreement, dated June 15, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.3	6/21/2022

10.4#	Non‑Employee Director Compensation Plan (as amended).					*

10.5

Seventh Amendment to Loan and Security Agreement, entered into as of May 27, 2022, by and among Pacific Western Bank, Precision BioSciences, Inc., and Precision PlantSciences, Inc. f/k/a Elo Life Systems, Inc.

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

Precision BioSciences, Inc.

Date: August 8, 2022	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: August 8, 2022	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer)