Form 10-Q
period 2022-09-30
PRECISION BIOSCIENCES INC
filed 2022-11-08
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 110,958,955 shares of common stock, $0.000005 par value per share, outstanding.

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
•
pending and potential product liability lawsuits and penalties against us or our collaborators related to our technology and our product candidates;
•
the U.S. and foreign regulatory landscape applicable to our and our collaborators’ development of product candidates;

•
our ability to obtain orphan drug designation or fast track designation for our product candidates or to realize the expected benefits of these designations;
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

Part I. Financial information

Item 1. Financial Statements.

Precision Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$212,051	$143,663
Accounts receivable	715	488
Prepaid expenses	12,292	17,434
Other current assets	307	169
Total current assets	225,365	161,754
Property, equipment, and software—net	21,791	25,154
Intangible assets—net	1,969	2,048
Right-of-use assets—net	3,289	4,180
Investment in equity securities	3,091	3,091
Equity method investment	-	3,751
Note receivable—net	6,711	6,879
Other assets	9,517	4,641
Total assets	$271,733	$211,498
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,061	$1,144
Accrued compensation	5,188	6,765
Accrued clinical and research and development expenses	3,285	4,028
Deferred revenue	48,405	21,244
Lease liabilities	1,981	1,822
Other current liabilities	1,228	977
Total current liabilities	61,148	35,980
Deferred revenue	90,510	67,015
Lease liabilities	3,305	4,813
Long term debt—net	22,173	2,478
Contract liabilities	10,000	10,000
Other noncurrent liabilities	217	44
Total liabilities	187,353	120,330
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 111,745,219 shares issued and 110,934,747 shares outstanding as of September 30, 2022; 61,712,577 shares issued and 60,902,105 shares outstanding as of December 31, 2021	1	—
Additional paid-in capital	485,155	408,795
Accumulated deficit	(399,824)	(316,675)
Treasury stock	(952)	(952)
Total stockholders’ equity	84,380	91,168
Total liabilities and stockholders’ equity	$271,733	$211,498

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$7,363	$24,036	$14,500	$109,190
Operating expenses
Research and development	19,959	25,940	62,867	88,768
General and administrative	10,334	9,638	31,510	29,074
Total operating expenses	30,293	35,578	94,377	117,842
Operating loss	(22,930)	(11,542)	(79,877)	(8,652)
Other income (expense):
Change in fair value of equity investment	—	274	—	274
Loss from equity method investment	(1,783)	—	(4,183)	—
Interest expense	(405)	(55)	(625)	(79)
Interest income	1,172	44	1,536	145
Total other income (expense), net	(1,016)	263	(3,272)	340
Net loss	$(23,946)	$(11,279)	$(83,149)	$(8,312)

Net loss per share - basic and diluted	$(0.22)	$(0.19)	$(1.04)	$(0.14)
Weighted average shares of common stock outstanding - basic and diluted	110,849,196	59,657,677	80,127,701	58,018,550

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- January 1, 2021	53,503,124	$—	$331,450	$(286,073)	$(952)	$44,425
Stock option exercises	676,791	—	1,297	—	—	1,297
Issuance of common stock under employee stock purchase plan	90,796	—	418	—	—	418
Share-based compensation expense	—	—	3,632	—	—	3,632
Issuance of common stock to collaboration partners	3,762,190	—	27,739	—	—	27,739
Net loss	—	—	-	(18,689)	—	(18,689)
Balance- March 31, 2021	58,032,901	$—	$364,536	$(304,762)	$(952)	$58,822
Stock option exercises	766,767	—	1,353	—	—	1,353
Share-based compensation expense	—	—	3,896	—	—	3,896
Proceeds from issuance of common stock, net of issuance cost	1,293,754	—	14,826	—	—	14,826
Net income	—	—	—	21,656	—	21,656
Balance- June 30, 2021	60,093,422	$—	$384,611	$(283,106)	$(952)	$100,553
Stock option exercises	414,073	—	3,393	—	—	3,393
Issuance of common stock under employee stock purchase plan	36,091	—	386	—	—	386
Share-based compensation expense	—	—	4,551	—	—	4,551
Proceeds from issuance of common stock, net of issuance cost	348,432	—	3,839	—	—	3,839
Net loss	—	—	—	(11,279)	—	(11,279)
Balance- September 30, 2021	60,892,018	$—	$396,780	$(294,385)	$(952)	$101,443

Balance- January 1, 2022	61,712,577	$—	$408,795	$(316,675)	$(952)	$91,168
Stock option exercises	233,001	—	340	—	—	340
Issuance of common stock under employee stock purchase plan	78,060	—	282	—	—	282
Share-based compensation expense	—	—	4,390	—	—	4,390
Proceeds from issuance of common stock, net of issuance cost	561,405	—	1,647	—	—	1,647
Net loss	—	—	—	(28,168)	—	(28,168)
Balance- March 31, 2022	62,585,043	$—	$415,454	$(344,843)	$(952)	$69,659
Stock option exercises	78,234	—	38	—	—	38
Share-based compensation expense	—	—	5,138	—	—	5,138
Proceeds from issuance of common stock, net of issuance cost	36,274,651	—	47,670	—	—	47,670
Issuance of common stock to collaboration partners	12,407,440	—	11,553	—	—	11,553
Restricted stock units vested	260,137	—	—	—	—	-
Net loss	—	—	—	(31,035)	—	(31,035)
Balance- June 30, 2022	111,605,505	$—	$479,853	$(375,878)	$(952)	$103,023
Stock option exercises	19,124	—	9	—	—	9
Issuance of common stock under employee stock purchase plan	116,612	1	160	—	—	161
Share-based compensation expense	—	—	5,133	—	—	5,133
Restricted stock units vested	3,978	—	—	—	—	—
Net loss	—	—	—	(23,946)	—	(23,946)
Balance- September 30, 2022	111,745,219	$1	$485,155	$(399,824)	$(952)	$84,380

See notes to condensed consolidated financial statements

Precision Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(83,149)	$(8,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,838	6,806
Share-based compensation	14,661	12,079
Loss on disposal of assets	58	23
Non-cash interest expense	210	42
Amortization of right-of-use assets	891	897
Non-cash consideration received from collaboration partners	—	(17,894)
Change in fair value of equity investment	—	(274)
Loss from equity method investment	4,183	—
Amortization of discount on note receivable	(264)	—
Changes in operating assets and liabilities:
Prepaid expenses	5,142	(323)
Accounts receivable	(227)	9,512
Other assets and other current assets	(4,689)	47
Accounts payable	(187)	240
Other liabilities and other current liabilities	(2,237)	(976)
Deferred revenue	37,209	2,391
Lease liabilities and right-of-use assets	(1,349)	(1,430)
Contract liabilities	—	10,000
Net cash (used in) provided by operating activities	(23,910)	12,828
Cash flows from investing activities:
Purchases of property, equipment and software	(2,687)	(3,548)
Purchases of intangible assets	—	(750)
Net cash used in investing activities	(2,687)	(4,298)
Cash flows from financing activities:
Proceeds from stock option exercises	387	5,757
Proceeds from employee stock purchase plan	443	804
Proceeds from offering of common stock, net of issuance costs	49,345	18,130
Proceeds from issuance of common stock to collaboration partners	25,000	35,000
Borrowings from revolving credit facility, net of issuance costs	19,810	—
Proceeds from issuance of term loan, net of issuance costs paid to lender	—	2,465
Payments of debt issuance costs	—	(13)
Net cash provided by financing activities	94,985	62,143
Net increase in cash and cash equivalents	68,388	70,673
Cash and cash equivalents—beginning of period	143,663	89,798
Cash and cash equivalents —end of period	$212,051	$160,471

Supplemental disclosures of noncash activities:
Property, equipment and software additions included in accounts payable and accrued expenses other current liabilities	$232	$695
Cash paid for interest	$422	36
Unsettled at-the-market issuances of common stock included in other current assets	—	$549
Contract liability accrual related to Servier Program Purchase Agreement milestones	—	$10,000
Non-cash consideration received from collaboration partners	—	$17,894

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position as of September 30, 2022 and condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021, have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the nine months ended September 30, 2022, the Company recorded cumulative catch up adjustments on its contracts with customers that decreased revenue by $5.1 million; the cumulative catch-up adjustments resulted from changes in total estimated effort required to satisfy performance obligations.

Invoices issued as stipulated in contracts prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in the accompanying condensed consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in the other current assets line item in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2022, the Company recorded $10.8 million in revenue that was included in deferred revenue as of December 31, 2021.

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

NOTE 3: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of September 30, 2022 there were 1,986,843 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of September 30, 2022, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 6,589,999 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of September 30, 2022, 1,435,635 shares were available to be issued under the 2019 Plan. The 2019 Plan had 9,070,937 stock options and 1,936,252 restricted stock units (“RSUs”) outstanding as of September 30, 2022.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of September 30, 2022, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 1,647,499 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2022, the Company had issued 447,787 shares under the 2019 ESPP. As of September 30, 2022, 1,724,712 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of $0.1 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 9,000,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of September 30, 2022, 6,024,715 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 2,751,623 stock options and 223,662 RSUs outstanding as of September 30, 2022.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee	$4,215	$4,151	$11,977	$10,942
Nonemployee	918	400	2,684	1,137
	$5,133	$4,551	$14,661	$12,079

Share-based compensation expense is included in the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,069	$2,563	$6,227	$6,916
General and administrative	3,064	1,988	8,434	5,163
	$5,133	$4,551	$14,661	$12,079

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	80.34%	79.25%
Weighted-average risk-free interest rate	3.11%	2.42%
Expected term of options (in years)	6.06	6.08
Weighted-average fair value per option	$1.09	$1.94

The expected volatility rates are estimated based on the actual volatility of a peer group comprising the Company and other comparable public companies over the expected term. The expected term represents the average time that stock options are expected to be outstanding. The Company does not have sufficient history of exercising stock options to estimate the expected term of employee stock options and thus utilizes a weighted value considering actual history and estimated expected term based on the midpoint of final vest date and expiration date. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected term of the option.

The following table summarizes activity in the Company’s stock option plans for the nine months ended September 30, 2022:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of January 1, 2022	9,920,314	$9.28
Granted	6,191,412	2.80
Exercised	(330,359)	1.17
Forfeited/canceled	(1,971,964)	9.65
Balance as of September 30, 2022	13,809,403	$6.52

The intrinsic value of stock options exercised was $0.7 million and $14.9 million during the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022, the Company granted 1,826,307 RSUs with a grant date fair value of $6.6 million. The fair value of each award was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2022:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of January 1, 2022	773,503	11.29
Granted	1,826,307	$3.64
Forfeited	(175,781)	7.19
Vested	(264,115)	11.34
Unvested RSUs as of September 30, 2022	2,159,914	$5.15

There was approximately $34.7 million of total unrecognized compensation cost related to unvested stock options and RSUs as of September 30, 2022, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Regulatory and Commercial Milestones

Management assessed the likelihood of each of the regulatory and commercial milestones included in the Program Purchase Agreement in accordance with ASC 450, Contingencies (“ASC 450”). If the assessment of a contingency indicates that it is probable that the milestone will be achieved and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. Accordingly, a $10.0 million financial contract liability was accrued in the nine months ended September 30, 2021 and is included in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

Product Partnering Transaction Consideration Due to Servier

Per the terms of the Program Purchase Agreement, should the Company enter into a product partnering transaction with respect to any of the targets previously nominated by Servier, the Company will pay Servier a percentage of the proceeds received. In accordance with ASC 450 management concluded that the amount of proceeds due to Servier as a result of a future product partnering transaction, if any, cannot be reasonably estimated as of the date of this Quarterly Report on Form 10-Q. As such, no contingency for this provision was included in the condensed consolidated financial statements as of September 30, 2022 or December 31, 2021.

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

Future lease payments under non-cancelable operating leases with terms of greater than one year as of September 30, 2022, were as follows:

(in thousands)	September 30, 2022
2022 (excluding the nine months ended September 30, 2022)	$569
2023	2,323
2024	1,594
2025	529
2026	545
2027 and beyond	372
Total lease payments	5,932
Less: imputed interest	646
Total operating lease liabilities	$5,286

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

NOTE 5: DEBT

Elo Loan

In May 2021, the Company's then wholly owned subsidiary, Elo Life Systems, Inc., entered into a loan and security agreement with Pacific Western Bank (“PWB”) for a term loan (the “Elo Loan”) in the amount of $2.5 million. On December 14, 2021, the Company repaid all outstanding principal and interest on the Elo Loan with proceeds from the Revolving Line (defined below).

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

In December 2021, the Company borrowed $2.5 million under the Revolving Line to pay all outstanding principal on the Elo Loan. In May 2022, the Company borrowed an additional $20.0 million under the Revolving Line. As of September 30, 2022, $22.5 million was outstanding under the Revolving Line and the unamortized Revolving Line debt discount balance was $0.3 million. As of September 30, 2022, the stated interest rate on the Revolving Line was 7.00% and the effective interest rate was 8.00%.

NOTE 6: Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the nine months ended September 30, 2022 and expects to continue to incur losses through the remainder of fiscal year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2022, the Company had no uncertain tax positions that required the establishment of a reserve.

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of September 30, 2022 the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. As of December 31, 2021, the Company held an insignificant amount of cash equivalents which were composed of investments in money market funds. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets. Investments in repurchase agreements are classified within Level 2 of the fair value hierarchy as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE granted the Company partial equity ownership in iECURE (the “iECURE equity”) as partial consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases (the “PCSK9 license”). On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There were no assessed changes in the fair value of the iECURE equity during the nine months ended September 30, 2022.

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

Final Payment Fee

The Company is required to pay a final payment fee upon maturity of the Revolving Line. The final payment fee was determined to be a derivative under ASC 815, therefore these fees were initially measured at fair value and recorded as debt discount to be amortized to interest expense over the term of the Revolving Line. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no assessed change in the fair value of the final payment fee during the nine months ended September 30, 2022.

The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value was based on observable market inputs including the Company’s current borrowing rate on the Revolving Line. The final payment fee is included in the other noncurrent liabilities within the condensed consolidated balance sheet as of September 30, 2022.

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

September 30, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$522	$522	$—	$—
Repurchase agreements	40,000	—	40,000	—
Investment in iECURE	3,091	—	—	3,091
	$43,613	$522	$40,000	$3,091

Liabilities
Final payment fee	$204	$—	$204	$—
	$204	$—	$204	$—

December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$12	$12	$—	$—
Investment in iECURE	3,091	—	—	3,091
	$3,103	$12	$—	$3,091

NOTE 8: Elo Transaction

On December 17, 2021, the Company and its then wholly owned subsidiary, Elo Life Systems, Inc., entered into an agreement with a syndicate of investors, pursuant to which the Company contributed substantially all of the assets of Elo Life Systems, Inc. to a newly formed entity (the “Elo Transaction”). In connection with the Elo Transaction, the Company granted the newly formed entity ("New Elo") an exclusive license to certain of the Company’s intellectual property for use in non-medical applications with respect to plants, farm animals and certain other organisms. In addition, all of the Company’s employees in its Food segment, including its management, became employees of New Elo.

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

The Company’s proportionate share of New Elo’s net loss for the three and nine months ended September 30, 2022 was $1.8 million and $4.2 million, respectively. As the Company's cumulative proportionate share of New Elo's net loss exceeded the initial carrying value of the Investment in New Elo, the carrying value of the Investment in New Elo was reduced to $0 as of September 30, 2022. In accordance with ASC 323, the Company will continue to record its proportionate share of New Elo's net loss in the condensed consolidated statement of operations along with a corresponding reduction in the carrying value of the Note Receivable (defined below).

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

As of September 30, 2022, the carrying value of the Note Receivable was $6.7 million including a $0.4 million decrease in the carrying value as a result of equity method investment losses. The $3.3 million discount on the Note Receivable will be amortized to interest income over the life of the Note.

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

In July 2022, the Company received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date Novartis made an equity investment of $25.0 million in the Company’s common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, the Company issued and sold to Novartis 12,407,440 shares of the Company’s common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $2.01 per share. The price per share of the Company’s common stock under the Novartis Stock Purchase Agreement represented a 20% premium over the volume-weighted-average-price of the Company’s common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement. Management concluded that the Novartis Stock Purchase Agreement was to be combined with the Novartis Agreement for accounting purposes. Of the total $75.0 million upfront compensation, the Company applied equity accounting guidance to measure the $11.6 million recorded in equity upon the issuance of the shares, and $63.4 million was identified as transaction price allocated to the revenue arrangement.

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

During the three and nine months ended September 30, 2022 the Company recognized revenue under the Novartis Agreement of $3.6 million. Deferred revenue related to the Novartis Agreement amounted to $60.0 million as of September 30, 2022, of which $30.1 million, was included in current liabilities within the condensed consolidated balance sheets.

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

During the three months ended September 30, 2022 and 2021, the Company recognized revenue under the Lilly Agreement of $3.8 million and $4.9 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue under the Lilly Agreement of approximately $10.9 million and $15.6 million, respectively. Deferred revenue related to the Lilly Agreement amounted to $78.9 million and $88.3 million as of September 30, 2022 and December 31, 2021, respectively, of which $18.3 million and $21.2 million, respectively, was included in current liabilities within the condensed consolidated balance sheets.

Development and License Agreement with iECURE

In August 2021, the Company entered into a development and license agreement with iECURE (the “iECURE Development and License Agreement”) under which iECURE is expected to advance the Company’s PBGENE-PCSK9 candidate through Phase 1 studies and gain access to Precision’s PCSK9-directed ARCUS nuclease to develop four other pre-specified rare gene editing therapies for genetic diseases (the “iECURE Agreement”).

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

The fair value of the iECURE equity at inception of the iECURE agreements was assessed to be $0.5 million and was initially recorded to the investment in equity securities line item of the condensed consolidated balance sheets. As further discussed in Note 7, “Fair Value Measurements,” on issuance, Management elected to account for the iECURE equity at fair value under ASC 825. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There were no assessed changes in the fair value of the iECURE equity during the nine months ended September 30, 2022. The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through Phase 1 studies (the “PCSK9 Prepaid”) was assessed to be $17.4 million and was recorded to the prepaid expenses and other assets line items of the condensed consolidated balance sheets. The PCSK9 Prepaid will be amortized to research and development expense on a pro-rata basis as iECURE incurs costs to progress the PBGENE-PCSK9 candidate through Phase 1 studies.

During the nine months ended September 30, 2022, the Company recognized $1.7 million of research and development expense related to amortization of the PCSK9 Prepaid. As of September 30, 2022, the remaining balance of the PCSK9 prepaid was $11.2 million, which was included in the prepaid expenses and other assets line items of the condensed consolidated balance sheets in the amounts of $4.2 million and $7.0 million, respectively.

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

The Company did not recognize any revenue under the Servier Agreement during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company recognized revenue under the Servier Agreement of approximately $72.9 million. The Company did not have deferred revenue related to the Servier Agreement as of September 30, 2022 or December 31, 2021.

NOTE 10: NET LOSS PER SHARE

The Company calculates basic net loss per share by dividing net loss for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of unvested RSUs, stock options and unsettled ESPP contributions that are outstanding during the period, except where such securities would be anti-dilutive. The Company’s diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2022 and 2021 given all potential shares of common stock are anti-dilutive as a result of the net loss for all reporting periods.

The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss (in thousands)	$(23,946)	$(11,279)	$(83,149)	$(8,312)
Weighted average common shares outstanding basic and diluted	110,849,196	59,657,677	80,127,701	58,018,550
Net loss per share, basic and diluted	$(0.22)	$(0.19)	$(1.04)	$(0.14)

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested Restricted Stock Units	2,192,105	808,758	1,898,925	342,044
Stock Options	1,406,185	6,448,353	2,024,854	5,760,008
Unsettled ESPP Contributions	14,880	2,488	4,960	829
Total common stock equivalents excluded from diluted net loss per share	3,613,170	7,259,599	3,928,739	6,102,881

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

We believe our CAR T cells are the only allogeneic CAR T cells in human clinical trials made with a single gene editing step designed to specifically avoid the potentially deleterious effects of making multiple edits to T cells. We are simultaneously conducting a Phase 1/2a clinical trial evaluating PBCAR0191, azercabtagene zapreleucel ("azer-cel"), as a potential first-in-class, if approved, and a Phase 1 clinical trial evaluating PBCAR19B as a potential best-in-class, if approved, CD19-targeting CAR T cell therapy in adult patients with relapsed or refractory (“R/R”), B-cell malignancies. PBCAR269A is an investigational allogeneic CAR T cell candidate targeting B-cell maturation antigen (“BCMA”) for R/R multiple myeloma in combination with nirogacestat, a gamma secretase inhibitor (“GSI”) developed by SpringWorks Therapeutics, Inc. The combination therapy and increased dose of PBCAR269A resulted in improved cell expansion, which correlated with increased clinical activity when compared to dose-matched PBCAR269A monotherapy treatment. However, in light of the competitive landscape of BCMA targeted therapies in multiple myeloma, we have made the strategic decision not to continue the PBCAR269A clinical program. All subjects enrolled in the study and evaluated for treatment with PBCAR269A and nirogacestat had acceptable tolerability results. While no clinical spending is planned, we will evaluate further modifications to the BCMA construct aimed at enabling an allogenic approach similar to that of autologous CAR T in multiple myeloma.

Made from donor-derived T cells modified using our ARCUS genome editing technology, azer-cel recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers. Azer-cel is designed to avoid graft-versus-host disease, a significant complication associated with donor-derived, cell-based therapies. In June 2022, we provided an interim clinical update and outlined the opportunity for azer-cel for the growing CAR T relapsed patient population with aggressive lymphomas. As of the May 31, 2022 data cutoff, continued positive efficacy results, including high overall and complete response (“CR”) rates and duration of response, and an improved adverse event profile have been observed among evaluable CAR T relapsed subjects. This included six subjects who received azer-cel Dose Level (“DL”) 3 of 3 × 106 cells/kg with enhanced lymphodepletion of fludarabine 30 mg/m2/day × 4 days + cyclophosphamide 1000 mg/m2/day × 3 days (the “ASH Cohort”) and six subjects who received azer-cel DL4b, a flat dose of 500 × 106 cells, with reduced dose lymphodepletion of fludarabine 30 mg/m2/day × 4 days + cyclophosphamide 750 mg/m2/day × 3 days since January 2022 (the “New Cohort”). Among 11 subjects evaluable for response, the program update reported efficacy across both the ASH Cohort and New Cohort achieved 100% (11/11) overall response rate (“ORR”) and 73% (8/11) CR rate. Six subjects were in ongoing response (up to 18+ months). In the ASH Cohort, 50% (3/6) of evaluable subjects had a response duration greater than six months. Among subjects treated with DL4b and reduced intensity lymphodepletion in the New Cohort, 100% CR was achieved among evaluable subjects (5/5). One subject was non-evaluable at the Day 28 assessment due to death from suspected fludarabine-associated neurotoxicity on Day 23. The subject had complete resolution of disease according to a CT scan on Day 21.

No Grade 3 or greater cytokine release syndrome was observed in either dosing cohort. One Grade 3 immune effector cell-associated neurotoxicity syndrome was recorded in each cohort that rapidly resolved to Grade 1 within 24 to 48 hours. Two Grade 5 events associated with late occurring encephalopathy suspected to be related to fludarabine-associated neurotoxicity occurred in the New Cohort. There was no evidence of graft versus host disease in either cohort. Grade 3 or greater infections occurred less frequently in the New Cohort with one out of six (17%) subjects compared to four out of six (67%) subjects in the ASH Cohort.

An abstract on the cell dose and functional attributes of azer-cel that may be associated with positive safety and efficacy results for CAR T therapy in R/R B-cell lymphoma was accepted for poster presentation at the 64th ASH Annual Meeting taking place in

December 2022. The poster presentation will highlight the first analysis of an allogeneic CD19 CAR T product composition to demonstrate that strategies intended to maximize stem central memory T-cell fraction (CCR7+) while limiting CD4+ CCR7+ differentiated fraction may improve safety and efficacy of CAR T therapy.

In the remainder of 2022, we plan to continue dosing subjects with optimized azer-cel CAR T cells in the CAR T relapsed patient population in which it has shown high and durable complete response rates, while further reducing the dose of lymphodepletion to standard levels in pursuit of best therapeutic index for this patient population.

PBCAR19B is a novel immune-evading stealth cell candidate employing a single-gene edit that knocks-down beta-2 microglobulin to evade T cell rejection, while also inserting a human leukocyte antigen E transgene to further evade rejection from natural killer cells. A flat dose of 270 million cells following standard lymphodepletion of fludarabine 30 mg/m2/day × 3 days + cyclophosphamide 1000 mg/m2/day × 3 days has been administered to three subjects with R/R diffuse large B-cell lymphoma. We are continuing to recruit patients in the PBCAR19B clinical program at DL2 (flat dose of 540 million cells) with the intent to complete the Phase 1 dose escalation.

We expect to provide an update on our azer-cel and PBCAR19B ex vivo allogeneic CAR T programs in late Q4 2022 or early Q1 2023, depending on patient accrual and follow-up.

In vivo gene correction is complex and involves the delivery of ARCUS nucleases directly into a patient’s cells to treat disease at the level of the underlying DNA. We expect in vivo therapies for genetic and infectious diseases to be a significant focus of our operations long-term. We believe these applications are particularly well suited to ARCUS because they require extremely low levels of off-target editing and efficient delivery. As a gene editing tool, ARCUS can be differentiated by unique attributes which are designed for precise, specific and versatile gene editing. By nature of its origin from a homing endonuclease, ARCUS can be particularly applicable to gene insertion and complex edits designed for gene repair aimed at restoring function, as well as more simple gene knock outs. ARCUS is also unique in its relatively small size which allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

As a result of ARCUS’ versatility, recent high efficiency in vivo gene insertion data, and scientific progress with wholly-owned and partnered programs, we have commenced a portfolio review of our in vivo gene editing programs. We are exploring ways to expedite key programs, advance new indications, and maximize ARCUS’ core features which have the potential to enable high efficiency gene insertion and complex edits aimed at restoring genomic function and treating the underlying root cause of specific genetic diseases. Our aim is to focus on programs in which ARCUS is most differentiated and where we see a potential for a clear and rapid path to market, while providing a potentially curative therapeutic solution to patients with the highest unmet need.

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

Also in the in vivo gene editing pipeline, we continue our in vivo gene editing collaboration with Eli Lilly and Company (“Lilly”) in applying ARCUS nucleases to three initial targets, including Duchenne muscular dystrophy in muscle, a central nervous system directed target and a liver directed target. Our publicly announced wholly owned programs include PBGENE-PCSK9 for the treatment of familial hypercholesterolemia (“FH”), PBGENE-PH1 for the treatment of primary hyperoxaluria type 1 (“PH1”) and PBGENE-HBV for the treatment of chronic hepatitis B virus (“HBV”).

Our gene editing program for chronic HBV applies ARCUS to knock out persistent covalently closed circular DNA and inactivate integrated HBV genomes, potentially achieving durable HBV S-antigen (“HBsAg”) loss and reducing viral persistence. Preclinical data from this program were presented at an oral presentation at the European Society of Gene & Cell Therapy 29th Congress in October 2022. Data presented demonstrated that ARCUS efficiently targeted and degraded HBV cccDNA by 85% and reduced expression of HBsAg by 77% in HBV-infected primary human hepatocytes (“PHH”). Importantly, the optimized specificity of the ARCUS nuclease completely prevented detectable chromosomal translocations in the PHH model. To evaluate ARCUS in vivo, novel mouse and non-human primate models were developed that utilized an episomal AAV containing a portion of the HBV genome to serve as a surrogate for cccDNA. After administration of LNP containing ARCUS mRNA, high on-target editing and a robust decrease in the cccDNA surrogate was observed in both episomal models, along with a durable 96% reduction of HBsAg in mice.

We have initiated IND-enabling activities for our PBGENE-PH1 candidate designed to knock out the HAO1 gene as a potential one-time treatment for PH1.

In August 2021, we entered into a development and license agreement (the “iECURE Agreement”) with iECURE, Inc. (“iECURE”). Under the iECURE Agreement, iECURE is expected to advance our wholly owned PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in FH. As of the date of this Quarterly Report on Form 10-Q, IND enabling activities for PBGENE-PCSK9 have not been completed. We are in discussions with iECURE and will provide an update on the program when more information is available. iECURE will also use our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other pre-specified rare genetic diseases, including ornithine transcarbamylase (“OTC”) deficiency, Citrullinemia Type 1 (“CTLN1”), phenylketonuria (“PKU”), and another program focused on liver disease. We received a partial equity stake in iECURE and are eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

In October 2022, preclinical data were presented by researchers from the University of Pennsylvania’s Gene Therapy Program in collaboration with iECURE at the International Conference on Ureagenesis Defects and Allied Conditions 2022 highlighting an ARCUS-based gene insertion approach for the treatment of OTC deficiency. Non-human primate ("NHP") data demonstrated stable insertion of the therapeutic gene one year post-dosing in newborn and infant NHPs. In the follow up data, 12-month biopsies continued to demonstrate construct stability, with transduction efficiency up to 28.2% as measured by in-situ hybridization (ISH). These data further demonstrate the preclinical feasibility of using an ARCUS-mediated gene insertion approach.

In December 2021, we announced our entry into an agreement with a syndicate of investors led by ACCELR8 to separate our then wholly owned subsidiary, Elo Life Systems, Inc. (“Elo”), and create an independent food and agriculture business (“New Elo”). As partial consideration for the assets contributed and license granted to New Elo, we received a $10.0 million promissory note payable from New Elo (the “Note Receivable”) and common stock in New Elo. The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the New Elo’s Amended and Restated Certificate of Incorporation). The Note Receivable accrues interest at 2.00% per annum, and is payable annually on December 17th.

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

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. As of September 30, 2022, we had an accumulated deficit of $399.8 million.

Our operating expenses decreased during the nine months ended September 30, 2022 as a result of our financial discipline, including evaluation of our priority programs. As our programs continue to advance to later stage clinical trials, however, we expect our operating expenses will increase year-over-year in connection with our ongoing and planned clinical trials, anticipated IND and CTA filings, and potential BLA filings, and the expected expansion of our ex vivo and in vivo product development programs and capabilities, including related infrastructure needs. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. In addition, we expect to continue to incur additional costs associated with operating as a public company.

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

Impact of the COVID-19 Pandemic

We are closely monitoring how the ongoing COVID-19 pandemic and variants thereof continue to affect our employees, business, preclinical studies and clinical trials. We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of North Carolina to protect the health and safety of our employees and the community. We have implemented measures to mitigate exposure risks and support operations. We initiated a health and safety program addressing use of face masks, mandatory vaccinations, social distancing, sanitary handwashing practices, use of personal protective equipment stations, and stringent cleaning and sanitization of all facilities.

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

In July 2022, we received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date, Novartis made an equity investment of $25.0 million in our common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, we issued and sold to Novartis 12,407,440 shares of our common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $2.01 per share. The price per share of our common stock under the Novartis Stock Purchase Agreement represented a 20% premium over the volume-weighted-average-price of our common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement.

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

During the three and nine months ended September 30, 2022, we recognized revenue under the Novartis Agreement of $3.6 million. Deferred revenue related to the Novartis Agreement amounted to $60.0 million as of September 30, 2022, of which $30.1 million, was included in current liabilities within the condensed consolidated balance sheets.

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

During the three months ended September 30, 2022 and 2021, we recognized revenue under the Lilly Agreement of $3.8 million and $4.9 million, respectively. During the nine months ended September 30, 2022 and September 30, 2021, we recognized revenue under the Lilly Agreement of approximately $10.9 million and $15.6 million, respectively. Deferred revenue related to the Lilly Agreement amounted to $78.9 million and $88.3 million as of September 30, 2022 and December 31, 2021, of which $18.3 million and $21.2 million, respectively, was included in current liabilities within the condensed consolidated balance sheets.

iECURE

In August 2021, we entered into the iECURE Agreement under which iECURE is expected to advance our PBGENE-PCSK9 candidate through Phase 1 studies and gain access to our PCSK9-directed ARCUS nuclease to develop four other pre-specified rare gene editing therapies for genetic diseases.

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

During the nine months ended September 30, 2022, we recognized $1.7 million of research and development expense related to amortization of the PCSK9 prepaid. As of September 30, 2022, the remaining balance of the PCSK9 prepaid was $11.2 million, which is included in the prepaid expenses and other assets line items of the condensed consolidated balance sheets in the amounts of $4.2 million and $7.0 million, respectively.

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

Pursuant to the Servier Agreement, we had developed certain allogeneic CAR T candidates, including azer-cel and the stealth cell PBCAR19B, each targeting CD19, as well as four additional product targets under the Servier Agreement. Pursuant to the terms of the Program Purchase Agreement, we regained full global rights to research, develop, manufacture and commercialize products resulting from such programs, with sole control over all activities. Additionally, per the terms of the Program Purchase Agreement we do not have an obligation to continue development of the Servier Targets. With respect to products directed to CD19, Servier has certain rights of negotiation, which may be exercised during a specified time period if we elect to initiate a process or entertain third party offers for partnering such products.

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

We recognized no revenue under the agreement with Servier during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we recognized revenue under the agreement with Servier of approximately $72.9 million. We did not have deferred revenue related to the agreement with Servier as of September 30, 2022 or December 31, 2021.

Tiziana

In September 2021, we entered into an exclusive license agreement to evaluate Tiziana’s foralumab, a fully human anti-CD3 monoclonal antibody, as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. We expect to investigate foralumab first in combination with an anti-CD19 CAR T.

SpringWorks Therapeutics

In September 2020, we entered into a Clinical Trial Collaboration Agreement with SpringWorks Therapeutics, Inc. Pursuant to such agreement, PBCAR269A was evaluated in combination with nirogacestat, SpringWorks’ investigational gamma secretase inhibitor, in patients with R/R multiple myeloma. Under the terms of the agreement, we were responsible for all costs associated with the conduct of the clinical trial including providing PBCAR269A for use in the trial, and SpringWorks was responsible for providing nirogacestat at its sole cost and expense. The combination therapy and increased dose of PBCAR269A resulted in improved cell expansion, which correlated with increased clinical activity when compared to dose-matched PBCAR269A monotherapy treatment. However, in light of the competitive landscape of BCMA targeted therapies in multiple myeloma, we have made the strategic decision not to continue the PBCAR269A clinical program.

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

Research and development activities are central to our business model. Currently, research and development expenses are decreasing as a result of our financial discipline, including our decision to discontinue clinical development of PBCAR20A and PBCAR269A to allow prioritization of our other clinical programs, decreased external clinical trial material costs and discontinued investment in the development of food and agricultural product candidates following the separation of Elo in 2021. However, we ultimately expect that our research and development expenses will increase in the foreseeable future and will comprise a larger percentage of our total expenses as we continue to progress our clinical trials for our ex vivo allogeneic CAR T immunotherapies, particularly if we pursue pivotal clinical trials, and conduct preclinical research and IND/CTA enabling activities for our in vivo pipeline of therapies for genetic and infectious diseases.

We cannot determine with certainty the duration and costs of ongoing and future clinical trials of our CD19 and CD19B product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our CD19 and CD19B product candidates, and any other our product candidate we may develop will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of clinical trials of our CD19 and CD19B product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
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

Change in Fair Value of Investment

On issuance, we elected to account for the iECURE equity at fair value under ASC 825. Accordingly, the change in fair value of equity investment represents the assessed change in fair value of the iECURE equity investment between reporting periods.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and September 30, 2021, together with the changes in those items:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Revenue	$7,363	$24,036	$(16,673)
Operating expenses:
Research and development	19,959	25,940	(5,981)
General and administrative	10,334	9,638	696
Total operating expenses	30,293	35,578	(5,285)
Operating loss	(22,930)	(11,542)	(11,388)
Other income (expense):
Change in fair value of investment	—	274	(274)
Loss from equity method investment	(1,783)	—	(1,783)
Interest expense	(405)	(55)	(350)
Interest income	1,172	44	1,128
Total other (expense) income, net	(1,016)	263	(1,279)
Net loss	$(23,946)	$(11,279)	$(12,667)

Revenue

Revenue for the three months ended September 30, 2022 was $7.4 million, compared to $24.0 million for the three months ended September 30, 2021. The decrease of $16.6 million in revenue during the three months ended September 30, 2022 was primarily the result of $17.9 million in revenue recognized in the three months ended September 30, 2021 under the iECURE Agreement as the performance obligation was deemed fully satisfied in August 2021 upon the grant of the PCSK9 license to iECURE, a $1.1 million decrease in revenue recognized under the Lilly Agreement as a result of an increase in total estimated effort required to satisfy the performance obligation, and a $1.2 million decrease in revenue recognized from an agriculture partnering collaboration given the collaboration transferred to New Elo upon separation in 2021. These decreases in revenue were partially offset by an increase of $3.6 million in revenue recognized under the Novartis Agreement as work thereunder began in the three months ended September 30, 2022.

Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$879	$2,376	$(1,497)
CD19B external development costs	360	330	30
BCMA external development costs	424	1,282	(858)
CD20 external development costs	—	1,289	(1,289)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	9,790	10,470	(680)
Laboratory supplies and services	3,610	3,729	(119)
Outsourced research and development	1,210	670	540
CMOs and research organizations	308	1,729	(1,421)
Laboratory equipment and maintenance	344	526	(182)
Facility-related costs	654	850	(196)
Depreciation and amortization	1,657	1,904	(247)
Licensing fees	684	746	(62)
Other research and development costs	39	39	—
Total research and development expenses	$19,959	$25,940	$(5,981)

Research and development expenses for the three months ended September 30, 2022 were $20.0 million, compared to $25.9 million for the three months ended September 30, 2021. The decrease of $5.9 million in research and development expense was primarily due to a decrease of $3.6 million in direct research and development expenses related to our allogeneic CAR T product candidates, including a $1.5 million decrease in CD19 external development costs driven by of lower CRO expense as a result of lower patient activity as Institutional Review Boards ("IRBs") reviewed our updated lymphodepletion regimen, as well as $0.9 million and $1.3 million decreases in BCMA and CD20 external development costs, respectively, resulting from of our decision not to continue clinical development of PBCAR269A and PBCAR20A, respectively.

Further contributing to the decrease in research and development expenses during the three months ended September 30, 2022 were decreases of $0.7 million and $0.2 million in employee-related costs and depreciation and amortization expense, respectively, driven by the separation of Elo in 2021. Additionally, unallocated CMO and research organization expense related to our preclinical studies decreased $1.4 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which was primarily driven by the completion of CMO manufacturing programs.

General and Administrative Expenses

General and administrative expenses were $10.3 million for the three months ended September 30, 2022 compared to $9.6 million for the three months ended September 30, 2021. The increase of $0.7 million in general and administrative expenses was primarily due to increases of $0.8 million in employee-related costs driven by an increase in share-based compensation expense, partially offset by a $0.1 million decrease in information technology expense related to software subscriptions.

Change in Fair Value of Investment

There were no assessed changes in the fair value of the iECURE equity during the three months ended September 30, 2022. The change in fair value of investment was $0.3 million for the three months ended September 30, 2021 which was attributed to an increase in the assessed fair value of our equity investment in iECURE from issuance in August 2021 to September 30, 2021.

Loss from Equity Method Investment

Loss from equity method investment was $1.8 million during the three months ended September 30, 2022 and represented our proportionate share of New Elo’s net loss for such period. We did not have any equity method investment during the three months ended September 30, 2021.

Interest Expense

Interest expense was $0.4 million for the three months ended September 30, 2022 compared to less than $0.1 million for the three months ended September 30, 2021. The $0.3 million increase in interest expense was the result of an increase in debt outstanding coupled with higher stated and effective interest rates on our debt.

Interest Income

Interest income was $1.2 million during the three months ended September 30, 2022 compared to less than $0.1 million during the three months ended September 30, 2021. The $1.1 million increase in interest income was the result of a larger cash balance and higher interest rates during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and interest income on the $10.0 million Note Receivable due from New Elo that was not outstanding during the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and September 30, 2021, together with the changes in those items:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Revenue	$14,500	$109,190	$(94,690)
Operating expenses:
Research and development	62,867	88,768	(25,901)
General and administrative	31,510	29,074	2,436
Total operating expenses	94,377	117,842	(23,465)
Operating loss	(79,877)	(8,652)	(71,225)
Other (expense) income:
Change in fair value of investment	—	274	(274)
Loss from equity method investment	(4,183)	—	(4,183)
Interest expense	(625)	(79)	(546)
Interest income	1,536	145	1,391
Total other (expense) income, net	(3,272)	340	(3,612)
Net loss	$(83,149)	$(8,312)	$(74,837)

Revenue

Revenue for the nine months ended September 30, 2022 was $14.5 million, compared to $109.2 million for the nine months ended September 30, 2021. The decrease of $94.7 million in revenue during the nine months ended September 30, 2022 was the result of the absence of $72.9 million in revenue recognized under the Servier Agreement as there has not been any related revenue recognized thereunder subsequent to full satisfaction of the performance obligation upon the execution of the Program Purchase Agreement in April 2021, $17.9 million in revenue recognized in the nine months ended September 30, 2021 under the iECURE Agreement as the performance obligation was deemed fully satisfied in August 2021 upon the grant of the PCSK9 license to iECURE, a $4.7 million decrease in revenue recognized under the Lilly Agreement as a result of an increase in total estimated effort required to satisfy the performance obligation, and a $2.8 million decrease in revenue recognized from an agriculture partnering collaboration given the collaboration transferred to New Elo upon separation in 2021. These decreases in revenue were partially offset by an increase of $3.6 million in revenue recognized under the Novartis Agreement as work thereunder began in the three months ended September 30, 2022.

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Direct research and development expenses by product candidate:
CD19 external development costs	$3,812	$6,532	$(2,720)
CD19B external development costs	1,812	2,662	(850)
BCMA external development costs	1,260	3,133	(1,873)
CD20 external development costs	372	3,312	(2,940)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	28,472	31,814	(3,342)
Program Purchase Agreement costs and contract liability	—	11,250	(11,250)
Sublicensing royalty payable to Duke	1,500	1,111	389
Laboratory supplies and services	10,094	11,024	(930)
Outsourced research and development	2,973	1,583	1,390
CMOs and research organizations	794	4,133	(3,339)
Laboratory equipment and maintenance	901	1,553	(652)
Facility-related costs	2,121	2,745	(624)
Depreciation and amortization	4,938	5,747	(809)
Licensing fees	2,048	1,875	173
Amortization of PCSK9 Prepaid	1,692	—	1,692
Other research and development costs	78	294	(216)
Total research and development expenses	$62,867	$88,768	$(25,901)

Research and development expenses for the nine months ended September 30, 2022 were $62.9 million, compared to $88.8 million for the nine months ended September 30, 2021. The decrease of $25.9 million in research and development expense was primarily due to a decrease of $11.3 million in expense related to the Program Purchase Agreement, which is comprised of a $10.0 million financial contract liability that was accrued as it was deemed probable to occur and a $1.3 million cash payment to Servier that was recorded to expense in the nine months ended September 30, 2021.

Additionally, there was a decrease of $8.4 million in direct research and development expenses related to our allogeneic CAR T product candidates, including $1.9 million and $2.9 million decreases in BCMA and CD20 external development costs, respectively, as the result of our decision not to continue clinical development of PBCAR269A and PBCAR20A, respectively, a $2.7 million decrease in CD19 external development expense driven by lower CRO expense as a result of lower patient activity as IRBs reviewed our updated lymphodepletion regimen, and a $0.9 million decrease in CD19B external development costs driven by lower CRO expenses as a result of study activation costs that were incurred in the nine months ended September 30, 2021 and a pause on dosing patients in the first half of the year while awaiting the release of clinical trial material from an optimized manufacturing process.

Further contributing to the decrease in research and development expenses during the nine months ended September 30, 2022 were decreases of $3.3 million, $0.9 million, $0.8 million, and $0.6 million in employee-related costs, laboratory supplies and services, depreciation and amortization expense, and facility-related costs, respectively, driven by the separation of Elo in 2021. Additionally, unallocated CMO and research organization expense related to our preclinical studies decreased $3.3 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which was primarily driven by the completion of CMO manufacturing programs. These decreases were partially offset by a $1.4 million increase in outsourced research and development costs related to our in vivo gene editing programs, and a $1.7 million increase in expense related to amortization of the iECURE PCSK9 prepaid as a result of costs incurred by iECURE in the nine months ended September 30, 2022 to progress our PBGENE-PCSK9 candidate through a Phase 1 clinical trial.

General and Administrative Expenses

General and administrative expenses were $31.5 million for the nine months ended September 30, 2022 compared to $29.1 million for the nine months ended September 30, 2021. The increase of $2.4 million in general and administrative expenses was primarily due to increases of $3.6 million in employee-related costs associated increased wages, share-based compensation expense, and relocation costs for new personnel. These increases were partially offset by a $0.5 million decrease in insurance expense primarily driven by a reduction in director and officer insurance premiums, a $0.4 million decrease in legal expense, and a $0.3 million decrease in information technology expense related to software subscriptions.

Change in Fair Value of Investment

There were no assessed changes in the fair value of the iECURE equity during the nine months ended September 30, 2022. The change in fair value of investment was $0.3 million for the nine months ended September 30, 2021 which was attributed to an increase in the assessed fair value of our equity investment in iECURE from issuance in August 2021 to September 30, 2021.

Loss from Equity Method Investment

Loss from equity method investment was $4.2 million during the nine months ended September 30, 2022 and represented our proportionate share of New Elo’s net loss for such period. We did not have any equity method investment during the nine months ended September 30, 2021.

Interest Expense

Interest expense was $0.6 million for the nine months ended September 30, 2022 compared to less than $0.1 million during the nine months ended September 30, 2022. The $0.5 million increase in interest expense was the result of an increase in debt outstanding coupled with higher stated and effective interest rates on our debt.

Interest Income

Interest income was $1.5 million during the nine months ended September 30, 2022 compared to $0.1 million during the nine months ended September 30, 2021. The $1.4 million increase in interest income was the result of higher interest rates during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 and interest income on the $10.0 million Note Receivable due from New Elo that was not outstanding during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. Although our research and development costs have decreased as a result of, among other things, our decision to discontinue clinical development of PBCAR20A and PBCAR269A to allow prioritization of other clinical programs, we expect that our research and development and general and administrative costs will increase going forward, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CROs and CMOs, the addition of laboratory equipment to MCAT in support of preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the ongoing uncertainty related to the economic impacts of the COVID-19 pandemic and variants thereof including sustained inflation, supply chain disruptions, and major central bank policy actions. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude of the economic impacts associated with the COVID-19 pandemic on our liquidity and future funding requirements remains uncertain as of the filing date of this Quarterly Report on Form 10-Q. See “Impact of the COVID-19 Pandemic” above and “Risk Factors— The ongoing novel coronavirus disease, COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials” in Part II. Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic and its variants on our business. Additionally, impacts from Russia’s war with Ukraine may present additional challenges in global market conditions that could impact our ability to secure additional funding.

We do not currently have any approved products and have never generated any revenue from product sales. Through the date of filing this Quarterly Report on Form 10-Q, we have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market offerings of common stock and borrowing on credit facilities. As of September 30, 2022, we had raised approximately $809.7 million of proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, underwritten and at-the-market offerings of common stock as part of our shelf registration statement, upfront and milestone payments from customers and funding from other strategic alliances and grants.

We currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the SEC on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of September 30, 2022, we had sold 3,187,508 shares of our common stock in at-the-market offerings as part of our shelf registration statement, resulting in net proceeds of $28.1 million, after deducting agent commissions and issuance costs.

Cash Flows

Our cash and cash equivalents totaled $212.1 million and $160.5 million as of September 30, 2022 and 2021, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(23,910)	$12,828
Net cash used in investing activities	(2,687)	(4,298)
Net cash provided by financing activities	94,985	62,143
Increase in cash and cash equivalents	$68,388	$70,673

Cash (Used in) Provided by Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses. Cash (used in) provided by operating activities during the nine months ended September 30, 2022 and September 30, 2021 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash used in operating activities during the nine months ended September 30, 2022 was $23.9 million compared to $12.8 million provided by operating activities during the nine months ended September 30, 2021. The increase in cash used in operating activities in the nine months ended September 30, 2022 was primarily due to the $100.0 million upfront payment received from Lilly in January 2021, partially offset by the $50.0 million upfront payment received from Novartis in July 2022.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the nine months ended September 30, 2022 was $2.7 million, compared to $4.3 million in the nine months ended September 30, 2021. The $1.6 million decrease in cash used in investing activities was primarily driven by a $0.8 million cash expenditure for a license to evaluate Tiziana’s foralumab as a lymphodepletion agent in conjunction with our allogeneic CAR T therapeutics, which was capitalized as an intangible asset during the nine months ended September 30, 2021 as well as a decrease in cash expenditures for purchases of laboratory equipment for our MCAT facility during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $95.0 million, compared to $62.1 million during the nine months ended September 30, 2021. The increase in cash provided by financing activities during the nine months ended September 30, 2022 was primarily due to a $31.2 million increase in net proceeds from offerings of common stock in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Additionally contributing to the increase in cash provided by financing activities was $25.0 million in proceeds from the Novartis Stock Purchase Agreement, and $19.8 million in net proceeds from borrowings on our Revolving Line (as defined below), partially offset by $35.0 million in proceeds from the Lilly Share Purchase Agreement and $2.5 million in net debt proceeds received in the nine months ended September 30, 2021.

Debt Obligations

Revolving Line

We may request advances on our loan and security agreement (as amended from time to time, the “Revolving Line”) with Pacific Western Bank (“PWB”) up to an aggregate principal of $30.0 million. In July 2022, the Revolving Line maturity date was extended to June 23, 2024 upon receipt of $100.0 million in aggregate new gross proceeds (as defined in the Revolving Line). All outstanding principal amounts are due upon maturity. We must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate on Revolving Line borrowings is a variable annual rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the Revolving Line), or (b) 4.25%. As of September 30, 2022, the outstanding principal balance on the Revolving Line was $22.5 million and the stated interest rate was 7.00%

Funding Requirements

As a clinical stage company, we will continue to have funding requirements in connection with the continuation of our current clinical trials and planned initiation of additional clinical trials, potential IND, CTA and biologics license application (“BLA”) filings, and expected growth in our ex vivo and in vivo portfolios.

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts and available credit will allow us to fund operating expense and capital expenditure requirements to the end of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the progress, costs and results of our clinical development for our CD19 and CD19B programs as we progress clinical trials, including CRO costs;
•
the progress, costs and results of our additional research and preclinical development programs including our in vivo and ex vivo pipeline and our planned IND or CTA submissions and potential BLA filings;

•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•
the costs and timing of internal process development and manufacturing scale-up activities and contract with CMOs associated with our CD19 and CD19B programs and other programs we advance through preclinical and clinical development;
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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the nine months ended September 30, 2022, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $212.1 million, or 78% of our total assets, on September 30, 2022 and $143.7 million, or 68% of our total assets, on December 31, 2021. Interest income earned was $1.5 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our financial statements. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $83.1 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $399.8 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market offerings of common stock, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

All of our current or future product candidates will require substantial additional development time and resources before we may realize revenue from product sales, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate our expenses will increase if and as we:

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

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts and available credit will allow us to fund operating expense and capital expenditure requirements to the end of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

In May 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PWB”) (as subsequently amended, the “Revolving Line”). Pursuant to the terms of the Revolving Line, we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million and the maturity date of the Revolving Line is June 23, 2024. As of September 30, 2022, we had $22.5 million in borrowings under our Revolving Line. Pursuant to the terms of the Revolving Line, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including in underwritten and at-the-market offerings, stockholders' ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect common stockholders' rights. To the extent that we raise additional capital through debt financing, it would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. To the extent we raise additional capital through arrangements with collaborators or otherwise, we may be required to relinquish some of our technologies, research programs, product development activities, product candidates and/or future revenue streams, license our technologies and/or product candidates on unfavorable terms or otherwise agree to terms unfavorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance research programs, product development activities or product candidates.

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

Investment in biopharmaceutical product development is a highly speculative endeavor. It entails substantial upfront capital expenditures, and there is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our genome editing platform and the technologies we are using are new and unproven. We have initiated a Phase 1/2a clinical trial in patients with R/R NHL and R/R B-ALL and a Phase 1 clinical trial in patients with NHL. In addition, we will not be continuing a previously initiated Phase 1/2a clinical trial in patients with R/R multiple myeloma, in light of the competitive landscape of BCMA targeted therapies in multiple myeloma. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

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

Research programs to identify new product candidates and product development platforms require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs, product candidates or product development platforms that ultimately prove to be unsuccessful. Any time, effort and financial resources we expend on identifying and researching new product candidates and product development platforms may divert our attention from, and adversely affect our ability to continue, development and commercialization of existing research programs, product candidates and product development platforms. Clinical trials of any of our product candidates may never commence despite the expenditure of significant resources in pursuit of their development, and our spending on current and future research and development programs, product candidates and product development platforms may not yield any commercially viable products. As a result of having limited financial and managerial resources, we may forego or delay pursuit of opportunities that later prove to have greater commercial potential. For example, in 2021 we entered into an agreement with a syndicate of investors to separate from our then wholly owned subsidiary, Elo Life Systems, and create an independent new food and agriculture business. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Additionally, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. We have commenced a portfolio review of our in vivo gene editing programs; however, there is no guarantee that this review will ultimately lead to any viable commercial products, profitable market opportunities or other value-enhancing activities.

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

Our success depends on our ability to develop and commercialize product candidates using our novel genome editing technology. The novel nature of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, preclinical studies and clinical trials. There have been a limited number of clinical trials of products created with genome editing technologies, four of which have utilized our technology. Because our therapeutic research programs are all in preclinical or early clinical stages, we have only been able to assess limited safety and efficacy data of our product candidates in human trials. Current or future product candidates may not meet safety and efficacy requirements for continued development or ultimate approval in humans and may cause significant adverse events or toxicities. All of our product candidates are designed to act at the level of DNA, and because animal DNA differs from human DNA, it will be difficult for us to test our therapeutic product candidates in animal models for either safety or efficacy, and any testing that we conduct may not translate to their effects in humans. Moreover, animal models may not exist for some of the targets, diseases or indications that we intend to pursue. Our product candidates may not be able to properly implement desired genetic edits with sufficient accuracy to be viable therapeutic products, and there may be long-term effects associated with them that we cannot predict at this time. Any problems we experience related to the development of our genome editing technology or any of our or our collaborators’ research programs or product candidates may cause significant delays or unanticipated costs, and we may not be able to satisfactorily solve such problems. These factors may prevent us or our collaborators from completing our preclinical studies or any clinical trials that we or our collaborators have ongoing or may initiate, or profitably commercializing any product candidates on a timely basis, or at all. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process as we develop and prepare to commercialize product candidates. These factors make it more difficult for us to predict the time, cost and potential success of product candidate development. If our product development activities take longer or cost more than anticipated, or if they ultimately are not successful, it would materially adversely affect our business and results of operations.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. With the exception of our CD19 and CD19B product candidates, all current product candidates and product development programs are still in the discovery or preclinical stages. We may be unsuccessful in advancing those product candidates into clinical development or in identifying any developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:

•
the use of ARCUS may be ineffective in identifying additional product candidates;
•
we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
•
we may not be able to enter into collaborative arrangements to facilitate development of product candidates, the terms of our collaborative arrangements may change, or our collaborative arrangements may be terminated;
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

We sometimes estimate, or may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies or clinical trials, the submission of regulatory filings, the receipt of marketing approval or the realization of other commercialization objectives. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities, participation of third parties including outside collaborators or vendors, the receipt of key regulatory approvals or actions, and other factors, including without limitation, impacts resulting from the COVID-19 pandemic and its variants, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of the product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the trading price of our common stock may decline.

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

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory agency may not be indicative of what any other regulatory agency may require for approval, and there has historically been substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, in the United States, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissues, and Gene Therapies Advisory Committee to advise CBER on its review. Our product candidates will need to meet safety and efficacy standards applicable to any new biologic under the regulatory framework administered by the FDA.

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
•
the FDA, comparable foreign regulatory authorities or notified bodies may fail to approve or certify the companion diagnostics we may contemplate developing with collaborators; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.

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

Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We have initiated a Phase 1/2a clinical trial in patients with R/R NHL or R/R B-ALL, and a Phase 1 clinical trial in patients with NHL. In addition, we will not be continuing a previously initiated Phase 1/2a clinical trial in subjects with R/R multiple myeloma, in light of the competitive landscape of BCMA targeted therapies in multiple myeloma. We do not know whether any current or planned clinical trials will need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials have been and may in the future be delayed, suspended or terminated for a variety of reasons, including in connection with:

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
•
competitive pressures and other market conditions;
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

Any delays or difficulties in our or our collaborators' ability to enroll patients in clinical trials, could delay or prevent receipt of regulatory approvals.

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

Our product candidates may be associated with off-target editing or other serious adverse events, undesirable side effects or unexpected characteristics, including large deletions and translocations or chromosomal abnormalities. Results of clinical trials could reveal severe or recurring side effects, toxicities or unexpected events, including death. Off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. In those instances where we also provide a segment of DNA, it is possible that following off-target cut events, such DNA could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There may also be delayed adverse events following exposure to therapeutics made with genome editing technologies due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Such unintended and undesirable side effects were recently exhibited in one of our competitors’ clinical trials for which a clinical hold was placed by the FDA in October 2021 following a report of a chromosomal abnormality. In addition to serious adverse events or side effects caused by product candidates we develop alone or with collaborators, the administration process or related procedures may also cause undesirable side effects. For example, in our Phase 1/2a clinical trial of azer-cel, there have been patient deaths which are being assessed as possibly related to study treatment, as well as patient deaths without disease progression that, while deemed unrelated to study treatment, may lead to adverse public perception of CAR T cell therapy.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities (defined as health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the Department of Health and Human Services ("HHS"), affected individuals and if the breach is large enough, the media. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California recently enacted the California Consumer Privacy Act of 2018 ("CCPA"), which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act ("CPRA"), recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions are expected to go into effect on January 1, 2023. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the European Union General Data Protection Regulation ("GDPR") went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area ("EEA"). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Since January 1, 2021 we have also been subject to compliance with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the U.S. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for Untied States Signals Intelligence Activities. Further, while the CJEU upheld the adequacy of the standard contractual clauses (“SCCs”), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing SCC arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

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

The EU has also proposed a Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials.

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

We have received orphan drug designation for PBCAR0191 for the treatment of ALL and MCL, and we may seek orphan drug designation for some or all of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, which may negatively impact our ability to develop or obtain regulatory approval for such product candidates and may reduce our revenue if we obtain such approval.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same disease or condition for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Even if we or our collaborators obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Exclusive marketing rights in the United States may be limited if we or our collaborators seek approval for a disease or condition broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if we or our collaborators are unable to manufacture sufficient supply of the product.

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

We have received fast track designation and rare pediatric disease designation for azer-cel for the treatment of B-ALL. We may continue to seek fast track designation and may also seek breakthrough therapy designation, RMAT designation or priority review from the FDA, or access to the PRIME scheme from the EMA for some or all of our product candidates. If a drug, or biologic, in our case, is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA fast track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. If granted, fast track designation makes a biologic eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Products with fast track designation may also be eligible for accelerated approval and/or priority review, if the relevant criteria are met.

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

Since its enactment, there have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and the most recent judicial challenge to the ACA brought before the Supreme Court was dismissed in June 2021 resulting in the ACA remaining in effect in its current form. Prior to the Supreme Court’s decision. President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other health reform measures will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Further, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA"), was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA postponed most inspections of foreign and domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, in April 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities in circumstances where the FDA determined that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic and its variants. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In March 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. The ongoing pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as at various points during the pandemic, worker shortages have occurred; supply chains and manufacturing, including our own, have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the impact of COVID-19 and its variants and in accordance with guidance from the CDC and the State of North Carolina, we have implemented measures to mitigate exposure risks and support operations. The health and safety program we have initiated addressing the use of face masks, mandatory vaccinations, social distancing, sanitary handwashing practices, use of personal protective equipment stations, and stringent cleaning and sanitization of all facilities may not sufficiently protect our employees. Any additional resurgence of outbreaks, new regulatory orders or guidance, or self-imposed protective measures we impose could require reversal of our previously eased restrictions to our on-site activities and, as a result, adversely impact our business, including our preclinical studies and clinical trials.

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

The COVID-19 pandemic and its variants continues to evolve. Disruptions, supply chain constraints and timeline impacts, competing resource demands and safety concerns caused by the COVID-19 pandemic and its variants have caused, and may continue to cause, delays in our clinical trial site activation and our ability to enroll patients. Supply chain constraints affecting the industry have also impacted our business. Lead times for certain single-use components have been extended, and global impacts from the COVID-19 pandemic could lead to longer timelines or greater costs in the future. Additionally, we have experienced and may also experience other difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and we may incur other unforeseen costs as a result. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, emergence of additional new variants, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or any further business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, the magnitude of the economic impact brought by and the duration of the COVID-19 pandemic and its variants including sustained inflation, supply chain disruptions, and major central bank policy actions continues to be difficult to assess or predict and may continue to result in significant disruption of global financial markets, which may have a negative impact on our preclinical studies and clinical trials or reduce our ability to access capital, negatively affecting our liquidity.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2022, we had 194 full-time employees. We will need to significantly expand our organization, and our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Our business and operations may suffer in the event of information technology system failures, cyber attacks or deficiencies in our security, which could materially affect our results.

Despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), malicious code, cyberattacks, hacking, phishing attacks and other social engineering schemes, denial or degradation of service attacks, natural and manmade disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties (e.g. employee theft or misuse, attacks by sophisticated nation-state and nation-state-supported actors), and human error. The aforementioned third parties with which we have relationships include service providers and vendors who provide to us a broad array of software and other technologies as well as products, services and functions (e.g., human resources, finance, communications, data transmission, risk, compliance) that enable us to conduct, monitor and/or protect our business, operations, systems and data assets.

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

Federal, state and foreign legislators and regulators globally have enacted or proposed legal requirements regarding the collection, distribution, disclosure, use, processing, security and storage of personally identifiable information and other types of regulated data, including online information and data online. In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology systems and infrastructure may be vulnerable to attacks by hackers or internal bad actors, breaches due to human error, technical vulnerabilities, malfeasance or other disruptions. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals and other parties of security breaches involving particular types of information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors or other organizations with which we have formed relationships that involve the handling or processing of such information.

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

We are subject to income and non-income taxes in the United States. Income tax accounting often involves complex issues, and judgment is required in determining our provision for income taxes and other tax liabilities. We may operate in foreign jurisdictions in the future. We could become subject to income and non-income taxes in foreign jurisdictions as well. In addition, many jurisdictions have detailed transfer pricing rules, which require that all transactions with non-resident related parties be priced using arm’s length pricing principles within the meaning of such rules. The application of withholding tax, goods and services tax, sales taxes and other non-income taxes is not always clear and we may be subject to tax audits relating to such withholding or non-income taxes. We believe that our tax positions are reasonable and our tax reserves are adequate to cover any potential liability. We are currently not subject to any tax audits. However, the Internal Revenue Service (“IRS”) or other taxing authorities may disagree with our positions. If the IRS or any other tax authorities were successful in challenging our positions, we may be liable for additional tax and penalties and interest related thereto or other taxes, as applicable, in excess of any reserves established therefor, which may have a significant impact on our results and operations and future cash flow.

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

As of September 30, 2022, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its NOL carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State NOL carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 NOL carryforwards (and research tax credits) may expire prior to being used, and our NOL carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we do enter into additional collaboration agreements, the negotiated terms may force us to relinquish rights that diminish our potential profitability from development and commercialization of the subject product candidates or others. If we are unable to enter into additional collaboration agreements, or to maintain existing collaborations, we may have to curtail the research and development of the product candidate or technology for which we are seeking to collaborate, reduce or delay research and development programs, delay potential commercialization timelines, reduce the scope of any sales or marketing activities or undertake research, development or commercialization activities at our own expense. If we elect to increase our expenditures to fund research, development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all.

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

As of September 30, 2022, we had cash and cash equivalents of $212.1 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since September 30, 2022, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 7, 2022, Precision BioSciences, Inc. (the “Company”) entered into amendments (the “Amendments”) to the existing employment agreements (the “Employment Agreements”) with each of Alex Kelly, the Company’s Chief Financial Officer, Alan List, M.D., the Company’s Chief Medical Officer, Dario Scimeca, the Company’s General Counsel, and Derek Jantz, Ph.D., the Company’s Chief Scientific Officer, which Amendments amended the definition of “Good Reason” set forth in the applicable Employment Agreements so that each of Mr. Kelly, Dr. List, Mr. Scimeca, and Dr. Jantz may resign upon a material, adverse change in his title, authority, duties, or responsibilities (other than temporarily while he is physically or mentally incapacitated or as required by applicable law) and receive the severance payments and benefits described in his Employment Agreement, subject to and in accordance with the previously disclosed terms of the Employment Agreement. The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendments, copies of which are attached hereto as Exhibits 10.2, 10.3, 10.4 and 10.5, respectively.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	10-Q	001-38841	3.2	11/10/2020

10.1	Amendment to the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan.	S-8	333-267079	99.4	8/26/2022

10.2	Amended and Restated Employment Agreement between Precision BioSciences, Inc. and Alex Kelly, dated November 7, 2022.					*

10.3	Amended and Restated Employment Agreement between Precision BioSciences, Inc. and Dr. Alan List, dated November 7, 2022.					*

10.4	Amended and Restated Employment Agreement between Precision BioSciences, Inc. and Dario Scimeca, dated November 7, 2022.					*

10.5	Amended and Restated Employment Agreement between Precision BioSciences, Inc. and Dr. Derek Jantz, dated November 7, 2022.					*

10.6	Employment Agreement between Precision BioSciences, Inc. and Dr. J. Jefferson Smith, dated November 7, 2022.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

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

Precision BioSciences, Inc.

Date: November 8, 2022	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: November 8, 2022	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer)