Form 10-K
period 2022-12-31
PRECISION BIOSCIENCES INC
filed 2023-03-09
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022, was $170.3 million.

The number of shares of Registrant’s common stock outstanding as of March 1, 2023 was 111,295,723.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Raleigh, North Carolina

Table of Contents

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including, without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, use and development of Licensed Products (as defined herein), planned preclinical studies and clinical trials, or discontinuance thereof, the status and results of our preclinical and clinical studies, including, the potential of our product candidates, if approved, to become best-in-class or first-in-class, expected release of interim data, expectations regarding our allogeneic chimeric antigen receptor T cell immunotherapy product candidates, expectations regarding the use and effects of ARCUS, including in connection with in vivo genome editing, collaborations and potential new partnerships or alternative opportunities for our product candidates, capabilities of our manufacturing facility, potential new application filings and regulatory approvals, research and development costs, timing, expected results and likelihood of success, plans and objectives of management for future operations, as well as the impact of the COVID-19 pandemic and variants thereof may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•
effects of system failures and security breaches;
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
•
market and economic conditions; and
•
risks related to ownership of our common stock, including fluctuations in our stock price.

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

As used in this Annual Report on Form 10-K, unless otherwise stated or the context requires otherwise, references to “Precision,” the “Company,” “we,” “us,” and “our,” refer to Precision BioSciences, Inc. and its former subsidiaries on a consolidated basis.

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
•
COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

PART I

Item 1. Business.

We are a clinical stage gene editing company dedicated to improving life by developing ex vivo allogeneic chimeric antigen receptor ("CAR") T immunotherapies and in vivo therapies for genetic and infectious diseases with the application of our wholly owned proprietary ARCUS genome editing platform. The foundation of ARCUS is a natural homing endonuclease which allows us to replicate precise gene editing as it evolved in nature. ARCUS is designed to be precise in its specificity and versatile in its design for gene knock out as well as complex edits with gene insertion and gene repair. ARCUS is also unique in its relatively small size which potentially allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

Overview of Genome Editing

DNA carries the genetic instructions for all basic functions of a living cell. These instructions are encoded in four different molecules, called bases, which are strung together in specific sequences to form genes. Each gene is responsible for a specific function in a cell, and the complete set of genes in a cell, which can consist of tens of thousands of genes and billions of individual bases, is known as a genome. The complete genome sequence has been determined for many organisms, including humans. This allows scientists to identify specific genes and determine how their unique sequences contribute to a particular cellular function. Studying variations in gene sequences further informs an understanding of why a cell behaves a certain way, which can greatly enhance understanding of what causes and how to treat aberrations that leads to disease.

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

There are two primary mechanisms of DNA repair, non-homologous end joining (“NHEJ”), and homology directed repair (“HDR”). As shown in the figure above, NHEJ is a pathway that repairs breaks in DNA without a template. NHEJ is the less precise method of repair that prioritizes speed over accuracy, making it prone to leaving insertions and/or deletions of DNA bases at the cut site. These insertions or deletions can disrupt the gene sequence and can be used to inactivate, “knock out”, or alter the function of the gene. Accordingly, genome editing technologies can be used to permanently knock out a gene in a cell or organism by creating a break in the DNA sequence of that gene.

As shown in the figure above, HDR is a mechanism of DNA repair whereby the cell uses a second DNA molecule with a sequence similar to that of the cut DNA molecule to guide the repair process. Since HDR uses a “template” of similar genetic information to guide the repair process, it is the more precise mechanism of cellular repair. HDR results in the sequence of the template being copied permanently into the genome at the site of the DNA cut. If we provide a template DNA molecule directly to the edited cell and the cell repairs itself using HDR, a new gene can be inserted or “knocked in” at a precise location in the genome. Alternatively, the use of HDR can “repair” a DNA mutation by correcting it to the proper functioning sequence when repairing the break. Thus, genome editing endonucleases can be used to introduce a variety of different changes to the genetic code of a cell or organism including gene knockout, gene insertion and gene repair. ARCUS cuts with a three prime, or 3', overhang which are unique and designed to enable gene insertion and complex edits, and provide an identifiable signature for on-target editing.

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
•
Type of Cut. The 3’ overhangs created when I-CreI cuts DNA have been shown to promote DNA repair through HDR. 3’ overhangs are stretches of unpaired nucleotides in the end of a DNA molecule. A genome editing technology that facilitates cellular repair through HDR enables versatile applications that require a gene insertion or gene repair. Unlike other editing endonucleases, I-CreI creates four base 3’ overhangs when it cuts its DNA site, which increases the likelihood that the cell will repair the DNA cut through HDR. As such, the DNA cuts created by I-CreI can be exploited to efficiently insert or repair DNA, consistent with the natural role of I-CreI in catalyzing the targeted insertion of a gene in algae.
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

Other than the key programming challenge, we believed that the differentiated properties of I-CreI cited above make it an ideal “scaffold” for the development of novel genome editing tools. Moreover, we believed those properties were differentiated enough from other editing technologies to merit substantial investment in overcoming the key challenge of programmability. To that end, we invested 17 years of research effort to develop ARCUS, a robust, proprietary protein engineering method that now enables us to consistently re-program I-CreI to direct it to targeted sites in a genome.

ARCUS is a collection of protein engineering methods that we developed specifically to re-program the DNA recognition properties of I-CreI, a homing endonuclease from Chlamydomonas reinhardtii algae evolved for precision genome editing in nature. To apply I-CreI to genome editing in other cells or organisms, we must modify it to recognize and cut a different DNA sequence for each new application we pursue. Since the I-CreI endonuclease evolved to recognize its target sequence in the algae genome with a high degree of selectivity, as supported by scientific literature, it was necessary for us to develop sophisticated protein engineering methods to re-engineer I-CreI endonucleases to bind and cut a different DNA sequence. Using the ARCUS process, we create customized endonucleases for particular applications. We call these custom endonucleases “ARCUS nucleases.” Our process is proprietary and core components are claimed in an extensive international patent portfolio. Moreover, since the ARCUS process involves a sophisticated blend of protein engineering art and science, each ARCUS nuclease we create is novel and, we believe, patentable. As of December 31, 2022, we have obtained U.S. patents with claims directed to eight ARCUS nucleases as compositions of matter, and currently claim over 350 ARCUS nucleases as compositions of matter in pending U.S. and foreign patent applications.

Our objective with ARCUS is to redirect I-CreI to a new location in a genome without compromising its editing abilities. To accomplish this, we modify the parts of the enzyme that, as reported by scientific literature, are involved in recognizing the specific DNA target site. These enzyme parts are also reported to comprise the I-CreI active site and to be involved in anchoring the enzyme to its DNA site in the algae genome. In our preclinical studies, we have observed that these modifications allowed us to control how tightly an engineered variant of I-CreI binds to its intended DNA site, as well as how quickly it cuts, in an animal cell. By adjusting these two parameters, we observed that we can generally control the efficiency with which the engineered endonuclease cuts its intended target site or any potential off-target sites.

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

Since creating an ARCUS nuclease requires such extensive reengineering of I-CreI, it is, generally, an iterative process that involves multiple cycles of design and testing. We can typically produce a first-generation ARCUS nuclease in seven weeks. First-generation nucleases are suitable for research and development, proof-of-concept studies or other non-therapeutic applications. For therapeutic applications requiring the lowest possible off-targeting, however, we are rarely satisfied with generation one and each endonuclease undergoes extensive optimization. To this end, we thoroughly interrogate the nuclease with respect to its on- and off-target cutting properties using ultra-sensitive tests that we developed specifically for use with ARCUS. These results then inform our design of a second-generation nuclease with the goal of optimizing on-target efficiency while minimizing off-target cutting. Therapeutic ARCUS nucleases typically require several cycles of design and testing, often resulting in off-target cutting frequencies that are below the limit of detection with our most sensitive assays. This process can take six months to one year and results in development of our clinical candidate nuclease.

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

Our Strategy

We are dedicated to improving life. Our goal is to broadly translate the potential of genome editing into permanent genetic solutions for significant unmet medical needs by leveraging the ARCUS gene editing platform in oncology and genetic diseases. Our strategy to achieve this goal includes the following key elements:

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
•
Advance a potential first-in-class and a best-in-class, if approved, allogeneic CAR T treatment for hematologic cancer. Currently, there are no therapeutics approved by the U.S. Food and Drug Administration ("FDA") for lymphoma patients who have relapsed following autologous CAR T therapy. We believe our lead anti-CD19 allogeneic candidate, azercabtagene zapreleucel ("azer-cel"), has the potential to be a first-in-class treatment for relapsed or refractory ("R/R") non-Hodgkin lymphoma ("NHL") patients who have relapsed post autologous CAR T therapy and are actively enrolling additional NHL patients in this relapsed setting for further evaluation. We expect the CAR T relapsed market for diffuse large B-cell lymphoma ("DLBCL") to grow considerably by 2025, driven by autologous CAR T therapy becoming the second line standard-of-care. In the auto CAR T relapsed patient population, azer-cel has shown high response rates in our mid-2022 clinical results, with evidence of durability extending greater than 18 months and high levels of peak CAR T levels. Manufacturing optimization resulted in improved product attributes supporting the opportunity to reduce lymphodepletion dose in combination with azer-cel, and we received Type C feedback from the FDA on our chemistry, manufacturing and controls ("CMC") strategies supporting ongoing late-stage development for azer-cel. In addition, we are continuing to recruit additional patients for PBCAR19B, our CD19-targeting CAR T cell therapy, in the earlier line R/R DLBCL patients to complete Phase 1.
•
Unlock the full potential of ARCUS in vivo gene editing platform. We aim to differentiate ARCUS on safety, gene insertion, and complex edits and are working toward advancing the first ARCUS-based in vivo gene editing programs to the clinic to address serious genetic diseases and chronic hepatitis B. In our preclinical studies, we observed the high-efficiency and tolerability of in vivo genome editing using ARCUS in a non-human primate ("NHP") model, as published in Nature Biotechnology in July 2018 and Molecular Therapy in June 2021 by Wang et al. Over five years later, NHPs in this 2017 study continue to be monitored for ongoing, sustained reduction in LDL cholesterol levels while maintaining stable gene editing and data from these trials has not shown any obvious adverse effects to date. To our knowledge, we were the first company to complete this milestone, which we believe to be critical to successful in vivo genome editing therapeutic development.
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
•
Expand the breadth of our operations through selective premium in vivo gene editing collaborations. We believe that the ARCUS genome editing platform has broad utility beyond our current areas of focus. We intend unlock additional development opportunities with companies with additive expertise in areas within and outside of our current target markets to reach more patients and provide capital for advancing our wholly owned programs.

In December 2021, we announced our entry into an agreement with a syndicate of investors led by ACCELR8 to separate our then wholly owned subsidiary, Elo Life Systems, Inc. (“Elo”), to create an independent food and agriculture business (“New Elo”).

Ex vivo Allogeneic CAR T Immunotherapy Platform

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

The only commercial form of CAR T cell therapy is referred to as “autologous” CAR T cell therapy because the CAR T cells are generated using T cells taken directly from the cancer patient. T cells are harvested from the patient, genetically engineered ex vivo to express a CAR, and then injected back into the patient. While autologous CAR T cell therapy has been shown to be effective for treating certain tumor types, it has several significant drawbacks. The therapy is highly personalized, difficult to scale, has an associated high rate of relapse and is expensive. Because of the patient’s illness, their cells may also not be suitable starting material for manufacturing. Our allogeneic approach uses donor‑derived T cells with a single gene edit using ARCUS that are designed for safe delivery to patients with certain cancers. We believe that this donor-derived approach will allow us to consistently produce a potent product by selecting donors with high quality T cells and will lessen the product-to-product variability seen in autologous therapies. We are able to produce allogeneic CAR T cells at a larger scale in a cost-effective manner and have the potential to overcome the “one patient: one product” burden of autologous CAR T cell therapies.

Leveraging the unique gene editing capabilities of ARCUS, we have developed a one-step cell engineering process for allogeneic CAR T cells that is designed to maintain naïve and central memory T cell phenotypes throughout the CAR T manufacturing process, which we believe to be important for an optimized CAR T therapy. We believe our CAR T cells are the only allogeneic CAR T cells in human clinical trials made with a single gene editing step to specifically avoid the potentially deleterious effects of making multiple edits to T cells. We are simultaneously conducting a Phase 1b/2a clinical trial evaluating azer-cel, as a potential first-in-class, if approved, and a Phase 1 clinical trial evaluating PBCAR19B as a potential best-in-class, if approved, CD19-targeting CAR T cell therapy in adult patients with R/R B-cell malignancies.

In parallel to our development of azer-cel, we are also working towards developing a candidate with an allogeneic CAR T profile that has the potential to displace CD19 directed autologous CAR T for earlier line NHL patients with unique attributes of ARCUS, which is designed to make complex gene edits in a single step with a single dose, potentially reducing translocation safety concerns. We have developed a second-generation “stealth cell” CAR T construct, which we believe has the potential to overcome certain limitations of rejection of allogeneic CAR T cells by the patient’s immune system. Rejection of allogeneic CAR T cells could limit the efficacy of a CAR T therapy if the cells do not persist long enough in the patient to eradicate the tumor. PBCAR19B is an anti-CD19 CAR T candidate built on the stealth cell platform utilizing a single-step gene edit in an effort to minimize the risk of chromosome abnormalities. The stealth cell differs from azer-cel in that it has two additional modifications aimed at avoiding rejection. The stealth cell technology is a modified CAR T vector that is designed to suppress expression of a gene called β2m, in CAR T cells using a short-hairpin RNA, or shRNA, and enable expression of a transgenic HLA-E molecule on the cell surface. β2m is a component of the major histocompatibility complex type 1 (“MHC-I”), a cell surface receptor which enables alloreactive T cell recognition and activation. Suppression of β2m expression leads to reduced cell-surface expression of major histocompatibility complex components HLA-A, HLA-B, and HLA-C. In preclinical studies, we and others have observed that suppression or elimination of β2m reduces the rejection of CAR T cells by alloreactive T cells from an unrelated individual. However, we have found that reduction of cell-surface HLA-A, HLA-B, and HLA-C expression provokes rejection of the CAR T cells by NK cells. Decreased expression of HLA-A, HLA-B, and HLA-C therefore necessitates an additional modification to enable overexpression of HLA-E, a non-classical MHC-I that inhibits cytotoxic killing by NK cells by interacting with inhibitory receptors on the NK cell surface (Gornalusse et al, 2017; Lanza et al, 2019). Thus, the “stealth cell” is designed to avoid rejection by both alloreactive cytotoxic T cells and NK cells, which we believe has the potential to increase the ability of these cells to expand, persist, and mediate anti-tumor activity in unrelated recipients.

With our decision early in the development of our ex vivo platform to invest in process development, we continue to scale and improve our manufacturing process and are currently producing allogeneic CAR T cells at scale for clinical trials in accordance with current good manufacturing practice (“cGMP”).

Ex vivo Allogeneic CAR T Immunotherapy Pipeline

Azer-cel. We are conducting our Phase 1b/2a clinical trial of azer-cel in adult patients with R/R NHL. Made from donor-derived T cells modified using our ARCUS genome editing technology, azer-cel recognizes the well characterized tumor cell surface protein

CD19, an important and validated target in several B-cell cancers. Azer-cel is designed to avoid graft-versus-host disease, a significant complication associated with donor-derived, cell-based therapies. In June 2022, we provided an interim clinical update and outlined the opportunity for azer-cel for the growing CAR T relapsed patient population with aggressive lymphomas. As of the May 31, 2022 data cutoff, positive efficacy results, including high overall response rate ("ORR") and complete response (“CR”) rates and duration of response, and an improved adverse event profile have been observed among evaluable CAR T relapsed subjects. This included six subjects who received azer-cel Dose Level (“DL”) 3 of 3 × 106 cells/kg with enhanced lymphodepletion of fludarabine 30 mg/m2/day × 4 days + cyclophosphamide 1000 mg/m2/day × 3 days (the “ASH Cohort”) and six subjects who received azer-cel DL4b, a flat dose of 500 × 106 cells, with reduced dose lymphodepletion of fludarabine 30 mg/m2/day × 4 days + cyclophosphamide 750 mg/m2/day × 3 days since January 2022 (the “New Cohort”). Among 11 subjects evaluable for response, the program update reported efficacy results across both the ASH Cohort and New Cohort, including a 100% (11/11) ORR and 73% (8/11) CR rate. Six subjects were in ongoing response (up to 18+ months). In the ASH Cohort, 50% (3/6) of evaluable subjects had a response duration greater than six months. Among subjects treated with DL4b and reduced intensity lymphodepletion in the New Cohort, a 100% CR rate was achieved among evaluable subjects (5/5). One subject was non-evaluable at the Day 28 assessment due to death from suspected fludarabine-associated neurotoxicity on Day 23. The subject had complete resolution of disease according to a CT scan on Day 21.

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

A poster presented at the 64th ASH Annual Meeting in December 2022 evaluated the relationship between healthy cell dose and functional attributes of azer-cel to the efficacy and safety of the product in patients with R/R B-cell lymphoma. This poster showed that post-thaw product composition and healthy CAR T cell dose were predictive for response to treatment with azer-cel. Based on these findings, we have applied manufacturing optimizations across all allogeneic CAR T platforms with the goal of improving those product attributes and characteristics that were shown to be able to drive predictability, reliability, and performance.

In January 2023, we announced we received FDA feedback that we believe signaled alignment with our proposed CMC plan for azer-cel. In 2023, we intend to progress azer-cel to a decision point for a Phase 2 trial in NHL subjects who have relapsed following autologous CAR T treatment by completing the Phase 1b cohort to identify a dosing schedule for further study and we plan to seek feedback from the FDA on the azer-cel clinical program once more data become available.

The FDA has granted azer-cel orphan drug designation for the treatment of acute lymphoblastic leukemia (“ALL”) and Fast Track Designation for treatment of B-cell precursor acute lymphoblastic leukemia ("B-ALL").

PBCAR19B. As of the June 2022 program update, a flat dose of 270 million cells (DL1) following standard lymphodepletion of fludarabine 30 mg/m2/day × 3 days + cyclophosphamide 500 mg/m2/day × 3 days has been administered to three subjects with R/R diffuse large B-cell lymphoma. We are continuing to recruit patients in the PBCAR19B clinical program at DL2 (flat dose of 540 million cells) with the intent to complete the Phase 1 dose escalation in the earlier line NHL setting in 2023.

We plan to provide a CAR T program update once investigators complete enrollment of the current azer-cel cohort of six CAR T relapsed subjects with sufficient follow-up to support a meeting with the FDA to discuss clinical plans. Subjects are being treated with optimized azer-cel product at the planned final dose level (500 million CAR T cells following a lymphodepletion regimen consisting of 3 days of fludarabine and cyclophosphamide). Based on current enrollment, the update is expected to occur in the April/May 2023 time frame, once appropriate follow-up from the current cohort is available. We plan to provide additional long term follow up from the azer-cel cohorts presented at ASH 2021 and ASCO 2022, as well as data from subjects in the current cohort. The CAR T update is also expected to include interim efficacy and safety data from the PBCAR19B Phase 1 trial at Dose Level 2 (540 million CAR T cells following 3 days of fludarabine and cyclophosphamide) with an expectation of durability data to follow this year.

PBCAR269A. PBCAR269A is an investigational allogeneic CAR T cell candidate targeting B-cell maturation antigen (“BCMA”) for R/R multiple myeloma in combination with nirogacestat, a gamma secretase inhibitor (“GSI”) developed by SpringWorks Therapeutics, Inc. The combination therapy and increased dose of PBCAR269A resulted in improved cell expansion, which correlated with increased clinical activity when compared to dose-matched PBCAR269A monotherapy treatment. However, in light of the competitive landscape of BCMA targeted therapies in multiple myeloma, we have made the strategic decision not to continue the PBCAR269A clinical program. All subjects enrolled in the study and evaluated for treatment with PBCAR269A and nirogacestat had acceptable tolerability results.

In vivo Gene Editing Platform

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

In vivo gene editing is complex and involves the delivery of ARCUS nucleases directly into a patient’s cells to treat disease at the level of the underlying DNA. We expect the development of in vivo therapies for genetic and infectious diseases to be a significant focus of our operations long-term. We believe these applications are particularly well suited to ARCUS because they require extremely low levels of off-target editing and efficient delivery.

Our ARCUS platform is designed to enable safe, specific and efficient gene editing. Since ARCUS can be delivered via adeno-associated virus (“AAV”) or lipid nanoparticle ("LNP"), it has potential utility in treating diseases in the liver as well as many genetic diseases that affect tissues beyond the liver. We believe these unique attributes of ARCUS support its potential differentiation for in vivo use and its potential to treat a broader range of genetic diseases than other editing technologies.

We have advanced a deep portfolio of diverse programs toward preclinical efficacy and toxicity studies. We have generated a significant large animal dataset and have observed high-efficiency in vivo genome editing in NHPs in our preclinical studies, as highlighted in our July 2018 publication in Nature Biotechnology. We believe this is the first peer-reviewed publication of in vivo genome editing data in NHPs. We, along with partners, continue to validate unique features of the ARCUS platform with regards to safety, on-target editing, gene insertion, complex gene edits, and compatibility with viral and non-viral delivery.

The strategic prioritization exercise for our in vivo research pipeline, announced in November 2022, is ongoing to assess diseases with highest unmet need in an increasingly dynamic regulatory and competitive gene editing landscape. We are making trade-offs and further honing our focus on disease areas where we believe ARCUS, more than any other technology, can have the greatest and most profound impact. The proof-of-concept preclinical data continues to highlight the unique features of the ARCUS platform supporting prioritization of programs involving complex edits and gene insertion (adding a functional copy of a gene) as exemplified by our partnered neonatal onset ornithine transcarbamylase ("OTC") deficiency program. While we remain committed to patients with cardiovascular diseases, we have made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia ("FH") with iECURE as our partner. PBGENE-PCSK9 for FH remains a wholly-owned program, and we are monitoring the regulatory landscape as we consider FH as well as several potential cardiovascular disease indications in our pipeline prioritization exercise.

In vivo Gene Editing Pipeline

PBGENE-HBV. Our wholly-owned gene editing program for chronic hepatitis B virus ("HBV") applies ARCUS to knock out persistent covalently closed circular DNA (“cccDNA”) and potentially reduce viral persistence. In October 2022, we reported preclinical data during an oral presentation at the European Society of Gene & Cell Therapy 29th Congress. This data showed that ARCUS efficiently targeted and degraded HBV cccDNA in HBV-infected primary human hepatocytes and reduced expression of HBV S-antigen (“HBsAg”) by as much as 95%. Similar levels of HBsAg reduction were observed in a newly developed mouse model of HBV infection following administration of ARCUS mRNA using LNP delivery. We plan to present additional data at a scientific conference in 2023 and expect to submit a Clinical Trial Application ("CTA") or Investigational New Drug ("IND") application in 2024 for our HBV program.

PBGENE-HbE. In June 2022, we announced we entered into an exclusive in vivo gene editing research and development collaboration and license agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”). In connection with this partnership we are developing a custom ARCUS nuclease that will be designed to insert, in vivo, a therapeutic transgene at a “safe harbor” location in the genome as a potential one-time transformative treatment option for diseases including certain hemoglobinopathies such as sickle cell disease and beta thalassemia. ARCUS will be used to add an antisickling gene to hematopoietic stem cells ("HSCs"). We believe permanent integration of an antisickling gene into a “safe harbor” locus in HSCs could prevent the sickle cell phenotype in mature erythrocytes. Under the terms of the Novartis Agreement, we will develop an ARCUS nuclease and conduct in vitro characterization, with Novartis then assuming responsibility for all subsequent research, development, manufacturing and commercialization activities.

PBGENE-DMD, PBGENE-LL2 and PBGENE-LL3. We continue our in vivo gene editing collaboration with Eli Lilly and Company (“Lilly”) in applying ARCUS nucleases to three initial targets, including Duchenne muscular dystrophy ("DMD") in muscle, a liver directed target and a central nervous system directed target. ARCUS genome editing has previously been shown to increase expression of a shortened version of dystrophin in cultured myoblasts from a DMD patient. The approach uses two ARCUS nucleases delivered by a single AAV to simultaneously cut and delete a large segment of the dystrophin gene that encodes exons 45 through 55 of dystrophin – a region of the gene that accounts for more than 50% of DMD-causing mutations.

iECURE-OTC. In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment for OTC deficiency by delivery of dual AAV-based vectors carrying an ARCUS nuclease vector (GTP-506A) and therapeutic donor vector (GTP-506D) via a PCSK9 “safe harbor” site. In October 2022, preclinical data were presented by researchers from the University of Pennsylvania’s Gene Therapy Program in collaboration with iECURE at the International Conference on Ureagenesis Defects and Allied Conditions 2022 highlighting an ARCUS-based gene insertion approach for the treatment of OTC deficiency. NHP data demonstrated stable insertion of the therapeutic gene one year post-dosing in newborn and infant NHPs. In the follow up data, 12-month biopsies continued to demonstrate construct stability, with transduction efficiency up to 28.2% as measured by in-situ hybridization. These data further demonstrate the preclinical feasibility of using an ARCUS-mediated gene insertion approach. A CTA and/or IND filing for neonatal onset OTC deficiency is planned for submission in the second half of 2023.

iECURE-OTHER. iECURE uses our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for other pre-specified rare genetic diseases, including Phenylketonuria and Citrullinemia Type 1.

PBGENE-PH1. Work on the PBGENE-PH1 program progressed as planned in 2022. We have clinical candidates ready to proceed to the next stage of IND enabling studies. Based on our new prioritized focus as well as the evolving treatment paradigm for PH1, we have made the choice to look for a partner in the kidney disease arena for further development of PBGENE-PH1 and will no longer develop the program on our own.

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

We currently contract with third parties for the manufacturing and testing of materials used in the production of our product candidates. To date, our third-party manufacturers have met our manufacturing requirements. Supply chain constraints affecting the industry have also impacted MCAT. Lead times for certain single-use components have been extended but have not materially constrained our ability to produce clinical trial materials to date. In addition to existing supply agreements for our most critical reagents and supplies, we believe that there are alternate sources of supply that can satisfy our requirements and dual sourcing strategies are being employed in select instances to mitigate risk. However, continued global impacts from the COVID-19 pandemic, and other global macroeconomic conditions such as the current inflationary environment, have led to longer timelines and greater costs.

The manufacturing process for our allogeneic CAR T immunotherapy platform utilizes a one-step cell engineering method in which a CAR gene is targeted directly into the TRAC locus. We believe this single step approach not only minimizes translocation safety concerns, but also greatly streamlines the manufacturing process and have entered into a license agreement with a principal supplier for research and clinical licensed technology used in such process. Commercial raw materials and reagents for this production are readily available. Our manufacturing strategy for our in vivo gene editing platform is to internally control process development and manufacturing to safeguard the proprietary nature of our technology and facilitate our ability to function as an integrated life sciences company.

Our Team

We believe that our team, whom we call Precisioneers, has among the strongest scientific experience and capabilities of all genome editing companies. Our senior leaders bring extensive experience leading organizations focused on cell and gene therapies with a particular focus on oncology drugs, including CAR T cell therapies for hematologic malignancies, with several who have been working with genome editing technology for approximately 20 years.

We have recruited our team of Precisioneers to include individuals with extensive industry experience and expertise in the discovery, development and manufacture of cell and gene therapies. As of December 31, 2022, our team of Precisioneers included 40 full-time employees with Ph.D. or M.D. degrees.

License and Collaboration Agreements

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

In July 2022, we received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date, Novartis made an equity investment in our common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, we issued and sold to Novartis 12,407,440 shares of our common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $2.01 per share. The price per share of our common stock under the Novartis Stock Purchase Agreement represented a 20% premium over the volume-weighted-average-price of our common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement.

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

Eli Lilly and Company

In January 2021, we closed a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (as amended, the “Lilly Agreement”) with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated DMD, a liver-directed target and a central nervous system directed target, and has the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years (the "Nomination Period"). Lilly may extend the Nomination Period for an additional two years from the date on which the Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Lilly Agreement, Lilly received an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

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

iECURE

In August 2021, we entered into a development and license agreement with iECURE under which iECURE was to advance our PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial as partial consideration for a license to our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other rare genetic diseases, including OTC deficiency, Citrullinemia Type 1, PKU, and another program focused on liver disease (the “iECURE Agreement”). We have made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as our partner. PGENE-PCSK9 for FH remains wholly-owned by us.

Simultaneously with the entry into the iECURE Agreement, we entered into an Equity Issuance Agreement with iECURE, pursuant to which iECURE issued us common stock in iECURE as additional consideration for the license to use our PCSK9-directed ARCUS nuclease.

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

The Program Purchase Agreement also requires us to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from any continued development and commercialization of the programs by us, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If we enter into specified product partnering transactions, the Program Purchase Agreement requires us to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties. For additional discussion of accounting for payment obligations arising from the Program Purchase Agreement, refer to Note 6, Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K (the "Financial Statements")

Duke University

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

Tiziana

In September 2021, we entered into an exclusive license agreement to evaluate Tiziana’s foralumab, a fully human anti-CD3 monoclonal antibody, as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. We plan to assess foralumab use in combination with an allogeneic CAR T.

SpringWorks Therapeutics

In September 2020, we entered into a Clinical Trial Collaboration Agreement with SpringWorks Therapeutics, Inc. Pursuant to such agreement, PBCAR269A was evaluated in combination with nirogacestat, SpringWorks’ investigational GSI, in patients with R/R multiple myeloma. Under the terms of the agreement, we were responsible for all costs associated with the conduct of the clinical trial including providing PBCAR269A for use in the trial, and SpringWorks was responsible for providing nirogacestat at its sole cost and expense. The combination therapy and increased dose of PBCAR269A resulted in improved cell expansion, which correlated with increased clinical activity when compared to dose-matched PBCAR269A monotherapy treatment. However, in light of the competitive landscape of BCMA targeted therapies in multiple myeloma, we have made the strategic decision not to continue the PBCAR269A clinical program.

Trustees of the University of Pennsylvania

In January 2018, we entered into a research, collaboration and license agreement with the Trustees of the University of Pennsylvania (“Penn”) to collaborate on the preclinical development for gene editing products involving the delivery of an ARCUS nuclease. In April 2020, both parties agreed to coordinate a wind-down of all activities in their entirety under the agreement, effective as of June 2020, however, in August 2020 and subsequently in January 2021, both parties agreed to extend certain portions of the agreement through 2024. We will not be required to make termination payments to Penn.

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

Competition

As a diversified life sciences company, we compete in multiple different fields. The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. We principally compete with others developing and utilizing genome editing technology in the human health sector, including companies such as Allogene Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Beam Therapeutics, Inc., Bristol-Myers Squibb Company, Caribou Biosciences, Inc., Cellectis S.A., CRISPR Therapeutics, AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Moderna, Inc., Prime Medicine, Inc., and Verve Therapeutics, Inc.

We compete with many biotechnology and pharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions. We expect that our operations focused on CAR T cell product candidate development and commercialization will face substantial competition from those focusing on immunotherapy solutions. Several companies, including Novartis Pharmaceuticals Corp. Gilead Sciences, Inc., and Bristol-Myers Squibb Company have obtained FDA approval for autologous immunotherapies, and a number of companies, including Cellectis S.A., Allogene Therapeutics, Poseida Therapeutics and CRISPR Therapeutics AG, are pursuing allogeneic immunotherapies. We expect that our operations focused on developing products for in vivo treatment of genetic disease will face substantial competition from others focusing on gene therapy treatments, especially those that may focus on conditions that our product candidates target. Moreover, any human therapeutics products that we may develop will compete with existing standards of care for the diseases and conditions that our product candidates target and other types of treatments, such as small molecule, antibody or protein therapies.

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

Furthermore, we rely upon a combination of patents and trade secret protection, as well as license and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to the ARCUS nucleases used in our existing allogeneic CAR T immunotherapy and in vivo gene editing programs, as well as any future product candidates. Moreover, the industries in which we operate are characterized by the existence of large numbers of patents and frequent allegations of patent infringement. If, therefore, we are unable to obtain and maintain patent protection for our technology and product candidates, or if the scope of the patent protection obtained or in-licensed is not sufficiently broad or if the validity of such patent protection is threatened, we may not be able to compete effectively, as it could create opportunities for competitors to enter the market or dissuade other companies from collaborating with us to develop products and technology, any of which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates in any indication for which they are approved.

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

Our patent portfolio consists of a combination of issued patents and pending patent applications that are owned by us or licensed by us from third parties. As of December 31, 2022, we have an exclusive license from Duke under 12 issued U.S. patents and two pending U.S. patent applications. In addition, as of December 31, 2022, we own 37 issued U.S. patents, 38 pending non-provisional U.S. patent applications, and 19 pending Patent Cooperation Treaty (“PCT”) international patent applications. We also exclusively license from Duke or own many corresponding patents and patent applications outside the United States, as described below. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims, related to ARCUS. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.

ARCUS Platform Patent Families

We license one patent family from Duke and own three patent families that are directed to the core technologies employed in our ARCUS platform for nuclease design. Thus, each of our product candidates is protected by one or more patents in these families.

The first family, licensed from Duke, includes 12 issued U.S. patents, nine issued European patents, three issued Japanese patents, and one issued patent in each of Australia and Canada. This family also includes pending patent applications in each of the United States, Europe, Canada, and two pending patent applications in Japan. Patents in this family include claims directed to (1) recombinant meganucleases having altered cleavage specificity, altered heterodimer formation, and/or altered DNA binding affinity, (2) methods for cleaving target recognition sites in DNA using such meganucleases, and (3) methods for producing genetically modified eukaryotic cells using such meganucleases. Patents in this family will have a standard expiration date of October 18, 2026, subject to potential extensions.

The second family, which we own, includes four issued U.S. patents, three issued patents in Europe, two issued patents in Japan, and one issued patent in Australia. This family also includes pending patent applications in each of the United States, Europe, Australia, and two pending applications in Japan. Patents in this family include claims directed to (1) recombinant single-chain meganucleases, and (2) methods for producing isolated genetically modified eukaryotic cells using such meganucleases. Patents in this family will have a standard expiration date of October 31, 2028, subject to potential extensions.

The third family, which we own, includes three issued patents in the United States, and two issued patents in each of Europe and Australia. This family also includes pending patent applications in each of the United States and Europe. Patents in this family include claims directed to methods of cleaving DNA at specific four base pair sites using a recombinant meganuclease. Patents in this family will have a standard expiration date of July 14, 2029, subject to potential extensions.

The fourth family, which we own, includes pending patent applications in each of the United States, Europe, Hong Kong, Australia, Canada, China, Israel, Japan, South Korea, and Mexico. Patent applications in this family include claims directed to recombinant meganucleases engineered to cleave recognition sequences having specific four base pair sites. Patents in this family, if issued, will have a standard expiration date of May 7, 2040, subject to potential extensions.

Immunotherapy Patent Families

We own 22 patent families that are directed to immunotherapy, including CAR T cell therapies. Some of these are applicable to immunotherapies and/or CAR T cells directed to killing a variety of different types of infected or cancerous cells. Others are directed to specific indications in which cells expressing particular antigens are targeted, or methods of manufacturing immunotherapies. Each of our immunotherapy product candidates is protected by one or more patents in these families.

The first family includes ten issued U.S. patents, two issued patents in each of Europe and Israel, one issued patent in each of Australia, Hong Kong, and Japan, pending patent applications in each of Europe, Australia, Canada, China, Hong Kong, Mexico, and South Korea, and two pending patent applications in each of the United States, Japan, and Israel. Patents in this family include claims directed to (1) populations of genetically modified human T cells in which 20%-65% of the cells have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TCR alpha constant region (TRAC) gene, (2) methods for using such populations of genetically modified human T cells for cancer immunotherapy, (3) pharmaceutical compositions comprising such populations of genetically modified human T cells, (4) genetically modified human T cells which have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TRAC gene, (5) methods for using such genetically modified human T cells for cancer immunotherapy, and (6) pharmaceutical compositions comprising such genetically modified human T cells. Patents in this family will have a standard expiration date of October 5, 2036, subject to potential extensions.

The second family includes two issued patents in each of the United States and Europe, one issued patent in Australia, Hong Kong, and Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patent applications in this family include claims directed to (1) first-generation recombinant meganucleases that cleave a target in the TRAC gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, and (4) methods of using such genetically modified eukaryotic cells for cancer immunotherapy. Patents in this family will have a standard expiration date of October 5, 2036, subject to potential extensions.

The third family includes pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, and South Korea. Patent applications in this family include claims directed to (1) second-generation engineered meganucleases that cleave a specific target in the TRAC gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) genetically modified eukaryotic cells or populations of cells prepared by such methods, (5) pharmaceutical compositions comprising such cells or populations of cells, and (6) methods of treating diseases using such cells, populations of cells or pharmaceutical compositions to treat diseases, including cancer immunotherapy. Patents in this family, if issued, will have a standard expiration date of April 11, 2039, subject to potential extensions.

The fourth family includes two issued patents in each of the United States and Europe, one issued patent in each of Australia, Hong Kong, and Japan, pending patent applications in each of the United States, Europe, Australia, Canada, and Hong Kong, and two pending patent applications in Japan. Patent applications in this family include claims directed to (1) nucleic acids encoding co-stimulatory domains having certain amino acid sequences, (2) recombinant DNA constructs and vectors comprising such nucleic acids, (3) nucleic acids and vectors encoding such recombinant meganucleases, (4) genetically modified cells comprising such nucleic acids, (5) methods for producing such genetically modified cells, (6) pharmaceutical compositions comprising such cells, and (7) methods of immunotherapy using such cells. Patents in this family will have a standard expiration date of October 4, 2037, subject to potential extensions.

The fifth family includes one pending patent application in the United States. The patent application in this family includes claims directed to (1) methods of reducing cytotoxicity associated with DNA transfection in primary eukaryotic cells, (2) methods for increasing the number of gene-edited primary eukaryotic cells following DNA transfection, (3) methods for increasing gene editing frequency in primary eukaryotic cells following DNA transfection, (4) methods for increasing the number of primary eukaryotic cells comprising targeted insertion of an exogenous sequence of interest into the genome following DNA transfection, (5) methods for increasing insertion frequency of an exogenous sequence of interest into the genome in primary eukaryotic cells following DNA transfection, (6) methods for high throughput screening of primary human T cells expressing a CAR or exogenous TCR, (7) methods for high throughput screening of primary human T cells expressing a CAR or exogenous TCR, and (8) genetically modified primary eukaryotic cells produced by such methods. Patents in this family, if issued, will have a standard expiration date of April 30, 2038, subject to potential extensions.

The sixth family includes one issued patent in each of Europe and Japan, pending patent applications in each of the United States, Europe, Australia, and Canada, and two pending patent applications in Japan. Patent applications in this family include claims directed to (1) recombinant meganucleases that recognize and cleave a recognition sequence within the human β2m gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) populations of genetically modified eukaryotic cells in which 80% of the cells have reduced expression of an endogenous TCR and 80% of the cells have reduced expression of β2m, (5) pharmaceutical compositions comprising such populations of genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for cancer immunotherapy. Patents in this family will have a standard expiration date of December 22, 2036, subject to potential extensions.

The seventh family includes one issued patent in each of the United States and Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patent applications in this family include claims directed to (1) nucleic acids encoding an engineered antigen receptor (e.g., a CAR) and an inhibitory molecule (e.g., an RNA interfering with β2m expression), (2) genetically modified eukaryotic cells comprising such nucleic acids, (3) methods for producing such genetically modified eukaryotic cells using such nucleic acids and an engineered nuclease that promotes insertion of such nucleic acids, (4) genetically modified eukaryotic cells expressing an engineered antigen receptor and having expression of β2m or MHC Class I molecules reduced by 10%-95%, (5) pharmaceutical compositions comprising such genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for immunotherapy. Patents in this family will have a standard expiration date of May 8, 2038, subject to potential extensions.

The eighth family includes one issued patent in the United States, pending patent applications in each of the United States, Europe, Australia, Canada, and Hong Kong, and two pending patent applications in Japan. Patent applications in this family include claims directed to (1) engineered meganucleases that recognize and cleave a recognition sequence in an upstream intron of the human TRAC gene, (2) nucleic acids and vectors encoding such engineered meganucleases, (3) methods for producing genetically modified T cells using such nucleic acids or vectors, (4) genetically modified T cells in which an exogenous sequence is inserted into an upstream intron of the human TRAC gene and endogenous TCR expression is reduced, (5) populations of such genetically modified T cells, (6) pharmaceutical compositions comprising such genetically modified T cells, and (7) methods of treating disease using such genetically modified T cells and pharmaceutical compositions, including cancer immunotherapy. Patents in this family will have a standard expiration date of June 27, 2038, subject to potential extensions.

The ninth family includes pending patent applications in the United States and Europe. Patent applications in this family include claims directed to (1) nucleic acids and vectors encoding certain modified human epidermal growth factor receptor, or EGFRs, (2) genetically modified cells and populations of cells, including T cells and CAR T cells, expressing such modified EGFRs, (3) methods for producing such genetically modified cells using such nucleic acids or vectors encoding such modified EGFRs, (4) pharmaceutical compositions comprising such genetically modified cells, (5) methods for isolating such genetically modified cells, (6) methods of treating disease using such genetically modified cells and pharmaceutical compositions, including cancer immunotherapy, and (7) methods of depleting such genetically modified cells in a subject using anti-modified EGFR antibodies. Patents in this family, if issued, will have a standard expiration date of October 3, 2038, subject to potential extensions.

The tenth family includes pending patent applications in each of the United States, Europe, and Canada. Patent applications in this family include claims directed to (1) methods for preparing genetically-modified immune cells, (2) populations of genetically-modified immune cells, (3) pharmaceutical compositions comprising such populations of genetically-modified immune cells, (4) methods of treating a disease using such populations of genetically-modified immune cells, (5) lipid nanoparticle compositions, and (6) kits for transfecting a eukaryotic cell with mRNA. Patents in this family, if issued, will have a standard expiration date of April 3, 2040, subject to potential extensions.

The eleventh family includes four issued patents in the United States, one issued patent in China, pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Japan, Mexico, and South Korea, and two pending patent applications in Israel. Patent applications in this family include claims directed to (1) a genetically-modified immune cell comprising in its genome a nucleic acid sequence encoding a microRNA-adapted shRNA, (2) a method for reducing the expression of an endogenous protein in an immune cell, (3) immune cells made by such methods, (4) populations of such immune cells, (5) pharmaceutical compositions comprising such populations of immune cells, and (6) methods of immunotherapy for treating a disease in a subject. Patents in this family will have a standard expiration date of April 3, 2040, subject to potential extensions.

The twelfth family includes pending patent applications in each of the United States, Europe, Australia, Canada, Japan, and Hong Kong. Patent applications in this family include claims directed to methods of immunotherapy comprising administering to a subject a CD3 antibody, or antigen binding fragment thereof, that binds CD3 for the purpose of lymphodepletion, in combination with the administration of genetically-modified T cells that do not have detectable CD3 expression on the cell surface. Patents in this family, if issued, will have a standard expiration date of August 20, 2040, subject to potential extensions.

The thirteenth family includes a pending patent application in the United States. Patent applications in this family include claims directed to (1) polynucleotides encoding a CD20-specific chimeric antigen receptor, (2) methods of producing a genetically-modified T cell comprising such polynucleotides, (3) a genetically-modified T cell comprising such polynucleotides, (4) populations of such genetically-modified T cells, (5) pharmaceutical compositions comprising such genetically-modified T cells or populations, and (6) methods of immunotherapy for treating cancer in a subject. Patents in this family, if issued, will have a standard expiration date of October 30, 2040, subject to potential extensions.

The fourteenth family includes a pending patent applications in each of the United States, Europe, and Canada. Patent applications in this family include claims directed to a method of immunotherapy for treating cancer in a subject. Patents in this family, if issued, will have a standard expiration date of December 3, 2040, subject to potential extensions.

The fifteenth family includes a pending PCT international patent application and a pending patent application in the United States. Patent applications in this family include claims directed to methods for reducing the number of target cells, such as cancer cells, in a subject. Patents in this family, if issued, will have a standard expiration date of May 14, 2041, subject to potential extensions.

The sixteenth family includes a pending PCT international patent application and a pending patent application in the United States. Patent applications in this family include claims directed to a method for reducing the number of target cells, such as cancer cells, in a subject. Patents in this family, if issued, will have a standard expiration date of May 14, 2041, subject to potential extensions.

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

The nineteenth family includes a pending PCT international patent application. Patent applications in this family include claims directed to (1) a genetically-modified eukaryotic cell comprising a nucleic acid sequence encoding a TGFB-1 inhibitory agent and a nucleic acid sequence encoding an engineered antigen receptor, (2) a genetically-modified eukaryotic cell comprising an inactivated TGFB-1 gene and a nucleic acid sequence encoding an engineered antigen receptor, (3) methods of producing such genetically-modified eukaryotic cells, (4) populations of such genetically-modified eukaryotic cells, (5) pharmaceutical compositions comprising such genetically-modified eukaryotic cells, and (6) methods for reducing the number of target cells in a subject comprising administering such populations of genetically-modified eukaryotic cells. Patents in this family, if issued, will have a standard expiration date of January 28, 2042, subject to potential extensions.

We own three additional patent families that include pending provisional applications in the United States and/or PCT international patent applications that are directed to immunotherapies, including CAR T cell therapies. We jointly own one patent family that includes a pending PCT international patent application directed to CAR T cell therapies. We will determine in the future whether to pursue each of these applications.

Other Patent Families

We own three patent families directed to gene therapy for HBV. The first family includes three issued patents in the United States, two issued patents in Japan, one issued patent in South Korea, pending patent applications in the United States, Europe, Australia, Canada, China, Guatemala, Israel, Japan, South Korea, Mexico, Morocco, the Philippines, Saudi Arabia, and Thailand, and two pending patent applications in each of Eurasia and Hong Kong. Patents in this family have a standard expiration date of October 13, 2037, subject to potential extensions. The second family includes one issued patent in the United States, and pending patent applications in the United States, Europe, and the Gulf Cooperation Council. Patents in this family will have a standard expiration date of April 11, 2039, or April 12, 2039, subject to potential extensions. The third family includes pending patent applications in each of the United States, Europe, China, and New Zealand. Patents in this family, if issued, will have a standard expiration date of December 4, 2040, subject to potential extensions.

We own one patent family directed to engineered meganucleases and methods of treatment targeting the PCSK9 gene, which is associated with familial hypercholesterolemia. This family includes pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Mexico, and South Korea, and two pending patent applications in Japan. Patents in this family, if issued, will have a standard expiration date of April 20, 2038, subject to potential extensions.

We own two patent families directed to engineered meganucleases and methods of treatment targeting the rhodopsin gene, which is associated with retinitis pigmentosa. The first family includes two issued patents in each of the United States and Japan, one issued patent in Australia, and pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patents in this family will have a standard expiration date of September 8, 2036, subject to potential extensions. The second family includes a pending PCT international patent application and pending patent applications in each of the United States, Europe, and Canada. Patents in this family, if issued, will have a standard expiration date of May 11, 2041, subject to potential extensions.

We own two patent families that are directed to engineered meganucleases and methods of treatment targeting the hydroxyacid oxidase 1 gene, which is associated with primary hyperoxaluria 1. The first family includes pending patent applications in the United States and Europe. Patents in this family, if issued, will have a standard expiration date of December 20, 2039, subject to potential extensions. The second family includes a pending PCT international patent application and a pending patent application in Canada. Patents in this family, if issued, will have a standard expiration date of January 7, 2042, subject to potential extensions.

We own two patent families that are directed to engineered meganucleases and methods of treatment targeting the Factor VIII gene, which is associated with Hemophilia A. The first family includes one issued patent in each of the United States and Europe, and pending patent applications in the United States, Europe, Australia, Canada, and Japan. Patents in this family will have a standard expiration date of May 3, 2037, subject to potential extensions. The second family includes pending patent applications in the United States and Europe. Patents in this family, if issued, will have a standard expiration date of November 1, 2038, subject to potential extensions.

We own one patent family directed to engineered meganucleases and methods of treatment targeting the ApoC3 gene, which is associated with diseases resulting from abnormal triglyceride synthesis. This family includes a pending provisional patent application in the United States. Patents in this family, if issued, will likely have a standard expiration date of September 27, 2043, subject to potential extensions.

We own one patent family directed to engineered meganucleases and methods of treatment targeting the transthyretin (“TTR”) gene, which is associated with TTR amyloidosis. This family includes a pending PCT international patent application and a pending patent application in Canada. Patents in this family, if issued, will have a standard expiration date of August 20, 2041, subject to potential extensions.

We own two patent families directed to engineered meganucleases and methods of treatment targeting the dystrophin gene, which is associated with Duchenne Muscular Dystrophy. The first family includes one issued patent in each of Europe and Japan, pending patent applications in each of the United States, Europe, Australia, Hong Kong, and Canada, and two pending patent applications in Japan. Patents in this family will have a standard expiration date of March 12, 2035, subject to potential extensions. The second family includes a pending PCT international patent application and pending patent applications in each of the United States and Canada. Patent applications in this family, if issued, will have a standard expiration date of November 12, 2041.

We own one patent family directed to engineered meganucleases and methods of treatment targeting genomic nucleotide repeats, which are associated with several nucleotide repeat disorders. This family includes one issued patent in Europe, and pending patent applications in each of the United States and Europe. Patents in this family will have a standard expiration date of May 2, 2036, subject to potential extensions.

We own one patent family directed to engineered meganucleases and methods of treating alpha-1 antitrypsin deficiency. This family includes two pending PCT international patent applications. Patents in this family, if issued, will have a standard expiration date of October 19, 2042.

We own one patent family directed to optimized polynucleotides for protein expression. This family includes one pending provisional patent application in the United States. Patents in this family, if issued, will likely have a standard expiration date of January 7, 2043.

We own one patent family directed to engineered meganucleases that target mitochondrial genomes and methods of treating mitochondrial disorders. This family includes two pending provisional patent applications in the United States. Patents in this family, if issued, will likely have a standard expiration date of March 9, 2043, or August 23, 2043.

We jointly own one patent family directed to engineered meganucleases that target mitochondrial genomes and methods of treating mitochondrial disorders. This family includes two pending provisional patent applications in the United States, two pending PCT international patent applications, and two pending applications in Canada. Patents in this family, if issued, will have a standard expiration date of April 22, 2042, or August 23, 2043.

We jointly own one patent family directed to methods for generating male sterile plants. This family includes one pending PCT international patent application. Patents in this family, if issued, will have a standard expiration date of April 22, 2042.

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

We own two patent families directed to self-limiting viral vectors (e.g., AAV vectors) that encode engineered meganucleases which eliminate the vector after gene delivery. The first family includes one issued patent in each of the United States and Europe, a pending patent application in Europe, and two pending patent applications in the United States. Patents in this family will have a standard expiration date of June 20, 2036, subject to potential extensions. The second family includes one pending PCT international patent application and one pending patent application in the United States. Patents in this family, if issued, will have a standard expiration date of May 10, 2041, subject to potential extensions.

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

Our trademark portfolio currently contains two registered trademarks in the United States, including ARCUS and ARC NUCLEASE. We also own registered trademarks for both ARCUS and ARC NUCLEASE in Europe, China, and Australia, and a registered trademark for ARCUS in Canada. Additionally, we own pending trademark applications for Precision BioSciences and the Precision BioSciences logo in the United States, Europe, Australia, Canada, China, Japan, and the United Kingdom (“UK”), and pending trademark applications for Evade, PBStealth, StealthCAR, and StealthCAR T in the United States.

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

Cellectis S.A.

In January 2014, we entered into the Cellectis License, which relates to certain modified I-CreI homing endonuclease patents and patents that had been subject to litigation between us and Cellectis. The patents to which we have rights under the cross-license include at least seven issued patents in each of the United States, Europe, and Australia, and one issued patent in each of Canada and Japan. These patents have standard expiration dates prior to January 29, 2034, subject to potential extensions. See “—License and Collaboration Agreements—Cellectis S.A.” above for additional information regarding the Cellectis License.

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

U.S. Biologics Regulation

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements and other applicable regulations;
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
•
performance of adequate and well-controlled human clinical trials following protocols to establish the safety, purity, potency, or effectiveness of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed commercial product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and potential FDA inspection of selected clinical investigation sites to assess compliance with Good Clinical Practices (“GCPs”); and
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
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

Furthermore, for each site proposing to conduct the clinical trial an independent IRB must review and approve the plan for any clinical trial and the informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on review of certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to expedite FDA’s review and approval of biological products that meet certain criteria. Specifically, biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a fast track product candidate, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted pending availability of FDA review resources for the expedited review and when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious disease or condition.

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

Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as accelerated approval. Under the accelerated approval program, the FDA may approve a BLA on a determination that the biologic has an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA generally requires that the sponsor approve, perform or complete confirmatory clinical trials to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or the sponsor fails to conduct such confirmatory trials in a timely manner.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient within the product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same active ingredient for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of approvals;
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

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”), as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

While the Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing authorization

To market a medicinal product in the EU, we must obtain a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products derived from biotechnology processes, (ii) designated orphan medicinal products, (iii) ATMPs (such as gene therapy, somatic cell therapy and tissue engineered products), and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops. Accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
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

Pediatric development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of authorization) or, in the case of orphan products, a two year extension of the orphan market exclusivity.

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

In the EU, an application for designation as an orphan product can be made any time prior to the filing of a MAA. Orphan designation entitles a party to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized procedure.

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

The orphan exclusivity period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example because the product is sufficiently profitable not to justify market exclusivity, or where the prevalence of the condition has increased above the threshold. Granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time if: (i) the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior, (ii) inability of the applicant to supply sufficient quantities of the orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application. A company may voluntarily remove a product from the orphan register.

Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (“GB”) (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom (“UK”) law through secondary legislation remain applicable in GB. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. However, new legislation such as the (EU) CTR is not applicable in GB.

The UK Medicines and Medical Devices Act 2021, has introduced delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

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

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility.

Other Healthcare Laws and Compliance Requirements

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

Since its enactment, there have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court (the “Supreme Court”) dismissed the most recent judicial challenge to the ACA brought by several states on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Prior to the Supreme Court's decision, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other health reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

On December 13, 2021, Regulation No. 2021/2282 on Health Technology Assessment (“HTA”) was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws, govern the privacy and security of personal information, including health-related information in certain circumstances, and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

We are a purpose driven organization, and we have carefully cultivated a culture that values innovation, accountability, respect, adaptability and perseverance. We strive to create an open, collaborative workplace that empowers Precisioneers to be their authentic selves and deliver meaningful and inspiring work. We strongly believe that our shared values will empower our team to better navigate and overcome challenges we may experience as we pursue our mission of improving life through genome editing. Through our diverse hiring and talent development practices with a focus on inclusion, we have recruited and successfully retained world class talent with industry leading experience in genome editing. We will continue to build on these critical capabilities to successfully impact the patients we ultimately wish to serve. We believe that all Precisioneers are inspired by developing high quality research and have a passion to translate their work into therapies dedicated to improving life.

We are a company and a community dedicated to improving life. This isn’t just a statement supporting the products that we are developing – it is a statement that speaks to our collective desire to do our part in improving the lives of those around us. Through our Diversity and Inclusion initiative, we are actively fostering an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation in pursuit of our mission. With guest lectures, new trainings, development of employee resource groups, and other activities, we are supporting a workplace that reflects and embraces the gender, race, ethnicity, sexual orientation, age, physical ability, as well as all cultural backgrounds in our community. As of February 21, 2023, our workforce was self-reportedly approximately 49% women and approximately 27% Asian, Black, Latinx, two or more races, or not defined. Our senior leadership team and department heads were self-reportedly approximately 31% women and 8% Asian or Black as of February 21, 2023.

Notable benefits we offer to our full-time Precisioneers include:

•
employer sponsored health insurance;
•
employer 401(k) matching contributions;
•
generous paid time off policies;
•
wellness programs including employee assistance programs, wellness reimbursement, and an on-site gym; and
•
professional development programs including a tuition reimbursement program.

As of December 31, 2022, we had 198 full-time Precisioneers. Of these full-time employees, 156 are engaged in research and development activities and 40 have Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $111.6 million for the December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $428.3 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market offerings of common stock, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

All of our current or future product candidates will require substantial additional development time and resources before we may realize revenue from product sales, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate our expenses will increase if and as we:

•
continue our current research and development programs, including conducting laboratory and preclinical studies for product candidates;
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

The process of identifying product candidates and conducting preclinical studies and clinical trials is time-consuming, expensive, uncertain and takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and continue clinical trials of, and seek marketing approval for, product candidates. In addition, if any therapeutic product candidate that we develop alone or with collaborators obtains marketing approval, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution efforts. Furthermore, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed, we may be forced to delay, reduce or eliminate current or future research programs, product development activities and/or commercialization efforts.

We believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, continued operational discipline, and available credit will allow us to fund operating expense and capital expenditure requirements through the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

In May 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PWB”) (as subsequently amended, the “Revolving Line”). Pursuant to the terms of the Revolving Line, we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million and the maturity date of the Revolving Line is June 23, 2024. As of December 31, 2022, we had $22.5 million in borrowings under our Revolving Line. Pursuant to the terms of the Revolving Line, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Investment in biopharmaceutical product development is a highly speculative endeavor. It entails substantial upfront capital expenditures, and there is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our genome editing platform and the technologies we are using are new and unproven. We have initiated a Phase 1b/2a clinical trial in patients with R/R NHL and R/R B-ALL and a Phase 1 clinical trial in patients with NHL. In addition, we will not be continuing a previously initiated Phase 1/2a clinical trial in patients with R/R multiple myeloma, in light of the competitive landscape of BCMA targeted therapies in multiple myeloma. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

Additionally, we encounter risks and difficulties frequently experienced by new and growing companies in rapidly developing and changing industries, particularly the nascent and swiftly evolving gene editing field, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of our technology, managing a complex regulatory landscape and developing new product candidates, which may make it more difficult to evaluate our likelihood of success. Our current operating model may require changes in order for us to adjust to these challenges or scale our operations efficiently. Our limited operating history, particularly in light of the rapidly evolving nature of the biopharmaceutical industry and the genome editing field, may make it difficult to evaluate our technology and business prospects or to predict our future performance. Additionally, due to the stage of our operations, we expect that our financial condition and operating results may fluctuate significantly from quarter to quarter as a result of many factors as we build our business, and you should not rely upon the results of any particular quarterly or annual period as indications of future operating performance.

We may expend our limited resources on pursuing particular research programs or product candidates that may be less successful or profitable than other programs or product candidates.

Research programs to identify new product candidates and product development platforms require substantial technical, financial and human resources. We are continually evaluating our business strategy and may modify this strategy in light of developments in our business and other factors. We may focus our efforts and resources on potential programs, product candidates or product development platforms that ultimately prove to be unsuccessful. Any time, effort and financial resources we expend on identifying and researching new product candidates and product development platforms may divert our attention from, and adversely affect our ability to continue, development and commercialization of existing research programs, product candidates and product development platforms. Clinical trials of any of our product candidates may never commence despite the expenditure of significant resources in pursuit of their development, and our spending on current and future research and development programs, product candidates and product development platforms may not yield any commercially viable products. As a result of having limited financial and managerial resources, we may forego or delay pursuit of opportunities that later prove to have greater commercial potential. For example, as part of the ongoing strategic prioritization exercise, in 2023 we announced that while we will continue to pursue gene knock-out opportunistically, the proof-of-concept data continues to lead toward prioritizing programs involving complex edits and gene insertion. As such, we made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as our partner. We also made the choice to look for a partner in the kidney disease arena for further development of PBGENE-PH1 and will no longer develop the program on our own. There is no guarantee that this ongoing prioritization review will ultimately lead to any viable commercial products, profitable market opportunities or other value-enhancing activities. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Additionally, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are at an early stage of development of the product candidates currently in our programs and are continuing to develop our ARCUS technology. To date, we have invested substantially all of our efforts and financial resources to develop ARCUS and advance our current product development programs, including conducting preclinical studies, early stage clinical trials and other early research and development activities, and providing general and administrative support for these operations. We are also currently using our

ARCUS technology to develop our lead in vivo gene editing programs targeting HBV, DMD, and certain hemoglobinopathies, among other indications. Our future success is dependent on our ability to successfully develop and, where applicable, obtain regulatory approval for, including marketing approval for, and then successfully commercialize, product candidates, either alone or with collaborators. We have not yet developed and commercialized any product candidates, and we may not be able to do so, alone or with collaborators.

Our research and development programs may not lead to the successful identification, development or commercialization of any products.

The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. With the exception of our CD19 and CD19B product candidates, all of our product candidates and product development programs we are currently pursuing are still in the discovery or preclinical stages. We may be unsuccessful in advancing those product candidates into clinical development or in identifying any developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. We principally compete with others developing and utilizing genome editing technology in the human health sector, including companies such as Allogene Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Beam Therapeutics Inc., Caribou Biosciences, Inc., Cellectis S.A., CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., and Verve Therapeutics, Inc. Several companies, including Novartis Pharmaceuticals Corp., Celgene Corp., and Gilead Sciences, Inc. have obtained FDA approval for autologous immunotherapies, and a number of companies, including Cellectis S.A., Allogene Therapeutics and CRISPR Therapeutics AG, are pursuing allogeneic immunotherapies. We expect that our operations focused on developing products for in vivo gene editing will face substantial competition from others focusing on gene therapy treatments, especially those that may focus on conditions that our product candidates target. Moreover, any human therapeutics products that we develop alone or with collaborators will compete with existing standards of care for the diseases and conditions that our product candidates target and other types of treatments, such as small molecule, antibody or protein therapies.

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

The clinical trial requirements of the FDA, the EMA and other foreign regulatory authorities and the criteria these regulators use to evaluate the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for product candidates created with novel genome editing technology such as ours can be more lengthy, rigorous and expensive than the process for other better known or more extensively studied product candidates and technologies. Since we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. This may be a particularly significant risk for many of the genetically defined diseases for which we may develop product candidates alone or with collaborators due to small patient populations for those diseases, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies.

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is currently expected during the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) may have a significant impact on the biopharmaceutical industry in the long term.

Clinical trials are difficult to design and implement, expensive, time-consuming and involve an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.

Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We have initiated a Phase 1b/2a clinical trial in patients with R/R NHL or R/R B-ALL, and a Phase 1 clinical trial in patients with NHL. In addition, we will not be continuing a previously initiated Phase 1/2a clinical trial in subjects with R/R multiple myeloma, in light of the competitive landscape of BCMA targeted therapies in multiple myeloma. We do not know whether any current or planned clinical trials will need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials have been and may in the future be delayed, suspended or terminated for a variety of reasons, including in connection with:

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
•
obtaining IRB or ethics committee approval or positive opinion at each site;
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
•
suspensions or terminations by IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”) for such trial or by the FDA or other foreign regulatory authorities due to a number of factors, including those described above;
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

Our product candidates may be associated with off-target editing or other serious adverse events, undesirable side effects or unexpected characteristics, including large deletions and translocations or chromosomal abnormalities. Results of clinical trials could reveal severe or recurring side effects, toxicities or unexpected events, including death. Off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. In those instances where we also provide a segment of DNA, it is possible that following off-target cut events, such DNA could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There may also be delayed adverse events following exposure to therapeutics made with genome editing technologies due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Such unintended and undesirable side effects were exhibited in one of our competitors’ clinical trials for which a clinical hold was placed by the FDA in October 2021 following a report of a chromosomal abnormality. In addition to serious adverse events or side effects caused by product candidates we develop alone or with collaborators, the administration process or related procedures may also cause undesirable side effects. For example, in our Phase 1b/2a clinical trial of azer-cel, there have been patient deaths which have been assessed as possibly related to study treatment, as well as patient deaths without disease progression that, while deemed unrelated to study treatment, may lead to adverse public perception of CAR T cell therapy.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities (defined as health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the Department of Health and Human Services ("HHS"), affected individuals and if the breach is large enough, the media. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018 ("CCPA"), which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of and risks associated with data breach litigation. Further, the California Privacy Rights Act ("CPRA") generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the U.S. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, also known as the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for Untied States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials.

These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/ in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We have received orphan drug designation for azer-cel for the treatment of ALL and MCL, and we may seek orphan drug designation for some or all of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, which may negatively impact our ability to develop or obtain regulatory approval for such product candidates and may reduce our revenue if we obtain such approval.

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

Similarly, in the EU, a medicinal product may receive orphan designation from the European Commission after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, under Article 3 of Regulation (EC) 141/2000. This applies to products (1) that are intended for a life-threatening or chronically debilitating condition; and (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, specific regulatory assistance and scientific advice, and access to the centralized marketing authorization procedure. Upon grant of a MA and assuming the requirements for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to 10 years of market exclusivity for the approved therapeutic indication, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for complying with an agreed Pediatric Investigation Plan. However, the 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is judged as sufficiently profitable not to justify maintenance of market exclusivity, or when the prevalence of the condition has increased above the orphan designation threshold. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•
the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•
the first applicant consents to a second orphan medicinal product application; or

•
the first applicant cannot supply enough orphan medicinal product.

Post-Brexit, the United Kingdom has retained the EU Regulation which governs the designation of medicinal products as orphan drugs and which establishes incentives thereto (Regulation (EC) No. 141/2000) as part of UK law by virtue of the European Union (Withdrawal) Act 2018. However under the Retained EU Law (Revocation and Reform) Bill, which is currently before the UK Parliament, unless this legislation is expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) it will automatically expire and be revoked by December 31, 2023. There is therefore uncertainty about the future regulations relating to orphan designation in Great Britain, and any future changes to the legal requirements could lead to greater regulatory complexity and increased costs to our business.

The MHRA is responsible for reviewing applications from companies for orphan designation at the time of a marketing authorization application. If a medicinal product has been designated orphan in the EU under Regulation (EC) 141/2000, a Great Britain orphan MAA can be made under regulation 50G of the Human Medicines Regulation 2012 (as amended). A UK-wide orphan MAA can only be considered in the absence of an active EU orphan designation.

If a UK-wide orphan marketing authorization is granted and the medicinal product subsequently receives EU orphan designation, the market authorization holder would need to submit a variation to change this to a Great Britain orphan MA
.

If we or our collaborators do not receive or maintain orphan drug designation for product candidates for which we seek such designation, it could limit our ability to realize revenues from such product candidates.

We have received and may continue to seek fast track designation, and may seek breakthrough therapy designation, or Regenerative Medicine Advanced Therapy (“RMAT”) designation, from the FDA or access to the PRIME scheme from the EMA for some or all of our product candidates, but we may not receive such designations, and even if we do, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We have received fast track designation for azer-cel for the treatment of B-ALL. We may continue to seek fast track designation and may also seek breakthrough therapy designation, RMAT designation or priority review from the FDA, or access to the PRIME scheme from the EMA for some or all of our product candidates. If a drug, or biologic, in our case, is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA fast track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. If granted, fast track designation makes a biologic eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design. A BLA for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. A BLA for a product candidate with fast track designation may also be eligible for priority review, if the relevant criteria are met.

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

PRIME is a voluntary scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need and are expected to be of major public health interest, which provides incentives similar to the Breakthrough therapy designation in the United States. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a therapeutic advantage over existing treatments or benefits patients without treatment options. Among the benefits of PRIME are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

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

There is no assurance that we will obtain additional fast track designations for our product candidates, or that we will obtain breakthrough therapy designation, RMAT designation or access to PRIME or ATMP classification for any of our product candidates. Fast track designation, breakthrough therapy designation, RMAT designation, and PRIME and ATMP classification eligibility do not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the fast track designation, breakthrough therapy designation, RMAT designation or PRIME or ATMP classification eligibility. Additionally, fast track designation, breakthrough therapy designation, RMAT designation and access to PRIME or ATMP classification can each be revoked if applicable regulatory authorities decide that the criteria for eligibility cease to be met as clinical data emerges.

Further, product developers that benefit from PRIME designation may be eligible for accelerated assessment (in 150 days instead of 210 days), which may be granted for medicinal products of major interest from a public health perspective or that target an unmet medical need, but this is not guaranteed. The competent regulatory authorities in the EU have broad discretion whether to grant such an accelerated assessment, and, even if such assessment is granted, we may not experience a faster development process, review or authorization compared to conventional procedures.

We have obtained a rare pediatric disease designation for azer-cel for the treatment of B-ALL, however, there is no guarantee that FDA approval of will result in issuance of a priority review voucher.

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

We have obtained seek a rare pediatric disease designation for azer-cel for the treatment of B-ALL, however, there is no guarantee that we will be able to obtain a priority review voucher, even if azer-cel is approved by the FDA. For example, the FDA may determine that a BLA, even if ultimately approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

• the product no longer meets the definition of a rare pediatric disease;

• the product contains an active ingredient that has been previously approved in another marketing application;

• the application does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population;

• the application is approved for a different adult indication than the rare pediatric disease for which the product is designated.

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers.

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

In the EU, similar developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

The FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, the FDA’s Oncology Center of Excellence launched Project Optimus, an initiative to reform dose selection in oncology drug development, in 2021 and is still being implemented. If the FDA believes we have not sufficiently established that the selected dose or doses for our product candidates maximize efficacy as well as safety and tolerability, the FDA may require us to conduct additional clinical trials or generate additional dosing-related information, which could significantly delay and/or increase the expense of our clinical development programs.

It is currently unclear to what extent the United Kingdom ("UK") will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal produces and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic and its variants. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Related to Our Organization, Structure and Operations

We may experience difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2022, we had 198 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors.

Management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources from other projects, such as the development of product candidates. If we are not able to effectively manage the expansion of our operations, it may result in weaknesses in our infrastructure, increase our expenses more than expected, or give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity. Our future financial performance, ability to successfully commercialize any of our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), including the reporting requirements thereunder, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) and other applicable securities rules and regulations, including requirements related to the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs, making some activities more difficult, time consuming or costly, and increasing demand on our systems and resources.

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

Our business and operations may suffer in the event of information technology system failures, cyber-attacks or deficiencies in our security, which could materially affect our results.

Despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are vulnerable to attack, interruption, and damage from computer viruses and malware (e.g., ransomware), malicious code, cyberattacks, hacking, phishing attacks and other social engineering schemes, denial or degradation of service attacks, natural and manmade disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties (e.g., employee theft or misuse, attacks by sophisticated nation-state and nation-state-supported actors), and human error. The aforementioned third parties with which we have relationships include service providers and vendors who provide to us a broad array of software and other technologies as well as products, services and functions (e.g., human resources, finance, communications, data transmission, risk, compliance) that enable us to conduct, monitor and/or protect our business, operations, systems and data assets.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic and the continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.

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

Federal, state and foreign legislators and regulators globally have enacted or proposed legal requirements regarding the collection, distribution, disclosure, use, processing, security and storage of personally identifiable information and other types of regulated data, including online information and data online. In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology systems, infrastructure and data may be vulnerable to attacks by hackers or internal bad actors, breaches due to human error, technical vulnerabilities, malfeasance or other disruptions. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals and other parties of security breaches involving particular types of information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors or other organizations with which we have formed relationships that involve the handling or processing of such information.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and we may not achieve profitability. As of December 31, 2022, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $159.5 million and $119.1 million, respectively. Our federal NOL carryforwards carry forward indefinitely. The state NOL carryforwards begin to expire in 2027. In addition, as of December 31, 2022, we have U.S. federal and state research and development (“R&D”) tax credits of $13.2 million and an amount less than $0.1 million available to offset future U.S. federal and state income taxes, which begin to expire in 2027 and 2030, respectively. At December 31, 2022 and December 31, 2021, we had federal Orphan Drug credits of $11.6 million and $9.5 million, respectively, which begin to expire in 2038.

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

As of December 31, 2022, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit a corporation’s ability to utilize its NOL carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State NOL carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 NOL carryforwards (and research tax credits) may expire prior to being used, and our NOL carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as at various points during the pandemic, worker shortages have occurred; supply chains and manufacturing, including our own, have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. Any additional resurgence of COVID-19, or any other pandemic, epidemic or outbreak of an infectious disease, along with any new regulatory orders or guidance or any self-imposed protective measures that we or our partners impose in response, could adversely impact our business, including our preclinical studies and clinical trials.

The COVID-19 pandemic and its variants continue to evolve. Disruptions, supply chain constraints and timeline impacts, staffing shortages, competing resource demands and safety concerns caused by the COVID-19 pandemic and its variants have caused, and may continue to cause, difficulties, disruptions or delays in conducting preclinical studies or initiating, enrolling, conducting or completing our planned and ongoing clinical trials and impact our ability to enroll patients, and we may incur other unforeseen costs as a result. Lead times for certain of our single-use components have been extended as a result of supply chain constraints affecting the industry, and global economic conditions could lead to even longer timelines or greater costs in the future. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of additional new variants, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Additionally, the magnitude of the economic impact of COVID-19 pandemic and its variants including sustained inflation, supply chain disruptions, and major central bank policy actions continues to be difficult to assess or predict and may continue to result in significant disruption of global financial markets, which may have a negative impact on our preclinical studies and clinical trials or reduce our ability to access capital, negatively affecting our liquidity.

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

Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we do enter into additional collaboration agreements, the negotiated terms may force us to relinquish rights that diminish our potential profitability from development and commercialization of the subject product candidates or others. If we are unable to enter into additional collaboration agreements, or to maintain existing collaborations, we may have to curtail the research and development of the product candidate or technology for which we are seeking to collaborate, reduce or delay research and development programs, delay potential commercialization timelines, reduce the scope of any sales or marketing activities or undertake research, development or commercialization activities at our own expense. For example, in January 2023, we announced that, based on our new prioritized focus, as well as the evolving treatment paradigm for PH1, we have decided to look for a partner in the kidney disease arena for further potential development of PBGENE-PH1 and will no longer develop the program on its own. If we are unable to enter into an appropriate collaboration with respect to PH1 on a timely basis, on acceptable terms, or at all, we may choose to cease related research and development activities. If we elect to increase our expenditures to fund research, development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all.

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

Europe’s planned Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) December 31, 2024, (2) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Global credit and financial markets have experienced extreme volatility and disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, exchange rate impacts and uncertainty about economic stability, and similar deterioration in the credit and financial markets and confidence in economic conditions may occur in the future. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or others with whom we have strategic relationships may not survive any difficult economic times, which could directly affect our ability to attain our operating goals.

As of December 31, 2022, we had cash and cash equivalents of $189.6 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2022, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Holders of Common Stock

As of March 1, 2023, there were approximately 26 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Precision” refer to Precision BioSciences, Inc. and its subsidiaries, as applicable, on a consolidated basis.

A discussion regarding our financial condition and results of operation, including liquidity and capital resources, for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K for the year ended December 31, 2021 filed on March 15, 2022.

Overview

We are a clinical stage gene editing company dedicated to improving life by developing ex vivo allogeneic chimeric antigen receptor ("CAR") T immunotherapies and in vivo therapies for genetic and infectious diseases with the application of our wholly owned proprietary ARCUS genome editing platform. The foundation of ARCUS is a natural homing endonuclease which allows us to replicate precise gene editing as it evolved in nature. ARCUS is designed to be precise in its specificity and versatile in its design for gene knock out as well as complex edits with gene insertion and gene repair. ARCUS is also unique in its relatively small size which potentially allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

We believe our CAR T cells are the only allogeneic CAR T cells in human clinical trials made with a single gene editing step designed to specifically avoid the potentially deleterious effects of making multiple edits to T cells. We are simultaneously conducting a Phase 1b/2a clinical trial evaluating PBCAR0191, azercabtagene zapreleucel ("azer-cel"), as a potential first-in-class, if approved, and a Phase 1 clinical trial evaluating PBCAR19B as a potential best-in-class, if approved, CD19-targeting CAR T cell therapy in adult patients with relapsed or refractory (“R/R”), B-cell malignancies.

Made from donor-derived T cells modified using our ARCUS genome editing technology, azer-cel recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers. Azer-cel is designed to avoid graft-versus-host disease, a significant complication associated with donor-derived, cell-based therapies. In June 2022, we provided an interim clinical update and outlined the opportunity for azer-cel for the growing CAR T relapsed patient population with aggressive lymphomas. As of the May 31, 2022 data cutoff, positive efficacy results, including high overall and complete response (“CR”) rates and duration of response, and an improved adverse event profile have been observed among evaluable CAR T relapsed subjects. This included six subjects who received azer-cel Dose Level (“DL”) 3 of 3 × 106 cells/kg with enhanced lymphodepletion of fludarabine 30 mg/m2/day × 4 days + cyclophosphamide 1000 mg/m2/day × 3 days (the “ASH Cohort”) and six subjects who received azer-cel DL4b, a flat dose of 500 × 106 cells, with reduced dose lymphodepletion of fludarabine 30 mg/m2/day × 4 days + cyclophosphamide 750 mg/m2/day × 3 days since January 2022 (the “New Cohort”). Among 11 subjects evaluable for response, the program update reported efficacy results across both the ASH Cohort and New Cohort, including a 100% (11/11) overall response rate (“ORR”) and 73% (8/11) CR rate. Six subjects were in ongoing response (up to 18+ months). In the ASH Cohort, 50% (3/6) of evaluable subjects had a response duration greater than six months. Among subjects treated with DL4b and reduced intensity lymphodepletion in the New Cohort, a 100% CR rate was achieved among evaluable subjects (5/5). One subject was non-evaluable at the Day 28 assessment due to death from suspected fludarabine-associated neurotoxicity on Day 23. The subject had complete resolution of disease according to a CT scan on Day 21.

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

A poster presented at the 64th ASH Annual Meeting in December 2022 evaluated the relationship between healthy cell dose and functional attributes of azer-cel to the efficacy and safety of the product in patients with R/R B-cell lymphoma. This poster showed that post-thaw product composition and healthy CAR T cell dose are predictive for response to treatment with azer-cel. Based on these findings, we have applied optimizations across all allogeneic CAR T platforms with the goal of improving those product attributes and characteristics that drive predictability, reliability, and performance.

In January 2023, we announced we received FDA feedback that we believe signaled alignment with our proposed chemistry, manufacturing and controls ("CMC") plan for azer-cel. In 2023, we intend to progress azer-cel to a decision point for a Phase 2 trial in non-Hodgkin lymphoma ("NHL") subjects who have relapsed following autologous CAR T treatment by completing the Phase 1b cohort to identify a dosing schedule for further study and we plan to seek feedback from the FDA on the azer-cel clinical program once more data become available.

PBCAR19B is a novel immune-evading stealth cell candidate employing a single-gene edit designed to knock-down beta-2 microglobulin in an effort to evade T cell rejection, while also inserting a human leukocyte antigen E transgene to further evade rejection from natural killer cells. As of the June 2022 program update, a flat dose of 270 million cells (DL1) following standard lymphodepletion of fludarabine 30 mg/m2/day × 3 days + cyclophosphamide 500 mg/m2/day × 3 days has been administered to three subjects with R/R diffuse large B-cell lymphoma. We are continuing to recruit patients in the PBCAR19B clinical program at DL2 (flat dose of 540 million cells) with the intent to complete the Phase 1 dose escalation in the earlier line NHL setting in 2023.

We plan to provide a CAR T program update once investigators complete enrollment of the current azer-cel cohort of six CAR T relapsed subjects with sufficient follow-up to support a meeting with the FDA to discuss clinical plans. Subjects are being treated with optimized azer-cel product at the planned final dose level (500 million CAR T cells following a lymphodepletion regimen consisting of 3 days of fludarabine and cyclophosphamide). Based on current enrollment, the update is expected to occur in the April/May 2023 time frame, once appropriate follow-up from the current cohort is available. We plan to provide additional long term follow up from the azer-cel cohorts presented at ASH 2021 and ASCO 2022, as well as data from subjects in the current cohort. The CAR T update is also expected to include interim efficacy and safety data from the PBCAR19B Phase 1 trial at Dose Level 2 (540 million CAR T cells following 3 days of fludarabine and cyclophosphamide) with an expectation of durability data to follow this year.

PBCAR269A, an investigational allogeneic CAR T cell candidate targeting B-cell maturation antigen (“BCMA”) for R/R multiple myeloma, when used in combination with nirogacestat, a gamma secretase inhibitor (“GSI”) developed by SpringWorks Therapeutics, Inc., resulted in improved cell expansion, which correlated with increased clinical activity when compared to dose-matched PBCAR269A monotherapy treatment. However, in light of the competitive landscape of BCMA targeted therapies in multiple myeloma, we have made the strategic decision not to continue the PBCAR269A clinical program. All subjects enrolled in the study and evaluated for treatment with PBCAR269A and nirogacestat had acceptable tolerability results.

In vivo gene editing is complex and involves the delivery of ARCUS nucleases directly into a patient’s cells to treat disease at the level of the underlying DNA. We expect the development of in vivo therapies for genetic and infectious diseases to be a significant focus of our operations long-term. We believe these applications are particularly well suited to ARCUS because they require extremely low levels of off-target editing and efficient delivery. As a gene editing tool, we believe ARCUS can be differentiated by unique attributes which are designed for precise, specific and versatile gene editing. By nature of its origin from a homing endonuclease, we believe ARCUS has the potential to be particularly applicable to gene insertion and complex edits designed for gene repair aimed at restoring function, as well as more simple gene knock outs. ARCUS is also unique in its relatively small size which potentially allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

We, along with partners, intend to continue to evaluate the ARCUS platform with regards to safety, on-target editing, gene insertion, complex gene edits, and compatibility with viral and non-viral delivery. Our PBGENE-HBV for the potential treatment of chronic hepatitis B virus (“HBV”) program remains a top priority, and we intend to submit a Clinical Trial Application ("CTA") or Investigational New Drug application ("IND") in 2024. Our gene editing program for chronic HBV applies ARCUS to knock out persistent covalently closed circular DNA and inactivate integrated HBV genomes, potentially achieving durable HBV S-antigen (“HBsAg”) loss and reducing viral persistence. Preclinical data from this program were presented at an oral presentation at the European Society of Gene & Cell Therapy 29th Congress in October 2022 and showed that ARCUS efficiently targeted and degraded HBV cccDNA in HBV-infected primary human hepatocytes and reduced expression of HBV S-antigen (“HBsAg”) by as much as 95%. Similar levels of HBsAg reduction were observed in a newly developed mouse model of HBV infection following administration of ARCUS mRNA using LNP delivery. We plan to present additional data at a scientific conference in 2023.

In June 2022, we announced we entered into an exclusive in vivo gene editing research and development collaboration and license agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”). In connection with this partnership, we are developing a custom ARCUS nuclease that will be designed to insert, in vivo, a therapeutic transgene at a “safe harbor” location in the genome as a potential one-time transformative treatment option for diseases including certain hemoglobinopathies such as sickle cell disease and beta thalassemia. Under the terms of the Novartis Agreement, we will develop an ARCUS nuclease and conduct in vitro characterization, with Novartis then assuming responsibility for all subsequent research, development, manufacturing and commercialization activities.

We continue our in vivo gene editing collaboration with Eli Lilly and Company (“Lilly”) in applying ARCUS nucleases to three initial targets, including Duchenne muscular dystrophy in muscle, a central nervous system directed target and a liver directed target.

In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment for neonatal onset ornithine transcarbamylase ("OTC") deficiency. Non-human primate data presented by researchers from the University of Pennsylvania’s Gene Therapy Program demonstrated sustained gene insertion of a therapeutic OTC transgene one-year post-dosing in newborn and infant non-human primates with high efficiency. A CTA and/or IND filing by iECURE for neonatal onset OTC deficiency is planned for submission in the second half of 2023.

The strategic prioritization exercise for our in vivo research pipeline, announced in November 2022, is ongoing to assess diseases with highest unmet need in an increasingly dynamic regulatory and competitive gene editing landscape. We are making trade-offs and further honing our focus on disease areas where we believe ARCUS, more than any other technology, can have the greatest and most profound impact. While we intend to continue to pursue gene knock-out programs opportunistically, the proof of concept data continues to lead toward prioritizing programs involving complex edits and gene insertion (adding a functional copy of a gene) as exemplified by our partnered OTC program. While we remain committed to patients with cardiovascular diseases, we have made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia ("FH") with iECURE as our partner. PCSK9 for FH remains a wholly-owned program, and we are monitoring the regulatory landscape as we consider FH as well as several potential cardiovascular disease indications in our pipeline prioritization exercise.

Work on the PBGENE-PH1 program progressed as planned in 2022. We have clinical candidates ready to proceed to the next stage of IND enabling studies. Based on our new prioritized focus as well as the evolving treatment paradigm for PH1, we have made the choice to look for a partner in the kidney disease arena for further development of PBGENE-PH1 and will no longer develop the program on our own.

In December 2021, we announced our entry into an agreement with a syndicate of investors led by ACCELR8 to separate our then wholly owned subsidiary, Elo Life Systems, Inc. (“Elo”), and create an independent food and agriculture business (“New Elo”). As of December 31, 2022, we held 37% of New Elo's voting shares.

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

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. As of December 31, 2022, we had an accumulated deficit of $428.3 million.

We expect our operating expenses to increase in connection with our ongoing CAR T clinical trials and the expansion of our in vivo product development programs and capabilities. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. In addition, we expect to continue to incur additional costs associated with operating as a public company.

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

In July 2022, we received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date, Novartis made an equity investment in our common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, we issued and sold to Novartis 12,407,440 shares of our common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $2.01 per share. The price per share of our common stock under the Novartis Stock Purchase Agreement represented a 20% premium over the volume-weighted-average-price of our common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement.

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

During the year ended December 31, 2022 we recognized revenue under the Novartis Agreement of $9.5 million. Deferred revenue related to the Novartis Agreement amounted to $54.2 million as of December 31, 2022, of which $27.9 million was included in current liabilities within the consolidated balance sheets.

Eli Lilly and Company

In January 2021, we closed a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (as amended, the “Lilly Agreement”) with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated Duchenne muscular dystrophy (“DMD”), a liver-directed target and a central nervous system directed target, and has the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years (the "Nomination Period"). Lilly may extend the Nomination Period for an additional two years from the date on which the Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Lilly Agreement, Lilly received an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

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

During the years ended December 31, 2022 and 2021, we recognized revenue under the Lilly Agreement of approximately $15.6 million and $21.0 million, respectively. Deferred revenue related to the Lilly Agreement amounted to $74.8 million and $88.3 million as of December 31, 2022 and 2021, of which $18.3 million and $21.2 million, respectively, was included in current liabilities within the consolidated balance sheets.

iECURE

In August 2021, we entered into the iECURE Agreement. We have made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as our partner. Pursuant to the iECURE Agreement, we retain the rights to PBGENE-PCSK9, including all products developed for genetic indications with increased risk of severe cardiovascular events such as FH. In conjunction with the iECURE Agreement, we also granted iECURE a license to use our PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four other pre-specified rare genetic diseases, including OTC deficiency, Citrullinemia Type 1 (“CTLN1”), Phenylketonuria (“PKU”), and another program focused on liver disease. Simultaneously with the entry into the iECURE Agreement, we and iECURE entered into an Equity Issuance Agreement (the “iECURE Equity Issuance Agreement”), pursuant to which iECURE issued us common stock in iECURE as additional consideration for the PCSK9 license. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

The fair value of the iECURE equity at inception of the iECURE agreements was assessed to be $0.5 million and was initially recorded to the investment in equity securities line item of the consolidated balance sheets. As further discussed in Note 4, Fair Value Measurements, to our Financial Statements, on issuance, Management elected to account for the iECURE equity at fair value under accounting standards codification ("ASC") 825. Accordingly, we adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). In the year ended December 31, 2022 we recorded a $0.5 million decrease in the carrying value of our iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity raise in such period. The fair value of the costs to be incurred by iECURE to progress our PBGENE-PCSK9 candidate through Phase 1 clinical trial (the “PCSK9 Prepaid”) was assessed to be $17.4 million and was recorded to the prepaid expenses and other assets line items of the consolidated balance sheets. The PCSK9 Prepaid was amortized to research and development expense on a pro-rata basis as iECURE incurred costs to progress the PBGENE-PCSK9 candidate through the Phase 1 clinical trial.

As further discussed in Note 11, Impairment Charges, to our Financial Statements, the remaining unamortized PCSK9 Prepaid was fully impaired during the year ended December 31, 2022, as we have made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as our partner. Accordingly, there was no PCSK9 Prepaid balance as of December 31, 2022. As of December 31, 2021 the remaining balance of the PCSK9 Prepaid was $13.0 million, which was included in the prepaid expenses and other assets line items of the consolidated balance sheets in the amounts of $10.4 million and $2.6 million, respectively.

During the year ended December 31, 2022, we recognized no revenue under the iECURE agreements. During the year ended December 31, 2021, we recognized $17.9 million of revenue under the iECURE agreements. During the years ended December 31, 2022 and 2021, we recognized $2.1 million and $4.4 million of research and development expense related to amortization of the PCSK9 Prepaid.

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

The Program Purchase Agreement also requires us to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from our continued development and commercialization of the programs, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If we enter into specified product partnering transactions, the Program Purchase Agreement requires us to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties. For additional discussion of accounting for payment obligations arising from the Program Purchase Agreement, refer to Note 6, Commitments and Contingencies, to our Financial Statements.

We recognized no revenue under the agreement with Servier during the year ended December 31, 2022. During the year ended December 31, 2021, we recognized revenue under the agreement with Servier of approximately $72.9 million. We did not have deferred revenue related to the agreement with Servier as of December 31, 2022 or December 31, 2021.

Tiziana

In September 2021, we entered into an exclusive license agreement to evaluate Tiziana’s foralumab, a fully human anti-CD3 monoclonal antibody, as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. We plan to assess foralumab use in combination with an allogeneic CAR T.

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
•
license payments made for intellectual property used in research and development activities; and
•
facility-related expenses, which include expenses for rent and maintenance of facilities and other operating costs if specifically identifiable to research activities.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase over the long term and will comprise a larger percentage of our total expenses as we continue our clinical trials for our ex vivo allogeneic CAR T immunotherapies and development of our in vivo therapies for genetic and infectious diseases.

We cannot determine with certainty the duration and costs of ongoing and future clinical trials of our azer-cel and PBCAR19B product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our azer-cel and PBCAR19B product candidates, and any other our product candidate we may develop will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of clinical trials of our product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in our executive, finance, business development, legal and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

We expect that our general and administrative expenses will increase in the future to meet our growing infrastructure needs as we progress our clinical trials and move toward commercialization.

Impairment Charges

Impairment charges represents our impairment of intangible assets and long-term prepaid assets. An impairment loss is assessed when future undiscounted cash flows are less than the assets’ carrying value and recognized when the carrying value of the asset exceeds fair value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.

Loss on Disposal of Assets

Loss on disposal of assets represents the remaining net book value of disposed assets at the time of their disposal.

(Loss) Gain from Changes in Fair Value

(Loss) gain from changes in fair value represents the assessed change in fair value of assets and liabilities carried at fair value between reporting periods.

Gain on Deconsolidation of Subsidiary

The gain on deconsolidation of subsidiary was determined based on the difference between the book value of the net assets that we contributed to New Elo as part of the Elo Transaction as well as the fair value of the promissory note we received from New Elo ("Note Receivable") and the fair value of our ownership in New Elo as of December 17, 2021.

(Loss) Income from Equity Method Investments

(Loss) income from equity method investments represents changes in the carrying value of our investment in New Elo.

Interest Expense

Interest expense consists of interest payments incurred and discount amortization on debt outstanding.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and Note Receivable.

Income Taxes

Since our inception in 2006, we have generated cumulative federal and state NOL and R&D credit carryforwards for which we have not recorded any net tax benefit due to the uncertainty around utilizing these tax attributes within their respective carryforward periods. As of December 31, 2022, we had federal and state NOL carryforwards of $159.5 million and $119.1 million, respectively, which may be available to offset future taxable income. The U.S. federal NOLs carryforward indefinitely. The state NOL carryforwards begin to expire in 2027. As of December 31, 2022, we also had federal and state R&D tax credit carryforwards of $13.2 million and an amount less than $0.1 million, which begin to expire in 2027 and 2030, respectively. As of December 31, 2022 and December 31, 2021, we had federal Orphan Drug credits of $11.6 million and $9.5 million, respectively, which begin to expire in 2038. As of December 31, 2022, we also have federal contribution carryforwards of $0.2 million, which began to expire in 2022. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021, together with the changes in those items in dollars:

	Years ended December 31,
(in thousands)	2022	2021	Change
Revenue	$25,098	$115,529	$(90,431)
Operating expenses:
Research and development	83,939	115,238	(31,299)
General and administrative	41,525	39,667	1,858
Total operating expenses	125,464	154,905	(29,441)
Loss from operations	(100,366)	(39,376)	(60,990)
Other (expense) income, net:
Impairment charges	(11,438)	—	(11,438)
Loss on disposal of assets	(106)	(26)	(80)
(Loss) gain from changes in fair value	(510)	2,555	(3,065)
Gain on deconsolidation of subsidiary	—	5,985	(5,985)
(Loss) income from equity method investment	(1,579)	184	(1,763)
Interest expense	(1,111)	(132)	(979)
Interest income	3,473	208	3,265
Total other (expense) income, net	(11,271)	8,774	(20,045)
Net loss	$(111,637)	$(30,602)	$(81,035)

Revenue

Revenue for the year ended December 31, 2022 was $25.1 million, compared to $115.5 million for the year ended December 31, 2021. The decrease of $90.4 million in revenue during the year ended December 31, 2022 was primarily the result of $72.9 million in revenue recognized under the Servier Agreement in 2021 that did not occur in 2022, following satisfaction of the performance obligation upon the execution of the Program Purchase Agreement in April 2021, a $17.9 million decrease in revenue recognized under the iECURE Agreement as the performance obligation was deemed fully satisfied in August 2021 upon the grant of the PCSK9 license to iECURE, a $5.4 million decrease in revenue recognized under the Lilly Agreement as a result of an increase in total estimated effort required to satisfy the performance obligation, and a $3.7 million decrease in revenue recognized from agriculture partnering collaborations given the collaboration transferred to New Elo upon separation in December 2021. These decreases in revenue were partially offset by a $9.5 million increase in revenue recognized under the Novartis Agreement, as work thereunder began during 2022.

Research and Development Expenses

	Years ended December 31,
(in thousands)	2022	2021	Change
Direct research and development expenses by product candidate:
Azer-cel external development costs	$5,502	$8,486	$(2,984)
PBCAR19B external development costs	2,111	2,948	(837)
BCMA external development costs	1,600	3,337	(1,737)
CD20 external development costs	372	3,666	(3,294)
Platform development and early-stage research expenses:
Employee-related costs (other than share based compensation)	29,889	32,519	(2,630)
Share based compensation	7,973	9,101	(1,128)
Program Purchase Agreement costs and contract liability	—	11,250	(11,250)
Amortization of PCSK9 Prepaid	2,091	4,421	(2,330)
Laboratory supplies and services	13,156	14,529	(1,373)
Sublicensing royalty payable to Duke	1,500	1,111	389
Outsourced research and development	5,272	2,336	2,936
CMOs and research organizations	864	5,347	(4,483)
Laboratory equipment and maintenance	1,320	2,065	(745)
Facility-related costs	2,881	3,562	(681)
Depreciation and amortization	6,594	7,574	(980)
Licensing fees	2,729	2,585	144
Other research and development costs	85	401	(316)
Total research and development expenses	$83,939	$115,238	$(31,299)

Research and development expenses for the year ended December 31, 2022 were $83.9 million, compared to $115.2 million for the year ended December 31, 2021. The decrease of $31.3 million was primarily due to a decrease of $11.3 million in expense related to the Program Purchase Agreement, which was comprised of a $10.0 million financial contract liability that was accrued as it was deemed probable to occur and a $1.3 million cash payment to Servier that was recorded to expense in the year ended December 31, 2021.

Additionally, there was a decrease of $8.9 million in direct research and development expenses related to our allogeneic CAR T product candidates, including $1.7 million and $3.3 million decreases in BCMA and CD20 external development costs, respectively, as the result of our decision not to continue clinical development of PBCAR269A and PBCAR20A, a $3.0 million decrease in azer-cel external development expense driven by lower CRO expense as a result of lower patient activity as IRBs reviewed our updated lymphodepletion regimen and operational efficiencies, and a $0.8 million decrease in PBCAR19B external development costs driven by a milestone fee paid in the year ended December 31, 2021 related to patient dosing.

Further contributing to the decrease in research and development expenses during the year ended December 31, 2022 were decreases of $2.6 million, $1.1 million, $1.4 million, $1.0 million, and $0.6 million in employee-related costs, share based compensation, laboratory supplies and services, depreciation and amortization expense, and facility-related costs, respectively, driven by the separation of Elo in 2021. Additionally, unallocated CMO and research organization expense related to our preclinical studies decreased $4.5 million which was primarily driven by the completion of CMO manufacturing programs, and expense related to the amortization of the iECURE PCSK9 Prepaid decreased by $2.3 million as a result of the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as our partner. These decreases were partially offset by a $2.9 million increase in outsourced research and development costs in the year ended December 31, 2022 as compared to the year ended December 31, 2021, which were primarily related to preclinical studies for our in vivo gene editing programs and consulting fees.

General and Administrative Expenses

General and administrative expenses were $41.5 million for the year ended December 31, 2022 compared to $39.7 million for the year ended December 31, 2021. The increase of $1.8 million was primarily due to an increase of $3.8 million in share-based compensation expense. This increase was partially offset by a $0.7 million decrease in insurance expense primarily driven by a reduction in director and officer insurance premiums, a $0.8 million decrease in legal expense, and a $0.5 million decrease in information technology expense related to software subscriptions.

Impairment Charges

Impairment charges were $11.4 million during the year ended December 31, 2022 which includes the $10.8 million impairment of the iECURE PCSK9 Prepaid as we have made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as our partner. The impairment charge represented the remaining unamortized balance of the PCSK9 Prepaid. Additionally included in impairments of long lived assets during the year ended December 31, 2022 were intangible asset impairment charges of $0.6 million related to licensed technology rights that are no longer in use. There were no impairment charges in the year ended December 31, 2021.

Loss on Disposal of Assets

Loss on disposal of assets was $0.1 million during the year ended December 31, 2022 compared to less than $0.1 for the year ended December 31, 2021 which represented the remaining net book value of property, equipment and software at the time of their disposal.

(Loss) Gain from Changes in Fair Value

The loss from changes in fair value was $0.5 million for the year ended December 31, 2022 which primarily represents the change in fair value of the iECURE equity investment as a result of dilution from iECURE's Series A-1 equity raise during the year ended December 31, 2022. The change in fair value of investment was $2.6 million for the year ended December 31, 2021 which was attributed to an increase in the assessed fair value of our equity investment in iECURE from issuance in August 2021 to December 31, 2021.

Gain on Deconsolidation of Subsidiary

There was no gain on deconsolidation of subsidiary in the year ended December 31, 2022. The gain on deconsolidation of subsidiary was $6.0 million for the year ended December 31, 2021 and represents the difference between the book value of the net assets that we contributed to New Elo as part of the Elo Transaction and the sum of the fair value of the Note Receivable and the fair value of our Ownership in New Elo as of December 17, 2021.

(Loss) Income from Equity Method Investments

Loss from equity method investments was $1.6 million during the year ended December 31, 2022 and represented our proportionate share of New Elo’s net loss for such period, partially offset by a gain recorded from an increase in our proportionate share of New Elo's net assets resulting from an equity issuance by New Elo. For the year ended December 31, 2021, we had income from equity method investments of $0.2 million which represented our proportionate share of New Elo’s net income from December 18, 2021 through December 31, 2021.

Interest Expense

Interest expense was $1.1 million for the year ended December 31, 2022 compared to $0.1 million during the year ended December 31, 2021. The $1.0 million increase in interest expense was the result of an increase in debt outstanding coupled with higher stated and effective interest rates on our debt.

Interest Income

Interest income was $3.5 million during the year ended December 31, 2022 compared to $0.2 million during the year ended December 31, 2021. The $3.3 million increase in interest income during the year ended December 31, 2022 was driven by a larger cash balance and higher interest rates as compared to the year ended December 31, 2021 coupled with interest income on the $10.0 million Note Receivable due from New Elo that was issued in December 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase over the long term, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CROs and CMOs, the addition of laboratory equipment to MCAT in support of preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

As of December 31, 2022, we had cash and cash equivalents of $189.6 million and available borrowings of $7.5 million. Our sources of funding have historically included proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, underwritten offerings of our common stock, at-the-market offerings of our common stock as part of our shelf registration statement, upfront and milestone payments from customers, borrowings under bank facilities and funding from other strategic alliances and grants. We also currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the SEC on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of December 31, 2022, we had sold 3,187,508 shares of our common stock in at-the-market offerings as part of our shelf registration statement, resulting in net proceeds of $28.1 million, after deducting agent commissions and issuance costs. Additionally, in June 2022, pursuant to our Form S-3, we issued and sold 35,971,224 shares of our common stock at an offering price of $1.39 per share, less underwriting discounts and commissions, and received approximately $46.7 million in net proceeds.

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the global macroeconomic conditions and ongoing uncertainty related to the COVID-19 pandemic and variants thereof. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and variants thereof and its impact on our liquidity and future funding requirements remains uncertain as of the filing date of this Annual Report on Form 10-K, as the pandemic continues to evolve globally. See “Impact of the COVID-19 Pandemic” above and “Risk Factors— COVID-19 has impacted, and may continue to impact, our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials” in Part I. Item 1A. of this Annual Report on Form 10-K for a further discussion of the potential impact of the COVID-19 pandemic and its variants on our business.

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

Cash Flows

Our cash and cash equivalents totaled $189.6 million as of December 31, 2022, compared to $143.7 million as of December 31, 2021.

The following table summarizes our sources and uses of cash for the periods presented:

	For the Years Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(45,753)	$(10,853)
Net cash used in investing activities	(3,319)	(5,803)
Net cash provided by financing activities	94,985	70,521
Increase in cash and cash equivalents	$45,913	$53,865

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses. Our losses have resulted from expenses incurred in connection with our research and development activities, including our clinical programs, preclinical development activities, and general and administrative costs associated with our operations. The use of cash in operating activities during the years ended December 31, 2022 and December 31, 2021 resulted from our net loss adjusted for non-cash items and changes in working capital.

Cash used in operating activities during the year ended December 31, 2022 was $45.8 million, compared to $10.9 million during the year ended December 31, 2021. The increase in cash used in operating activities in the year ended December 31, 2022 was primarily driven by the $100.0 million upfront payment received from Lilly in January 2021, partially offset by the $50.0 million upfront payment received from Novartis in July 2022.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software, and intangible assets. Net cash used in investing activities during the year ended December 31, 2022 was $3.3 million, compared to $5.8 million in the year ended December 31, 2021. The $2.5 million decrease in cash used in investing activities during the year ended December 31, 2022 was driven by a decrease in cash expenditures for purchases of laboratory equipment for our MCAT facility as well as a $0.8 million cash expenditure for the license to evaluate Tiziana’s foralumab as a lymphodepletion agent in conjunction with our allogeneic CAR T therapeutics, which was capitalized as an intangible asset during the year ended December 31, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was $95.0 million, compared to $70.5 million during the year ended December 31, 2021. The increase in cash provided by financing activities during the year ended December 31, 2022 was primarily due to a $23.9 million increase in net proceeds from offerings of common stock in the year ended December 31, 2022 as compared to the year ended December 31, 2021. Additionally contributing to the increase in cash provided by financing activities in the year ended December 31, 2022 was an increase of $17.3 million in net proceeds from debt borrowings. These increases were partially offset by a $10.0 million decrease in proceeds from the issuance of common stock to collaboration partners, and a $6.4 million decrease in proceeds from stock option exercises in the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Debt Obligations

Revolving Line

We may request advances on our loan and security agreement (as amended from time to time, the “Revolving Line”) with Pacific Western Bank (“PWB”) up to an aggregate principal of $30.0 million. In July 2022, the Revolving Line maturity date was extended to June 23, 2024 upon receipt of $100.0 million in aggregate new gross proceeds (as defined in the Revolving Line). All outstanding principal amounts are due upon maturity. We must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate on Revolving Line borrowings is a variable annual rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the Revolving Line), or (b) 4.25%. As of December 31, 2022, the outstanding principal balance on the Revolving Line was $22.5 million, the stated interest rate was 8.25% and the effective interest rate was 9.27%.

Funding Requirements

As a clinical stage company, we will continue to have funding requirements in connection with the continuation of our current clinical trials and planned initiation of additional clinical trials, potential IND, CTA and BLA filings, and expected growth in our ex vivo and in vivo portfolios.

We believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, continued operational discipline, and available credit will allow us to fund operating expense and capital expenditure requirements through the first quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the progress, costs and results of our clinical development for our azer-cel and PBCAR19B programs as we progress clinical trials, including CRO costs;
•
the progress, costs and results of our additional research and preclinical development programs including our in vivo and ex vivo pipeline and our planned IND or CTA submissions and potential BLA filings;

•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•
the costs and timing of internal process development and manufacturing scale-up activities and contract with CMOs associated with our azer-cel and PBCAR19B programs and other programs we advance through preclinical and clinical development;
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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2022:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease Obligations(1)	$7,820	$2,822	$3,165	$1,833	$—
Revolving Line of Credit(2)	25,290	1,882	23,408	—	—
Total	$33,110	$4,704	$26,573	$1,833	$—

(1)
Represents future minimum lease payments under our leases for office and/or lab space at the following locations: 302 East Pettigrew Street, Durham, North Carolina expiring in July 2024, and 20 TW Alexander Drive, Research Triangle Park, North Carolina expiring in August 2027. The lease obligations amounts above also represent future minimum lease payments on the MCAT Expansion Space as we are contractually obligated to make such payments on the MCAT Expansion Space notwithstanding that the lease commencement date for accounting purposes was not reached as of December 31, 2022 (see Note 6, Commitments and Contingencies, to the Financial Statements.

(2)
Represents principal and estimated interest payments on our $22.5 million in outstanding Revolving Line borrowings as of December 31, 2022. Under the Revolving Line we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million. In May 2022, the Company and PWB executed the Seventh Amendment to the Revolving Line (the “Revolving Line Amendment”). Upon the execution of the Revolving Line Amendment, the interest rate on credit advances was modified to the greater of (a) 0.75% above the Prime rate (as defined in the Revolving Line) and (b) 4.25%. In July 2022, the maturity date of the Revolving Line was extended to June 23, 2024 upon the Company’s receipt of $100.0 million in aggregate new gross proceeds (as defined in the Revolving Line Amendment). All outstanding principal amounts under the Revolving Line are due on the maturity date. As of December 31, 2022, the stated interest rate on the Revolving Line was 8.25% and the effective interest rate was 9.27%.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our Financial Statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our Financial Statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our Financial Statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our Financial Statements.

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

ASC 606, Revenue from Contracts with Customers, applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, are within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, we apply the five-step model described above.

Revenue related to performance obligations satisfied over time could be materially impacted as a result of changes in the estimated research effort to satisfy performance obligations or changes in the transaction price related to variable consideration. For example, in in the year ended December 31, 2022, we recorded cumulative catch up adjustments that decreased revenue recognition by $5.9 million as a result of changes in total estimated effort required to satisfy performance obligations. If we were to increase total estimated effort required to satisfy the performance obligations by 10%, it would result in cumulative catch up adjustments that decrease revenue recognition by $4.2 million in the current year and those amounts would be recognized in the future as the incremental effort is provided. Alternatively, if we were to decrease total estimated effort required to satisfy the performance obligations by 10%, it would result in cumulative catch up adjustments that increase revenue recognition by $5.1 million in the current year.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the expected volatility of our common stock, the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term of the stock options and the our expected dividend yield. Expected volatility is estimated based on the historical volatility of our and other comparable publicly traded peer companies. The expected term of the options has been determined utilizing a weighted average value considering actual exercise history and estimated expected term based on the midpoint of final vest date and expiration date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The fair value of each restricted stock unit is determined based on the closing market price of our common stock on the date of grant.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, to our Financial Statements.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (2) December 31, 2024, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $189.6 million, or 80% of our total assets, on December 31, 2022 and $143.7 million, or 68% of our total assets, on December 31, 2021. Interest income earned on these assets was $3.5 million and $0.2 million for the years ended December 31, 2022 and December 31, 2021, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our financial statements. A hypothetical 10% change in existing interest rates would not have had a material impact on the value of our cash and cash equivalents as of December 31, 2022.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s annual report on internal control over financial reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS

The following information with respect to our board of directors and executive officers is presented as of March 9, 2023:

Name	Age	Position at Precision BioSciences, Inc.	Principal Employment
Executive Officers
Michael Amoroso	45	President, Chief Executive Officer and Director	Same
John Alexander Kelly	56	Chief Financial Officer	Same
Alan List, M.D.	68	Chief Medical Officer	Same
Dario Scimeca	48	General Counsel and Secretary	Same
Jeff Smith, Ph.D.	50	Chief Research Officer	Same
Non-Employee Directors
Kevin Buehler	65	Chair of the Board and Director	Former Division Head of Alcon Laboratories, Inc. a division of Novartis AG
Melinda Brown	66	Director	Chief Financial Officer of The Draft Network
Stanley Frankel, M.D.	64	Director	Former Chief Medical Officer of Cytovia Therapeutics, Inc.
Geno Germano	62	Director	President, Chief Executive Officer and Director of Elucida Oncology, Inc.
Shari Lisa Piré, J.D.	58	Director	Chief Legal & Sustainability Officer at Plume Design, Inc.
Sam Wadsworth, Ph.D.	74	Director	Senior Scientific Advisor of Ultragenyx Pharmaceuticals, Inc.

The information required by this item will be included in our definitive proxy statement (“2023 Proxy Statement”) to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8‑K	001‑38841	3.1	4/1/2019
3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	10-Q	001‑38841	3.2	11/10/2020
4.1	Specimen Common Stock Certificate.	S‑1/A	333‑230034	4.1	3/18/2019
4.2	Amended and Restated Investors’ Rights Agreement among Precision BioSciences, Inc. and certain of its stockholders and the holders of the 2019 Notes, dated May 25, 2018, as amended.	S‑1/A	333‑230034	4.2	3/18/2019
4.3	Amendment No. 2, dated February 3, 2020, to the Amended and Restated Investors’ Rights Agreement among Precision BioSciences, Inc. and certain of its stockholders and the holders of the 2019 Notes, dated May 25, 2018, as amended.	8‑K	001-38841	10.1	2/6/2020
4.4	Form of Indenture.	S-3	333-238857	4.3	6/1/2020
4.5	Description of the Registrant's Securities.	10-K	00138841	4.5	3/15/2022
10.1††	Loan and Security Agreement, dated May 15, 2019, among Precision BioSciences, Inc., Elo Life Systems, Inc. and Pacific Western Bank, as amended.					*
10.2†	Development and Commercial License Agreement by and between Les Laboratoires Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended.	S‑1	333‑230034	10.1	3/1/2019
10.3††	Amendment No. 5, dated September 18, 2019, to Development and Commercial License Agreement by and between Les Laboratoires Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended.	10‑Q	001‑38841	10.2	11/12/2019
10.4††	Amendment No. 6, dated October 16, 2020, to Development and Commercial License Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier and Precision BioSciences, Inc., dated February 24, 2016, as amended.	10-Q	001-38841	10.2	11/10/2020
10.5††	Program Purchase Agreement by and among Les Laboratoires Servier, Institut de Recherches Internationales Servier, and Precision BioSciences, Inc., dated April 9, 2021.	10-Q	001-38841	10.1	5/13/2021
10.6††	Development and License Agreement between Eli Lilly and Company and Precision BioSciences, Inc., dated November 19, 2020.	10-K	001-38841	10.5	3/18/2021
10.7††	First Amendment to Development and License Agreement between Precision BioSciences, Inc. and Eli Lilly and Company, dated August 9, 2021.	10-Q	001-38841	10.2	11/10/2021
10.8	Stock Purchase Agreement between Eli Lilly and Company and Precision BioSciences, Inc., dated November 19, 2020.	10-K	001-38841	10.6	3/18/2021
10.9††	Collaboration and License Agreement, dated June 14, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.1	6/21/2022
10.10††	Stock Purchase Agreement, dated June 14, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.2	6/21/2022
10.11	Registration Rights Agreement, dated June 15, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.3	6/21/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12†	License Agreement by and between Duke University and Precision BioSciences, Inc., dated April 17, 2006, as amended.	S‑1	333‑230034	10.2	3/1/2019
10.13†	Patent Cross‑License Agreement by and between Cellectis SA and Precision BioSciences, Inc., dated January 23, 2014.	S‑1	333‑230034	10.3	3/1/2019
10.14	Lease Agreement between Precision BioSciences, Inc. and Venable Tenant, LLC, dated April 5, 2010, as amended.	10-K	001-38841	10.9	3/18/2021
10.15	Lease Agreement between Precision BioSciences, Inc. and Durham TW Alexander, LLC, dated October 2, 2018, as amended.	10-K	001-38841	10.12	3/15/2022	*
10.16#	2006 Stock Incentive Plan, as amended, and form of award agreements thereunder.	S‑1	333‑230034	10.8	3/1/2019
10.17#	2015 Stock Incentive Plan, as amended, and form of award agreements thereunder.	S‑1	333‑230034	10.9	3/1/2019
10.18#	2019 Incentive Award Plan, and forms of award agreements thereunder.	10-K	001-38841	10.14	3/18/2021
10.19#	2019 Employee Stock Purchase Plan.	S‑1/A	333‑230034	10.11	3/18/2019
10.20#	2021 Employment Inducement Incentive Award Plan and form of award agreements thereunder.	S-8	333-259369	99.3	9/7/2021
10.21#	Amendment to the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan.	S-8	333-267079	99.4	8/26/2022
10.22#	Amended and Restated Executive Employment Agreement between Precision BioSciences, Inc. and Alex Kelly, dated November 7,2022.					*
10.23#	Amended and Restated Executive Employment Agreement between Precision BioSciences, Inc. and Dr. Alan List, dated November 7,2022.					*
10.24#	Amended and Restated Executive Employment Agreement between Precision BioSciences, Inc. and Dario Scimeca, dated November 7,2022.					*
10.25#	Amendment to Executive Employment Agreement between Precision BioSciences, Inc. and Dr. Derek Jantz, dated November 7,2022.	10-Q	001-38841	10.5	11/8/2022
10.26#	Employment Agreement between Precision BioSciences, Inc. and Dr. J. Jefferson Smith, dated November 7, 2022.	10-Q	001-38841	10.6	11/8/2022
10.27#	Form of Indemnification Agreement between Precision BioSciences, Inc. and its directors and officers.	S‑1A	333‑230034	10.17	3/18/2019
10.28#	Non‑Employee Director Compensation Plan (as amended).	10-Q	001-38841	10.4	8/8/2022
10.29#	Executive Employment Agreement, dated September 18, 2021, by and between Michael Amoroso and Precision Biosciences, Inc.	8-K	001-38841	10.1	9/27/2021
21.1	Subsidiaries of Precision BioSciences, Inc.					*
23.1	Consent of Deloitte & Touche LLP.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

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

Precision BioSciences, Inc.

Date: March 9, 2023	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive office and authorized signatory)

Date: March 9, 2023	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Amoroso	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2023
Michael Amoroso

/s/ John Alexander Kelly	Chief Financial Officer (principal financial officer)	March 9, 2023
John Alexander Kelly

/s/ Shane Barton	Vice President and Corporate Controller (principal accounting officer)	March 9, 2023
Shane Barton

/s/ Kevin Buehler	Chair of the Board and Director	March 9, 2023
Kevin Buehler

/s/ Melinda Brown	Director	March 9, 2023
Melinda Brown

/s/ Stanley Frankel, M.D.	Director	March 9, 2023
Stanley Frankel, M.D.

/s/ Geno Germano	Director	March 9, 2023
Geno Germano

/s/ Shari Lisa Piré, J.D.	Director	March 9, 2023
Shari Lisa Piré, J.D.
/s/ Sam Wadsworth, Ph.D.	Director	March 9, 2023
Sam Wadsworth, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Precision BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precision BioSciences, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 9, 2023

We have served as the Company's auditor since 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$189,576	$143,663
Accounts receivable	720	488
Prepaid expenses	7,552	17,434
Other current assets	1,257	169
Total current assets	199,105	161,754
Property, equipment, and software—net	20,190	25,154
Intangible assets—net	1,348	2,048
Right-of-use assets—net	2,974	4,180
Investment in equity securities	2,576	3,091
Equity method investment	2,172	3,751
Note receivable—net	7,234	6,879
Other assets	2,570	4,641
Total assets	$238,169	$211,498
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,225	$1,144
Accrued compensation	6,259	6,765
Accrued clinical research and development expenses	3,206	4,028
Deferred revenue	46,192	21,244
Lease liabilities	2,037	1,822
Other current liabilities	745	977
Total current liabilities	59,664	35,980
Deferred revenue	82,872	67,015
Lease liabilities	2,776	4,813
Long term debt—net	22,223	2,478
Contract liabilities	10,000	10,000
Other noncurrent liabilities	201	44
Total liabilities	177,736	120,330
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized, 111,774,507 shares issued and 110,964,035 shares outstanding as of December 31, 2022; 61,712,577 shares issued and 60,902,105 shares outstanding as of December 31, 2021	1	—
Additional paid-in capital	489,696	408,795
Accumulated deficit	(428,312)	(316,675)
Treasury stock	(952)	(952)
Total stockholders’ equity	60,433	91,168
Total liabilities and stockholders’ equity	$238,169	$211,498

See notes to consolidated financial statements

PRECISION BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021
Revenue	$25,098	$115,529
Operating expenses
Research and development	83,939	115,238
General and administrative	41,525	39,667
Total operating expenses	125,464	154,905
Loss from operations	(100,366)	(39,376)
Other (expense) income, net:
Impairment charges	(11,438)	—
Loss on disposal of assets	(106)	(26)
(Loss) gain from changes in fair value	(510)	2,555
Gain on deconsolidation of subsidiary	—	5,985
(Loss) income from equity method investment	(1,579)	184
Interest expense	(1,111)	(132)
Interest income	3,473	208
Total other (expense) income, net	(11,271)	8,774
Net loss	$(111,637)	$(30,602)
Net loss per share - basic and diluted	$(1.27)	$(0.52)
Weighted average shares of common stock outstanding- basic and diluted	87,898,498	58,688,102

See notes to consolidated financial statements

PRECISION BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholder's
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- December 31, 2020	53,503,124	—	331,450	(286,073)	(952)	44,425
Stock option exercises	1,997,700	—	6,783	—	—	6,783
Issuance of common stock under employee stock purchase plan	126,887	—	804	—	—	804
Share-based compensation expense	—	—	16,514	—	—	16,514
Issuance of common stock to collaboration partners	3,762,190	—	27,739	—	—	27,739
Net proceeds from issuance of common stock	2,322,676	—	25,505	—	—	25,505
Net loss	—	—	—	(30,602)	—	(30,602)
Balance- December 31, 2021	61,712,577	$—	$408,795	$(316,675)	$(952)	$91,168
Stock option exercises	335,439	—	392	—	—	392
Issuance of common stock under employee stock purchase plan	194,672	1	442	—	—	443
Share-based compensation expense	—	—	19,197	—	—	19,197
Restricted stock units vested	288,323	—	—	—	—	—
Issuance of common stock to collaboration partners	12,407,440	—	11,553	—	—	11,553
Net proceeds from issuance of common stock	36,836,056	—	49,317	—	—	49,317
Net loss	—	$—	$—	(111,637)	$—	(111,637)
Balance- December 31, 2022	111,774,507	1	489,696	(428,312)	(952)	60,433

See notes to consolidated financial statements

PRECISION BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(111,637)	$(30,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,798	8,981
Share-based compensation	19,197	16,514
Loss on disposal of assets	106	26
Non-cash interest expense	295	59
Amortization of right-of-use assets	1,206	1,216
Non-cash consideration received from collaboration partners	—	(17,894)
Loss (Gain) on changes in fair value	510	(2,555)
Gain on deconsolidation of subsidiary	—	(5,985)
Loss (Income) from equity method investment	1,579	(184)
Amortization of discount on note receivable	(355)	(13)
Impairment charges	11,438	—
Changes in operating assets and liabilities:
Prepaid expenses	(962)	5,616
Accounts receivable	(232)	9,512
Other assets and other current assets	1,431	(2,734)
Accounts payable	153	867
Other liabilities and other current liabilities	(1,816)	1,423
Deferred revenue	27,358	(3,164)
Lease liabilities	(1,822)	(1,936)
Contract liabilities	—	10,000
Net cash used in operating activities	(45,753)	(10,853)
Cash flows from investing activities:
Property, equipment and software	(3,319)	(5,053)
Intangibles assets	—	(750)
Net cash used in investing activities	(3,319)	(5,803)
Cash flows from financing activities:
Stock option exercises	392	6,783
Employee stock purchase plan	443	804
Issuance of common stock to collaboration partners	25,000	35,000
Offering of common stock, net of issuance costs	49,345	25,477
Issuance of term loan, net of issuance costs	—	2,465
Payments of debt issuance costs	—	(13)
Payment of term loan	—	(2,500)
Borrowings from revolving credit facility, net of issuance costs	19,805	2,505
Net cash provided by financing activities	94,985	70,521
Net increase in cash and cash equivalents	45,913	53,865
Cash and cash equivalents—beginning of period	143,663	89,798
Cash and cash equivalents —end of period	$189,576	$143,663
Supplemental disclosures of noncash financing and investing activities:
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$103	$103
Cash paid for interest	$824	$68
Unsettled at-the-market issuances of common stock included in other current assets	$—	$37
Contract liability accrual related to Servier Program Purchase Agreement milestones	$—	$10,000
Non-cash consideration received from collaboration partners	$—	$17,894

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates. Significant estimates include recording revenue for performance obligations recognized over time, determination of the fair value of share-based compensation grants, estimating services expended by third-party service providers used to recognize research and development expense and determination of the fair value of investments in equity securities.

Basis of Presentation

These financial statements have been prepared in accordance with GAAP. Additionally, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Certain immaterial amounts from the prior year have been reclassified to conform to current year presentation.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2022 the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. As of December 31, 2021, the Company held an insignificant amount of cash equivalents.

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

Revenue from Lilly and Novartis accounted for 62% and 38% of revenue during the year ended December 31, 2022, respectively. Revenue from Lilly and Servier accounted for 18% and 63% of revenue during the year ended December 31, 2021, respectively. Lilly and Novartis accounted for 58% and 42% of deferred revenue as of December 31, 2022, respectively.

In addition, the Company currently holds a $10.0 million promissory note payable from New Elo (defined below), as described further in Note 12, Elo Transaction, which exposes the Company to potential losses in the event of default by New Elo. Counterparty credit risk will be monitored through periodic review of New Elo’s financial records. As of December 31, 2022, the Company considers the risk of counterparty default to be minimal.

Property, Equipment and Software

Property, equipment and software ("PP&E") are stated at cost, net of depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

The depreciation and amortization periods for the Company’s significant PP&E categories are as follows:

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

Impairment Charges

Long-lived assets, such as PP&E, intangible assets, and long-term prepaid assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is assessed when future undiscounted cash flows are less than the assets’ carrying value and recognized when the carrying value of the asset exceeds fair value. Fair value is calculated by estimating the discounted future cash flows expected to be generated by the asset as well as other valuation techniques. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.

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

As of December 31, 2022 and December 31, 2021 the Company held common stock in iECURE with a fair value of $2.6 million and $3.1 million, respectively.

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

In applying the equity method, the Company subsequently increases or decreases the carrying amount of the investment by the Company’s proportionate share of the net earnings or losses and other comprehensive income of the investee. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses are recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. As the rate implicit in the Company's leases are not readily determinable, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component. In addition, the Company elected the package of practical expedients permitted under the transition guidance within accounting standards codification (“ASC”) 842, in which the Company need not reassess (i) the historical lease classification, (ii) whether any expired or existing contract is or contains a lease, or (iii) the initial direct costs for any existing leases. The operating right-of-use asset recorded on the balance sheet is amortized on a straight-line basis as lease expense.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the year ended December 31, 2022, the Company recorded cumulative catch up adjustments on its contracts with customers that decreased revenue recognition by $5.9 million; the cumulative catch-up adjustments resulted from a change in total estimated effort required to satisfy performance obligations. During the year ended December 31, 2022, the Company recorded $15.4 million in revenue that was included in deferred revenue as of December 31, 2021.

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

For additional discussion of accounting for collaboration revenues, see Note 10, Collaboration and License Agreements.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities including salaries, benefits, share-based compensation, allocations for rent and facility costs, depreciation, preclinical manufacturing expenses, costs of services provided by contract research organizations ("CROs") in connection with clinical trials and contract manufacturing organizations ("CMOs") engaged to manufacture clinical trial material, costs of licensing technology, and costs of services provided by research and development service providers. Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred if the technology is not expected to have any alternative future uses other than the specific research and development project for which it was intended. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed rather than when the payment is made.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022 and December 31, 2021, there was no difference between net loss and comprehensive loss in the accompanying consolidated statement of operations.

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

The Company’s diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2022 and December 31, 2021, given all potential shares of common stock are anti-dilutive as a result of the net loss.

Share-Based Compensation

The Company accounts for all share-based compensation awards, including stock options, restricted stock units and its employee stock purchase plan, at fair value. Compensation expense is recognized for the Company's share-based compensation awards, net of actual forfeitures, over the requisite service period, which is the vesting period of the respective award.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of the Company’s common stock and assumptions the Company makes for the expected volatility of its common stock, the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term of the stock options and the Company’s expected dividend yield. Expected volatility is estimated based on the historical volatility of the Company and other comparable publicly traded peer companies. The expected term of the options has been determined utilizing a weighted average value considering actual exercise history and estimated expected term based on the midpoint of final vest date and expiration date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The fair value of each restricted stock unit is determined based on the closing market price of the Company’s common stock on the date of grant.

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

Accounting Standards Updates

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards. The Company does not expect the adoption of recent accounting pronouncements not yet adopted will have a material impact on its consolidated financial statements. The JOBS Act also exempts the Company from having to provide an auditor attestation of internal controls over financial reporting under Sarbanes-Oxley Act Section 404(b).

The Company will remain an “emerging growth company” until the earliest of (i) December 31, 2024, (ii) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more, (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”), which generally is when it has more than $700 million in market value of its stock held by non-affiliates as of the prior June 30th.

Accounting standards updates issued, but not effective until after December 31, 2022, are not expected to have a material effect on the Company’s consolidated financial position, statements of operations or cash flows.

NOTE 2: PROPERTY, EQUIPMENT AND SOFTWARE

PP&E consisted of the following as of December 31 (in thousands):

	2022	2021
Construction in progress	$533	$3,042
Leasehold improvements	22,955	22,784
Software	442	312
Laboratory equipment	23,459	19,291
Office equipment	1,594	1,371
Furniture and fixtures	2,295	2,268
Total property, equipment and software	51,278	49,068
Less accumulated depreciation and amortization	31,088	23,914
Property, equipment and software - net	$20,190	$25,154

Depreciation expense, including amortization of leasehold improvements and software, was $7.7 million and $8.9 million for the years ended December 31, 2022 and December 31, 2021, respectively.

NOTE 3: INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of December 31 (in thousands):

	2022	2021
License cost	$2,581	$2,581
Less: accumulated amortization	(521)	(415)
Less: impairments	(712)	(118)
Intangible assets, net	1,348	2,048

Amortization expense of intangible assets was $0.1 million and less than $0.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. Amortization expense for intangible assets with definite lives will be less than $0.1 million for each of the next five years with the remaining $0.9 million amortized to expense in 2027 and beyond.

NOTE 4: FAIR VALUE MEASUREMENTS

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$868	$868	$—	$—
Repurchase agreements	40,000	—	40,000	—
Investment in iECURE	2,576	—	—	2,576
	$43,444	$868	$40,000	$2,576

Liabilities:
Final payment fee	$199	$—	$199	$—
	$199	$—	$199	$—

December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Money market funds	$12	$12	$—	$—
Investment in iECURE	3,091	—	—	3,091
	$3,103	$12	$—	$3,091

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses and other current liabilities, approximate their respective fair values due to their short-term nature.

Cash Equivalents

As of December 31, 2022, the Company held cash equivalents which are composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. As of December 31, 2021, the Company held an insignificant amount of cash equivalents which were composed of investments in money market funds. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets. Investments in repurchase agreements are classified within Level 2 of the fair value hierarchy as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE issued the Company common stock in iECURE (the “iECURE equity”) as additional consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases (the “PCSK9 license”). On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the year ended December 31, 2022, the Company recorded a $0.5 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity raise in such period.

The Company classifies the iECURE equity within Level 3 of the fair value hierarchy as the assessed fair value was based on significant unobservable inputs given iECURE equity is not traded on a public exchange. For additional discussion of accounting for the iECURE Development and License agreement (as defined below) and the iECURE Equity Issuance Agreement (as defined below), refer to Note 10, “Collaboration and License Agreements.”

Final Payment Fee

The Company is required to pay a final payment fee upon maturity of the Revolving Line. The final payment fee was determined to be a derivative under ASC 815, therefore these fees were initially measured at fair value and recorded as debt discount to be amortized to interest expense over the term of the Revolving Line. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). During the year ended December 31, 2022 adjustments to the carrying value of the final payment fee resulted in less than $0.1 million of income recorded to change in fair value in the consolidated statement of operations.

The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value was based on observable market inputs including the Company’s current borrowing rate on the Revolving Line. The final payment fee is included in the other noncurrent liabilities within the consolidated balance sheet as of December 31, 2022.

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the year ended December 31, 2022 (in thousands):

Investment in iECURE
Balance December 31, 2021	$3,091
Acquisitions	—
Losses included in earnings	(515)
Dispositions	—
Balance December 31, 2022	$2,576

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

In December 2021, the Company borrowed $2.5 million under the Revolving Line to pay all outstanding principal on the Elo Loan. In May 2022, the Company borrowed an additional $20.0 million under the Revolving Line. As of December 31, 2022, $22.5 million was outstanding under the Revolving Line and the unamortized Revolving Line debt discount balance was $0.3 million. As of December 31, 2022, the stated interest rate on the Revolving Line was 8.25% and the effective interest rate was 9.27%.

NOTE 6: COMMITMENTS AND CONTINGENCIES

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

Regulatory and Commercial Milestones

Management assessed the likelihood of each of the regulatory and commercial milestones included in the Program Purchase Agreement in accordance with ASC 450, Contingencies (“ASC 450”). If the assessment of a contingency indicates that it is probable that the milestone will be achieved and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated balance sheets. Accordingly, a $10.0 million financial contract liability was accrued in the year ended December 31, 2021 and is included in the consolidated balance sheets as of December 31, 2022 and December 31, 2021.

Product Partnering Transaction Consideration Due to Servier

Per the terms of the Program Purchase Agreement, should the Company enter into a product partnering transaction with respect to any of the targets previously nominated by Servier, the Company will pay Servier a percentage of the proceeds received. In accordance with ASC 450, management concluded that the amount of proceeds due to Servier as a result of a future product partnering transaction, if any, cannot be reasonably estimated as of the date of this Annual Report on Form 10-K. As such, no contingency for this provision was included in the consolidated financial statements as of December 31, 2022 or December 31, 2021.

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

The elements of lease expense were as follows:

	For the Years Ended December 31,
(in thousands)	2022	2021
Lease Cost
Operating lease cost	$1,644	$1,951
Short-term lease cost	563	342
Variable lease cost	746	1,131
Total Lease Cost	$2,953	$3,424

Other Information
Operating cash flows used for operating leases	2,264	2,649
Operating lease liabilities arising from obtaining right-of-use assets	—	—

Operating Leases
Weighted average remaining lease term (in years)	2.9	3.7

Operating Leases
Weighted average discount rate	7.7%	7.8%

Future lease payments under non-cancelable operating leases with terms of greater than one year as of December 31, 2022, were as follows:

(in thousands)	December 31, 2022
2023	$2,323
2024	1,594
2025	529
2026	545
2027	372
Total lease payments	5,363
Less: imputed interest	550
Total operating lease liabilities	$4,813

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

NOTE 7: STOCKHOLDERS’ EQUITY

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

NOTE 8: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of December 31, 2022 there were 1,932,584 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 8,841,134 stock options and 3,419,830 restricted stock units ("RSUs") outstanding as of December 31, 2022.

The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of December 31, 2022, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 6,589,999 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of December 31, 2022, 231,039 shares were available to be issued under the 2019 Plan.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of December 31, 2022, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 1,647,499 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2022, we had issued 447,787 shares under the 2019 ESPP. As of December 31, 2022, 1,724,712 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of $0.2 million and $0.3 million during the years ended December 31, 2022 and December 31, 2021, respectively.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 9,000,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of December 31, 2022, 5,827,204 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 2,949,134 stock options and 199,454 RSUs outstanding as of December 31, 2022.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2022	2021
Employee	$15,921	$14,963
Nonemployee	3,276	1,551
	$19,197	$16,514

Share-based compensation expense is included in the following line items in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$7,973	$9,101
General and administrative	11,224	7,413
	$19,197	$16,514

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Years Ended December 31,
	2022	2021
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	79.66%	73.02%
Weighted-average risk-free interest rate	2.57%	1.07%
Expected term of options (in years)	6.07	6.25
Weighted-average fair value per option	$1.86	$6.91

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

The following table summarizes activity in the Company’s stock option plans for the years ended December 31, 2021 and December 31, 2022 :

	Outstanding Option Shares	Weighted- Average Exercise Price
Balance as of December 31, 2020	10,544,270	7.88
Granted	2,831,025	10.62
Exercised	(1,997,700)	3.40
Forfeited/canceled	(1,457,281)	9.84
Balance as of December 31, 2021	9,920,314	9.28
Granted	6,713,764	2.69
Exercised	(335,439)	1.17
Forfeited/canceled	(2,575,787)	8.66
Balance as of December 31, 2022	13,722,852	6.37

The intrinsic value of stock options exercised was $0.7 million and $15.5 million during the years ended December 31, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2022, the Company granted 3,327,107 RSUs with a grant date fair value of $8.7 million. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the years ended December 31, 2021 and December 31, 2022:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2020	—	—
Granted	849,780	11.30
Forfeited	(76,277)	11.34
Vested	—	—
Unvested RSUs as of December 31, 2021	773,503	11.29
Granted	3,327,107	2.62
Forfeited	(193,003)	7.14
Vested	(288,323)	11.21
Unvested RSUs As of December 31, 2022	3,619,284	3.55

There was approximately $31.5 million of total unrecognized compensation cost related to unvested stock options and RSUs as of December 31, 2022, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes certain information about stock options granted under the stock option plans which are vested or expected to vest as of December 31, 2022 and December 31, 2021.

Years Ended December 31,		Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
2022	Expected to be exercisable	13,722,852	7.77	$6.37
2022	Currently exercisable	5,289,519	5.84	$9.19
2021	Expected to be exercisable	9,920,314	7.47	$9.28
2021	Currently exercisable	4,840,006	6.09	$8.83

The following table summarizes certain information about stock options outstanding under the stock option plans for the years ended December 31, 2022 and December 31, 2021, respectively:

Year Ended December 31, 2022
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$0.02 - $1.55	2,027,527	7.82	616,558
$1.68 - $3.34	2,441,283	9.35	5,842
$4.08 - $4.56	2,219,603	9.07	1,424
$5.67 - $9.69	3,529,976	6.98	2,095,318
$10.17 - $16.00	3,504,463	6.61	2,570,377
	13,722,852		5,289,519

Year Ended December 31, 2021
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$0.02 - $1.20	878,460	4.28	878,460
$5.67-$6.31	1,330,901	8.18	477,574
$6.45 - $9.79	3,025,794	8.56	1,010,298
$10.17-$12.52	2,828,331	7.36	1,237,568
$12.60-$16.00	1,856,828	6.88	1,236,106
	9,920,314		4,840,006

NOTE 9: RETIREMENT PLAN

In January 2011, the Company established a defined contribution 401(k) retirement savings plan (the “Retirement Plan”) to all full-time employees. Employee contributions to the Retirement Plan can be 100% of annual compensation up to the prescribed annual maximum under the Internal Revenue Code. Administrative fees of less than $0.1 million were paid by the Company for the years ended December 31, 2022 and December 31, 2021.

The Retirement Plan includes a safe-harbor matching employer contribution equal to 100% of participants’ deferral contributions up to 4%. The Company made contributions of $0.9 million and $1.0 million to the Retirement Plan during the years ended December 31, 2022 and December 31, 2021, respectively. Retirement plan contributions made by the Company are recorded to research and development expense and general and administrative expense as incurred and are included in the consolidated statement of operations.

NOTE 10: COLLABORATION AND LICENSE AGREEMENTS

Collaboration and License Agreement with Novartis

On June 14, 2022, the Company entered into a collaboration and license agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”), which became effective on June 15, 2022 (the “Novartis Effective Date”), to collaborate to discover and develop in vivo gene editing products incorporating our custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain diseases (as defined in the Novartis Agreement, the “Licensed Products”). Any initial Licensed Products will be developed for the potential treatment of certain hemoglobinopathies, including sickle cell disease and beta thalassemia.

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

In July 2022, the Company received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date, Novartis made an equity investment in the Company’s common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, the Company issued and sold to Novartis 12,407,440 shares of the Company’s common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $2.01 per share. The price per share of the Company’s common stock under the Novartis Stock Purchase Agreement represented a 20% premium over the volume-weighted-average-price of the Company’s common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement. Management concluded that the Novartis Stock Purchase Agreement was to be combined with the Novartis Agreement for accounting purposes. Of the total $75.0 million upfront compensation, the Company applied equity accounting guidance to measure the $11.6 million recorded in equity upon the issuance of the shares, and $63.4 million was identified as transaction price allocated to the revenue arrangement.

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

During the year ended December 31, 2022, the Company recognized revenue under the Novartis Agreement of $9.5 million. Deferred revenue related to the Novartis Agreement amounted to $54.2 million as of December 31, 2022, of which $27.9 million, was included in current liabilities within the consolidated balance sheets.

Development and License Agreement with Eli Lilly

On November 19, 2020, the Company entered into a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (as amended, the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating the Company’s ARCUS nucleases to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. Lilly has initially nominated Duchenne muscular dystrophy, a liver-directed target and a central nervous system directed target. Under the terms of the Development and License Agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years. Lilly may extend the nomination period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Additionally, under the terms of the Lilly Agreement, Lilly has the option to replace up to two gene targets upon Lilly’s election and payment of a replacement target fee. Under the terms of the Lilly Agreement, Lilly received an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Lilly Agreement provides that the Company will be responsible for conducting certain pre-clinical research and investigational new drug application (“IND”) enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage the Company for additional clinical and/or initial commercial manufacture of licensed products.

In connection with the closing of the Lilly Agreement on January 6, 2021, the Company received an upfront cash payment of $100.0 million. The Company will also be eligible to receive milestone payments of up to an aggregate of $420.0 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, the Company will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Lilly’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product. Simultaneously with the entry into the Lilly Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Lilly Share Purchase Agreement”), pursuant to which Lilly purchased 3,762,190 shares of the Company’s common stock for a purchase price of $35.0 million. Management concluded that the Lilly Share Purchase Agreement was to be combined with the Lilly Agreement for accounting purposes. Of the total $135.0 million upfront compensation, the Company applied equity accounting guidance to measure the $27.7 million recorded in equity upon the issuance of the shares, and $107.3 million was identified as the transaction price allocated to the revenue arrangement.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the promises in the agreement represent transactions with a customer. The Company has determined that the promises associated with the research and development activities for each of the targets are not distinct because they are all based on the ARCUS proprietary genome editing platform. The Company has concluded that the agreement with Lilly contains the following promises: (i) license of intellectual property; (ii) performance of R&D services, (iii) the manufacture of pre-clinical supply, (iv) JSC Participation, and (v) regulatory responsibilities. The Company determined that the license of intellectual property, R&D services, manufacture of pre-clinical development material, and regulatory responsibilities were not distinct from each other, as the license, R&D services, pre-clinical supply, and regulatory responsibilities are highly interdependent upon one another. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. As such, the Company determined that these promises should be combined into a single performance obligation.

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

During the years ended December 31, 2022 and 2021, the Company recognized revenue under the Lilly Agreement of $15.6 million and $21.0 million, respectively. Deferred revenue related to the Lilly Agreement amounted to $74.8 million and $88.3 million as of December 31, 2022 and December 31, 2021, respectively, of which $18.3 million and $21.2 million, respectively, was included in current liabilities within the consolidated balance sheets.

Development and License Agreement with iECURE

In August 2021, the Company entered into a development and license agreement with iECURE (the “iECURE Development and License Agreement”) under which iECURE was to advance the Company’s PBGENE-PCSK9 candidate through the Phase 1 clinical trial in order to gain access to Precision’s PCSK9-directed ARCUS nuclease to develop four other pre-specified gene editing therapies for rare genetic diseases (the “iECURE Agreement”). In conjunction with the iECURE Agreement, the Company also granted iECURE a license to use its PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four other pre-specified rare genetic diseases, including ornithine transcarbamylase (“OTC”) deficiency, Citrullinemia Type 1 (“CTLN1”), Phenylketonuria (“PKU”), and another program focused on liver disease. Simultaneously with the entry into the iECURE Agreement, the Company and iECURE entered into an Equity Issuance Agreement (the “iECURE Equity Issuance Agreement”), pursuant to which iECURE issued the Company common stock in iECURE as additional consideration for the PCSK9 license. Management concluded that the iECURE Equity Issuance Agreement was to be combined with the iECURE Development and License Agreement (together, the “iECURE Agreements”) for accounting purposes. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

The fair value of the iECURE equity at inception of the iECURE agreements was assessed to be $0.5 million and was initially recorded to the investment in equity securities line item of the consolidated balance sheets. As further discussed in Note 4, Fair Value Measurements, on issuance, Management elected to account for the iECURE equity at fair value under ASC 825. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the year ended December 31, 2022, the Company recorded a $0.5 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity raise in such period. The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through the Phase 1 clinical trial (the “PCSK9 Prepaid”) was assessed to be $17.4 million and was recorded to the prepaid expenses and other assets line items of the consolidated balance sheets. The PCSK9 Prepaid was amortized to research and development expense on a pro-rata basis as iECURE incurred costs to progress the PBGENE-PCSK9 candidate through the Phase 1 clinical trial.

As further discussed in Note 11, Impairment Charges, the remaining unamortized PCSK9 Prepaid was fully impaired during the year ended December 31, 2022 as the Company made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as its partner. Accordingly, there was no PCSK9 Prepaid balance as of December 31, 2022. As of December 31, 2021, the remaining balance of the PCSK9 Prepaid was $13.0 million, which was included in the prepaid expenses and other assets line items of the consolidated balance sheets in the amounts of $10.4 million and $2.6 million, respectively.

During the year ended December 31, 2022, the Company recognized no revenue under the iECURE agreements. During the year ended December 31, 2021, the Company recognized $17.9 million of revenue under the iECURE agreements. During the years ended December 31, 2022 and 2021, the Company recognized $2.1 million and $4.4 million of research and development expense related to amortization of the PCSK9 Prepaid.

Development and Commercial License Agreement with Servier

The Company has developed certain allogeneic CAR T candidates, including PBCAR0191 and the stealth cell PBCAR19B, each targeting CD19, as well as four additional product targets under the Servier Agreement. Pursuant to the terms of the Program Purchase Agreement, the Company regained full global rights to research, develop, manufacture and commercialize products resulting from such programs, with sole control over all activities. Additionally, per the terms of the Program Purchase Agreement the Company does not have an obligation to continue development of the four additional product targets under the Servier Agreement. With respect to products directed to CD19, Servier has certain rights of negotiation, which may be exercised during a specified time period if the Company elects to initiate a process or entertain third party offers for partnering such products.

Pursuant to the terms of the Program Purchase Agreement, the Company made a payment of $1.25 million in cash to Servier and agreed to waive earned milestones totaling $18.75 million that would have been otherwise payable to the Company. The Program Purchase Agreement also requires the Company to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product, and a low- to mid-single-digit percentage royalty (subject to certain reductions) based on net sales of approved products, if any, resulting from any continued development and commercialization of the programs by the Company, for a period not to exceed ten years after first commercial sale of the applicable product in the United States or certain countries in Europe. If the Company enters into specified product partnering transactions, the Program Purchase Agreement requires the Company to pay to Servier a portion of certain consideration received pursuant to such product partnering transactions in lieu of the foregoing milestones (with the exception of a one-time clinical phase development milestone) and royalties. For additional discussion of accounting for payment obligations arising from the Program Purchase Agreement, refer to Note 6, Commitments and Contingencies.

The Company did not recognize any revenue under the Servier Agreement during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recognized revenue under the Servier Agreement of approximately $72.9 million. The Company did not have deferred revenue related to the Servier Agreement as of December 31, 2022 or December 31, 2021.

NOTE 11: IMPAIRMENT CHARGES

During the twelve months ended December 31, 2022, the Company recorded impairment charges of $10.8 million related to the PCSK9 Prepaid as the Company made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as its partner. The impairment charge represents the remaining unamortized balance of the PCSK9 Prepaid.

During the twelve months ended December 31, 2022, the Company recorded intangible asset impairment charges of $0.6 million related to licensed technology rights that are no longer in use. As these licensed technology rights are no longer in use by the Company, the impairment charge represents the remaining unamortized balance of the intangibles.

NOTE 12: ELO TRANSACTION

In December 2021, the Company and its then wholly owned subsidiary, Elo Life Systems, Inc., entered into an agreement with a syndicate of investors, pursuant to which the Company contributed substantially all of the assets of Elo Life Systems, Inc. to a newly formed entity (the “Elo Transaction”). In connection with the Elo Transaction, the Company granted the newly formed entity ("New Elo") an exclusive license to certain of the Company’s intellectual property for use in non-medical applications with respect to plants, farm animals and certain other organisms. In addition, all of the Company’s employees in its former food segment, including its management, became employees of New Elo.

Investment in New Elo

As partial consideration for the assets contributed and license granted by the Company to New Elo, the Company received Common Stock in New Elo. Upon the closing of the Elo Transaction, the Company owned approximately 55% of New Elo's voting shares. It was determined that the noncontrolling shareholders of New Elo have substantive rights to participate in the financial and operating decisions of New Elo. As such, it was determined that the Company does not possess control over New Elo or have significant decision-making authority. Accordingly, New Elo was not consolidated in the Company’s financial statements. However, it was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of New Elo. As such, the Company accounts for its investment in New Elo under the equity method.

In the year ended December 31, 2022, New Elo issued additional shares to a syndicate of investors (the "New Elo Issuance") that diluted the Company's ownership to 37% of New Elo's voting shares. Prior to the New Elo Issuance, the Company's Investment in New Elo had no carrying value as the cumulative proportionate share of New Elo's net loss exceeded the initial carrying value of the Investment in New Elo. Accordingly, the Company recorded a gain of $4.7 million in the year ended December 31, 2022 as a result of the increase in the Company's proportionate share of New Elo's net assets.

The Company’s proportionate share of New Elo’s net loss for the year ended December 31, 2022 was $6.3 million. The Company’s proportionate share of New Elo’s net income for the year ended December 31, 2021 was $0.2 million.

The following represents a reconciliation of the Company's Investment in New Elo for the year ended December 31, 2022:

(in thousands)	Investment in New Elo
Balance as of December 31, 2021	$3,751
Gain from New Elo Issuance	4,743
Proportionate share of New Elo losses	(6,322)
Balance as of December 31, 2022	$2,172

Note Receivable

As partial consideration for the assets contributed and license granted by the Company to New Elo, the Company received a $10.0 million promissory note payable from New Elo (the “Note Receivable”). The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the New Elo’s Amended and Restated Certificate of Incorporation). The Note accrues interest at 2.00% per annum and is payable annually in December.

As of December 31, 2022, the carrying value of the Note Receivable was $7.2 million. The $2.8 million discount on the Note Receivable will be amortized to interest income over the life of the Note.

Gain on Deconsolidation of Subsidiary

The $6.0 million gain on deconsolidation of subsidiary recorded in the year ended December 31, 2021 was determined based on the difference between the $4.4 million book value of the net assets that the Company contributed to New Elo and the $10.4 million combined fair value of the Note and the Company’s ownership in New Elo as of December 17, 2021.

NOTE 13: INCOME TAXES

The Company recorded no federal or state income tax expense and due to the operating losses incurred for the years ended December 31, 2022 and December 31, 2021.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Noncurrent deferred tax assets:
Net operating loss carryforwards	$36,457	$41,162
Contribution carryforwards	48	48
Lease liability	1,120	1,526
Deferred revenue	30,022	20,294
Capitalized R&D costs	15,893	—
Other assets	14,279	11,647
Tax credits	24,721	20,942
Less: valuation allowance	(121,372)	(94,071)
Total deferred tax assets, noncurrent	1,168	1,548

Noncurrent deferred tax liability:
Investments and other	476	587
Right of use asset	692	961
Total deferred tax liabilities, noncurrent	1,168	1,548
Net deferred tax assets	$—	$—

As of December 31, 2022 and December 31, 2021, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. The net increase in the valuation allowance for the year ended December 31, 2022 of $27.3 million is comprised of an increase in the valuation allowance recorded against the deferred tax assets, primarily related to tax credits and net operating loss ("NOL") carryforwards for the year.

The reasons for the difference between actual income tax benefit for the years ended December 31, 2022 and December 31, 2021 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows (in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	% of Pre-Tax Loss	Amount	% of Pre-Tax Loss
Income tax expense at statutory rate	$(23,444)	21.0%	$(6,677)	21.8%
State income taxes, net of federal tax benefit	(250)	0.2%	(634)	2.1%
Non-deductible expenses	33	0.0%	121	(0.4%)
Stock compensation - nondeductible	599	(0.5%)	(2,094)	6.8%
Stock compensation - forfeitures	2,233	(2.0%)	—	0.0%
R&D and orphan drug credits	(3,790)	3.4%	(5,239)	17.1%
Other	314	(0.3%)	567	(1.9%)
Change in state tax rate	(3,004)	2.7%	(843)	2.8%
Change in valuation allowance	27,309	(24.5%)	14,799	(48.3%)
Income tax (benefit) expense	$—	0.0%	$—	0.0%

As of December 31, 2022, the Company had federal and state NOL carryforwards of approximately $159.5 million and $119.1 million respectively. As of December 31, 2021, the Company had federal, state, and foreign NOL carryforwards of approximately $181.0 million, $122.2 million, and $0.4 million, respectively. The tax benefit recognized in 2022 related to NOL carryforwards was approximately $4.4 million.

The federal NOL carryforward million carries forward indefinitely. The state NOL carryforwards begin to expire in 2027. As of December 31, 2022, the Company had federal and state R&D tax credits of $13.2 million and an amount less than $0.1 million, which begin to expire in 2027 and 2030, respectively. As of December 31, 2021, the Company had federal and state tax R&D credits of $11.4 million and an amount less than $0.1 million. As of December 31, 2022 and December 31, 2021, the Company had federal

Orphan Drug credits of $11.6 million and $9.5 million, respectively, which begin to expire in 2038. As of December 31, 2022 and December 31, 2021, the Company had federal contribution carryforwards of $0.2 million which began to expire in 2022.

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

The Company reflects in the accompanying consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only if it is considered ‘more-likely-than-not’ that the position taken will be sustained by the appropriate taxing authority. As of December 31, 2022 and December 31, 2021, the Company had no unrecognized income tax benefits. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2022 and December 31, 2021, the Company had no such accruals.

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

The TCJA of 2017 subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in years ends December 31, 2021 or December 31, 2021 and therefore, no GILTI tax has been recorded for the years then ended.

NOTE 14: NET LOSS PER SHARE

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect of inclusion would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	Years Ended December 31,
	2022	2021
Net loss (in thousands)	$(111,637)	$(30,602)
Weighted average shares outstanding - basic and diluted	87,898,498	58,688,102
Net loss per share - basic and diluted	(1.27)	(0.52)

The following weighted-average common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Years Ended December 31,
	2022	2021
Unvested Restricted Stock Units	2,199,013	430,026
Stock Options	2,376,666	4,626,930
Unsettled ESPP Contributions	61,337	12,550
Total common stock equivalents excluded from diluted net loss per share	4,637,016	5,069,506

NOTE 15: SEGMENT REPORTING

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