Form 10-Q
period 2023-03-31
PRECISION BIOSCIENCES INC
filed 2023-05-09
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 113,793,338 shares of common stock, $0.000005 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, use and development of Licensed Products (as defined herein), planned preclinical studies and clinical trials, or discontinuance thereof, the status and results of our preclinical and clinical studies, including, the potential of our product candidates, if approved, to become best-in-class or first-in-class, expected release of interim data, expectations regarding our allogeneic chimeric antigen receptor T cell immunotherapy product candidates, expectations regarding the use and effects of ARCUS, including in connection with in vivo genome editing, collaborations and potential new partnerships or alternative opportunities for our product candidates, capabilities of our manufacturing facility, potential new application filings and regulatory approvals, research and development costs, timing, expected results and likelihood of success, plans and objectives of management for future operations, as well as the impact of the COVID-19 pandemic and variants thereof may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•
effects of tax rules;
•
effects of any pandemic, epidemic, or outbreak of an infectious disease;
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

Part I. Financial information

Item 1. Financial Statements.

Precision Biosciences, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$158,132	$189,576
Accounts receivable	694	720
Prepaid expenses	8,424	7,552
Other current assets	1,767	1,257
Total current assets	169,017	199,105
Property, equipment, and software—net	18,591	20,190
Intangible assets—net	1,525	1,348
Right-of-use assets—net	2,649	2,974
Investment in equity securities	1,807	2,576
Equity method investment	831	2,172
Note receivable—net	7,328	7,234
Other assets	2,754	2,570
Total assets	$204,502	$238,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$701	$1,225
Accrued compensation	1,954	6,259
Accrued clinical and research and development expenses	2,430	3,206
Deferred revenue	38,268	46,192
Lease liabilities	2,094	2,037
Other current liabilities	1,412	745
Total current liabilities	46,859	59,664
Deferred revenue	82,764	82,872
Lease liabilities	2,233	2,776
Long term debt—net	22,270	22,223
Contract liabilities	10,000	10,000
Other noncurrent liabilities	199	201
Total liabilities	164,325	177,736
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 113,149,893 shares issued and 112,339,421 shares outstanding as of March 31, 2023; 111,774,507 shares issued and 110,964,035 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	494,500	489,696
Accumulated deficit	(453,372)	(428,312)
Treasury stock	(952)	(952)
Total stockholders’ equity	40,177	60,433
Total liabilities and stockholders’ equity	$204,502	$238,169

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$8,780	$3,317
Operating expenses
Research and development	22,158	19,972
General and administrative	11,086	10,680
Total operating expenses	33,244	30,652
Operating loss	(24,464)	(27,335)
Other income (expense):
Loss from equity method investment	(1,341)	(952)
Change in fair value of equity investment	(769)	—
Interest expense	(522)	(42)
Interest income	2,043	172
Loss on disposal of assets	(7)	(11)
Total other expense	(596)	(833)
Net loss	$(25,060)	$(28,168)

Net loss per share - basic and diluted	$(0.23)	$(0.46)
Weighted-average shares of common stock outstanding - basic and diluted	111,301,409	61,031,775

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- December 31, 2021	61,712,577	$—	$408,795	$(316,675)	$(952)	$91,168
Stock option exercises	233,001	—	340	—	—	340
Issuance of common stock under employee stock purchase plan	78,060	—	282	—	—	282
Share-based compensation expense	—	—	4,390	—	—	4,390
Proceeds from issuance of common stock, net of issuance cost	561,405	—	1,647	—	—	1,647
Net loss	—	—	—	(28,168)	—	(28,168)
Balance- March 31, 2022	62,585,043	$—	$415,454	$(344,843)	$(952)	$69,659

Balance- December 31, 2022	111,774,507	$1	$489,696	$(428,312)	$(952)	60,433
Stock option exercises	51,492	—	30	—	—	30
Issuance of common stock under employee stock purchase plan	280,196	—	266	—	—	266
Share-based compensation expense	—	—	4,092	—	—	4,092
Restricted stock units vested	503,214	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance cost	540,484	—	416	—	—	416
Net loss	—	—	—	(25,060)	—	(25,060)
Balance- March 31, 2023	113,149,893	$1	$494,500	$(453,372)	$(952)	$40,177

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(25,060)	$(28,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,953	1,968
Share-based compensation	4,092	4,390
Loss on disposal of assets	7	11
Non-cash interest expense	213	17
Amortization of right-of-use assets	325	288
Change in fair value of equity investment	769	—
Loss from equity method investment	1,341	952
Amortization of discount on note receivable	(94)	(87)
Changes in operating assets and liabilities:
Prepaid expenses	(872)	374
Accounts receivable	26	—
Other assets and other current assets	(571)	171
Accounts payable	(559)	(374)
Other liabilities and other current liabilities	(4,516)	(5,150)
Deferred revenue	(8,032)	(2,830)
Lease liabilities	(486)	(434)
Net cash used in operating activities	(31,464)	(28,872)
Cash flows used in investing activities:
Purchases of property, equipment and software	(521)	(818)
Purchases of intangible assets	(200)	—
Net cash used in investing activities	(721)	(818)
Cash flows provided by financing activities:
Proceeds from stock option exercises	30	340
Proceeds from employee stock purchase plan	266	282
Proceeds from offering of common stock, net of issuance costs	445	1,627
Net cash provided by financing activities	741	2,249
Net decrease in cash and cash equivalents	(31,444)	(27,441)
Cash and cash equivalents—beginning of period	189,576	143,663
Cash and cash equivalents —end of period	$158,132	$116,222

Supplemental disclosures of noncash activities:
Property, equipment and software additions included in accounts payable and other current liabilities	$43	$74
Cash paid for interest	$464	$32
Unsettled at-the-market issuances of common stock included in other current assets	—	$217

See notes to condensed financial statements

Precision BioSciences, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

Since its inception, the Company has devoted substantially all of its efforts to research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing its intellectual property portfolio and providing general and administrative support for these operations. The Company is subject to a number of risks similar to those of other companies conducting early-stage research and development of product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, obtain regulatory approval of its products, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements and notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 9, 2023.

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of March 31, 2023 and condensed results of operations for the three months ended March 31, 2023 and 2022 and the condensed cash flows for the three months ended March 31, 2023 and 2022, have been made. The Company’s condensed results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the three months ended March 31, 2023, the Company recorded cumulative catch up adjustments on its contracts with customers that decreased revenue recognition by $1.7 million; the cumulative catch-up adjustments resulted from a change in total estimated effort required to satisfy performance obligations. During the three months ended March 31, 2023, the Company recorded $8.7 million in revenue that was included in deferred revenue as of December 31, 2022.

Invoices issued as stipulated in contracts prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in the accompanying condensed balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in the other current assets line item in the accompanying condensed balance sheets.

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

For additional discussion of accounting for collaboration revenues, see Note 6, Collaboration and License Agreements.

NOTE 2: FAIR VALUE MEASUREMENTS

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

March 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$22	$22	$—	$—
Repurchase agreements	—	—	—	—
Investment in iECURE	1,807	—	—	1,807
	$1,829	$22	$—	$1,807

Liabilities:
Final payment fee	$199	$—	$199	$—
	$199	$—	$199	$—

December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$868	$868	$—	$—
Repurchase agreements	40,000	—	40,000	—
Investment in iECURE	2,576	—	—	2,576
	$43,444	$868	$40,000	$2,576

Liabilities:
Final payment fee	$199	$—	$199	$—
	$199	$—	$199	$—

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of March 31, 2023 the Company held an insignificant amount of cash equivalents which were composed of investments in money market funds. As of December 31, 2022, the Company held cash equivalents which were composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets. Investments in repurchase agreements are classified within Level 2 of the fair value hierarchy as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE issued the Company common stock in iECURE (the “iECURE equity”) as additional consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases. On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the three months ended March 31, 2023, the Company recorded a $0.8 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity issued in such period.

The Company classifies the iECURE equity within Level 3 of the fair value hierarchy as the assessed fair value was based on significant unobservable inputs given iECURE equity is not traded on a public exchange.

Final Payment Fee

The Company is required to pay a final payment fee upon maturity of the Revolving Line (as defined in Note 3, Debt, below). The final payment fee was determined to be a derivative under ASC 815, therefore these fees were initially measured at fair value and recorded as debt discount to be amortized to interest expense over the term of the Revolving Line. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no assessed change in fair value of the final payment fee during the three months ended March 31, 2023.

The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the Company’s current borrowing rate on the Revolving Line. The final payment fee is included in the other noncurrent liabilities within the condensed balance sheet as of March 31, 2023 and December 31, 2022.

NOTE 3: DEBT

Revolving Line

Pursuant to the terms of the loan and security agreement with Pacific Western Bank ("PWB") the Company may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million (as amended from time to time, the “Revolving Line”) at an interest rate equal to the greater of (a) 0.75% above the Prime rate (as defined in the Revolving Line) and (b) 4.25%. As of March 31, 2023, the stated interest rate on the Revolving Line was 8.75% and the effective interest rate was 9.77%.

The Revolving Line maturity date is June 23, 2024 and all outstanding principal amounts are due upon maturity. The Company must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

As of March 31, 2023 and December 31, 2022, $22.5 million in borrowings were outstanding under the Revolving Line and the unamortized debt discount balance was $0.2 million and $0.3 million, respectively.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to various legal matters and claims in the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, in the opinion of management, there are currently no such known matters that will have a material effect on the financial condition, results of operations or cash flows of the Company.

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

The Program Purchase Agreement requires the Company to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product. Management assessed the likelihood of each of the regulatory and commercial milestones included in the Program Purchase Agreement in accordance with ASC 450, Contingencies (“ASC 450”). If the assessment of a contingency indicates that it is probable that the milestone will be achieved and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed financial statements. Accordingly, a $10.0 million financial contract liability is included in the condensed balance sheets as of March 31, 2023 and December 31, 2022 for estimated contingent liabilities payable pursuant to the Program Purchase Agreement.

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

Future lease payments under non-cancelable operating leases with terms of greater than one year as of March 31, 2023, were as follows:

(in thousands)	March 31, 2023
2023 (excluding the three months ended March 31, 2023)	$1,751
2024	1,594
2025	529
2026	545
2027	372
Total lease payments	4,791
Less: imputed interest	464
Total operating lease liabilities	$4,327

Supply Agreements

The Company enters into contracts in the normal course of business with contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials and contract research organizations (“CROs”) for clinical trial services. These agreements provide for termination at the request of either party with less than one-year notice and are, therefore, cancelable contracts and, if canceled, are not anticipated to have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

NOTE 6: COLLABORATION AND LICENSE AGREEMENTS

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

During the three months ended March 31, 2023, the Company recognized revenue under the Novartis Agreement of $5.9 million. Deferred revenue related to the Novartis Agreement amounted to $48.6 million and $54.2 million as of March 31, 2023 and December 31, 2022, respectively, of which $20.7 million and $27.9 million, respectively, was included in current liabilities within the condensed balance sheets.

Development and License Agreement with Eli Lilly

On November 19, 2020, the Company entered into a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (as amended, the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating the Company’s ARCUS nucleases to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. The Lilly Agreement was subsequently assigned to Prevail, a wholly-owned subsidiary of Lilly. Lilly has initially nominated Duchenne muscular dystrophy, a liver-directed target and a central nervous system directed target. Under the terms of the Development and License Agreement, Lilly has the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years. Lilly may extend the nomination period for an additional two years from the date on which such initial Nomination Period ends, upon Lilly’s election and payment of an extension fee. Additionally, under the terms of the Lilly Agreement, Lilly has the option to replace up to two gene targets upon Lilly’s election and payment of a replacement target fee. Under the terms of the Lilly Agreement, Lilly received an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Lilly Agreement provides that the Company will be responsible for conducting certain pre-clinical research and investigational new drug application (“IND”) enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage the Company for additional clinical and/or initial commercial manufacture of licensed products.

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

During the three months ended March 31, 2023 and 2022, the Company recognized revenue under the Lilly Agreement of $2.9 million and $3.3 million, respectively. Deferred revenue related to the Lilly Agreement amounted to $72.5 million and $74.8 million as of March 31, 2023 and December 31, 2022, respectively, of which $17.6 million and $18.3 million, respectively, was included in current liabilities within the condensed balance sheets.

Development and License Agreement with iECURE

In August 2021, the Company entered into a development and license agreement with iECURE (the “iECURE DLA”) under which iECURE was to advance the Company’s PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in order to gain access to a license to use the Company's PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases, including ornithine transcarbamylase (“OTC”) deficiency (the "PCSK9 License"). Simultaneously with the entry into the iECURE DLA, the Company and iECURE entered into an equity issuance agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued the Company common stock in iECURE as additional consideration for the PCSK9 license. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

The Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the three months ended March 31, 2023, the Company recorded a $0.8 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity issued in such period.

The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through the Phase 1 clinical trial (the “PCSK9 Prepaid”) was recorded to the prepaid expenses and other assets line items of the condensed balance sheets. The PCSK9 Prepaid was amortized to research and development expense on a pro-rata basis as iECURE incurred costs to progress the PBGENE-PCSK9 candidate through a Phase 1 clinical trial. During the three months ended March 31, 2022, the Company recognized $0.7 million of research and development expense related to amortization of the PCSK9 Prepaid. The remaining unamortized PCSK9 Prepaid was fully impaired during the year ended December 31, 2022 as the Company made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia with iECURE as its partner in December 2022. Accordingly, there was no PCSK9 Prepaid balance as of March 31, 2023 or December 31, 2022.

NOTE 7: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of March 31, 2023 there were 1,657,293 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 8,117,147 stock options and 6,781,318 restricted stock units ("RSUs") outstanding as of March 31, 2023.

The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of March 31, 2023, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 11,028,560 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of March 31, 2023, 1,752,684 shares were available to be issued under the 2019 Plan.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of March 31, 2023, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 2,757,139 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2023, we had issued 727,983 shares under the 2019 ESPP. As of March 31, 2023, 2,554,156 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of less than $0.1 million during the three months ended March 31, 2023 and 2022.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 9,000,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of March 31, 2023, 5,708,989 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 3,067,349 stock options and 199,454 RSUs outstanding as of March 31, 2023.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Employee	$3,555	$3,554
Nonemployee	537	836
	$4,092	$4,390

Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,266	$2,012
General and administrative	2,826	2,378
	$4,092	$4,390

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant using the following inputs:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	86.88%	78.74%
Weighted-average risk-free interest rate	3.83%	1.85%
Expected term of options (in years)	5.88	6.08
Weighted-average fair value per option	$0.84	$2.73

The expected volatility rates are estimated based on the actual volatility of a peer group comprising the Company and other comparable public companies over the expected term. The expected term represents the average time that stock options are expected to be outstanding. The Company does not have sufficient history of stock option exercises to estimate the expected term of employee stock options and thus utilizes a weighted-average value considering actual history and estimated expected term based on the midpoint of final vest date and expiration date. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected term of the option.

The following table summarizes activity in the Company’s stock option plans for the three months ended March 31, 2023:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2022	13,722,852	$6.37
Granted	159,097	1.13
Exercised	(51,492)	0.58
Forfeited/canceled	(988,668)	8.63
Balance as of March 31, 2023	12,841,789	$6.15

The intrinsic value of stock options exercised was less than $0.1 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively.

The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2023:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2022	3,619,284	$3.55
Granted	4,080,500	1.21
Forfeited	(215,798)	5.39
Vested	(503,214)	3.87
Unvested RSUs as of March 31, 2023	6,980,772	$2.10

There was approximately $29.6 million of total unrecognized compensation cost related to unvested stock options and RSUs as of March 31, 2023, which is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 8: Elo Transaction

On December 17, 2021, the Company and its then wholly owned subsidiary, Elo Life Systems, Inc., entered into an agreement with a syndicate of investors, pursuant to which the Company contributed substantially all of the assets of Elo Life Systems, Inc. to a newly formed entity (the “Elo Transaction”). In connection with the Elo Transaction, the Company granted the newly formed entity ("New Elo") an exclusive license to certain of the Company’s intellectual property for use in non-medical applications with respect to plants, farm animals and certain other organisms. As consideration for the assets contributed and license granted by the Company to New Elo, the Company received Common Stock in New Elo and a $10.0 million promissory note payable from New Elo (the "Note Receivable").

Investment in New Elo

It was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of New Elo. Accordingly, the Company accounts for its investment in New Elo under the equity method.

The Company owned approximately 37% of New Elo's voting shares as of March 31, 2023 and December 31, 2022. The Company’s proportionate share of New Elo’s net loss for the three months ended March 31, 2023 and 2022 was $1.3 million and $1.0 million, respectively.

Note Receivable

The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the New Elo’s Amended and Restated Certificate of Incorporation). The Note accrues interest at 2.00% per annum and is payable annually on December 17th.

As of March 31, 2023, the carrying value of the Note Receivable was $7.3 million. The $2.7 million discount on the Note Receivable will be amortized to interest income over the life of the Note.

NOTE 9: Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023 as the Company incurred losses for the three months ended March 31, 2023 and expects to continue to incur losses through the remainder of fiscal year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of March 31, 2023, the Company had no uncertain tax positions that required the establishment of a reserve.

NOTE 10: NET LOSS PER SHARE

The Company calculates basic net loss per share by dividing net loss for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of unvested RSUs, stock options and unsettled ESPP contributions that are outstanding during the period, except where such securities would be anti-dilutive. The Company’s diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2023 and 2022 given all potential shares of common stock are anti-dilutive as a result of the net loss for all reporting periods.

The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three Months Ended March 31,
	2023	2022
Net loss (in thousands)	$(25,060)	$(28,168)
Weighted-average common shares outstanding basic and diluted	111,301,409	61,031,775
Net loss per share, basic and diluted	$(0.23)	$(0.46)

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Unvested RSUs	6,599,596	1,183,013
Stock Options	263,816	1,416,330
Unsettled ESPP Contributions	25,733	3,870
Total common stock equivalents excluded from diluted net loss per share	6,889,145	2,603,213

NOTE 11: SEGMENT REPORTING

The Company has determined that the Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker (“CODM”) as the CEO makes decisions as it relates to allocation of resources and key market strategies. The CODM reviews financial information presented on an aggregated basis. Additionally, resource allocation and key market strategy decisions are made by the CODM based on aggregated results. As such, it was concluded that the Company operates as one segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in Part II. Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Precision” refer to Precision BioSciences, Inc.

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

Made from donor-derived T cells modified using our ARCUS genome editing technology, azer-cel recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers. Azer-cel is designed to avoid graft-versus-host disease, a significant complication associated with donor-derived, cell-based therapies. In June 2022, we provided an interim clinical update and outlined the opportunity for azer-cel for the growing CAR T relapsed patient population with aggressive lymphomas. As of the May 31, 2022 data cutoff, positive efficacy results, including high overall and complete response (“CR”) rates and duration of response, and an improved adverse event profile have been observed among evaluable CAR T relapsed subjects. This included six subjects who received azer-cel Dose Level (“DL”) 3 of 3 × 106 cells/kg with enhanced lymphodepletion of fludarabine 30 mg/m2/day × 4 days + cyclophosphamide 1000 mg/m2/day × 3 days (the “ASH 2021 Cohort”) and six subjects who received azer-cel DL4b, a flat dose of 500 × 106 cells, with reduced dose lymphodepletion of fludarabine 30 mg/m2/day × 4 days + cyclophosphamide 750 mg/m2/day × 3 days between January 2022 and May 2022 (the “ASCO 2022 Cohort”). Among 11 subjects evaluable for response, the program update reported efficacy results across both the ASH 2021 Cohort and ASCO 2022 Cohort, including a 100% (11/11) overall response rate (“ORR”) and 73% (8/11) CR rate. Six subjects were in ongoing response (up to 18+ months). In the ASH 2021 Cohort, 50% (3/6) of evaluable subjects had a response duration greater than six months. Among subjects treated with DL4b and reduced intensity lymphodepletion in the ASCO 2022 Cohort, a 100% CR rate was achieved among evaluable subjects (5/5). One subject was non-evaluable at the Day 28 assessment due to death from suspected fludarabine-associated neurotoxicity on Day 23. The subject had complete resolution of disease according to a CT scan on Day 21.

No Grade 3 or greater cytokine release syndrome was observed in either dosing cohort. One Grade 3 immune effector cell-associated neurotoxicity syndrome was recorded in each cohort that rapidly resolved to Grade 1 within 24 to 48 hours. Two Grade 5 events associated with late occurring encephalopathy suspected to be related to fludarabine-associated neurotoxicity occurred in the ASCO 2022 Cohort. There was no evidence of graft versus host disease in either cohort. Grade 3 or greater infections occurred less frequently in the ASCO 2022 Cohort with one out of six (17%) subjects compared to four out of six (67%) subjects in the ASH 2021 Cohort.

In January 2023, we announced we received FDA feedback that we believe signaled alignment with our proposed chemistry, manufacturing and controls ("CMC") plan for azer-cel. We intend to progress the Phase 1/2a clinical trial of azer-cel in adult subjects with non-Hodgkin lymphoma ("NHL") who have relapsed following autologous CAR T treatment. We plan to provide, in May 2023, a update on the expansion cohort as well as results from additional long-term follow up on the previously presented azer-cel cohorts. As of May 1, 2023, seven patients have been treated in the expansion/Phase 2a cohort with a lower dose lymphodepletion regimen, in addition to the 12 patients who were treated in previous cohorts.

PBCAR19B is a novel immune-evading stealth cell candidate employing a single-gene edit designed to knock-down beta-2 microglobulin in an effort to evade T cell rejection, while also inserting a human leukocyte antigen E transgene to further evade rejection from natural killer cells. As of the June 2022 program update, a flat dose of 270 million cells (DL1) following standard lymphodepletion of fludarabine 30 mg/m2/day × 3 days + cyclophosphamide 500 mg/m2/day × 3 days has been administered to three subjects with R/R diffuse large B-cell lymphoma. We are continuing to recruit patients in the PBCAR19B clinical program at DL2 (flat dose of 540 million cells) with the intent to complete the Phase 1 dose escalation in the earlier line NHL setting in 2023. We also expect to provide a program update on seven patients treated at Dose Level 2 in May 2023.

In vivo gene editing is complex and involves the delivery of ARCUS nucleases directly into a patient’s cells to treat disease at the level of the underlying DNA. We expect the development of in vivo therapies for genetic and infectious diseases to be a significant focus of our operations long-term. We believe these applications are particularly well suited to ARCUS because they require extremely low levels of off-target editing and efficient delivery. As a gene editing tool, we believe ARCUS can be differentiated by unique attributes which are designed for precise, specific, and versatile gene editing. By nature of its origin from a homing endonuclease, we believe ARCUS has the potential to be particularly applicable to gene insertion and complex edits designed for gene repair aimed at restoring function, as well as more simple gene knock outs. ARCUS is also unique in its relatively small size which potentially allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

We, along with partners, intend to continue to evaluate the ARCUS platform with regards to safety, on-target editing, gene insertion, complex gene edits, and compatibility with viral and non-viral delivery. We continue our in vivo gene editing collaboration with Prevail, a wholly-owned subsidiary of Eli Lilly and Company (“Lilly”), in applying ARCUS nucleases to three initial targets, including Duchenne muscular dystrophy ("DMD") in muscle, a central nervous system directed target, and a liver directed target.

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

Our PBGENE-HBV for the potential treatment of chronic hepatitis B virus (“HBV”) program remains a top priority, and we intend to submit a Clinical Trial Application ("CTA") or Investigational New Drug application ("IND") in 2024. Our gene editing program for chronic HBV applies ARCUS to knock out persistent covalently closed circular DNA and inactivate integrated HBV genomes, potentially achieving durable HBV S-antigen (“HBsAg”) loss and reducing viral persistence. We believe specificity is of particular importance for developing a safe gene editing approach to eliminating HBV, as a lack of nuclease specificity can lead to unfavorable off-target results including increased integrations of HBV genomes into the human genome, as well as translocations between integrations. Preclinical data from the PBGENE-HBV program presented in April 2023 at an oral presentation at the Global Hepatitis Summit 2023 highlighted that ARCUS nucleases exhibited high levels of on-target editing and demonstrated substantial reductions of both intracellular covalently closed circular DNA and secreted HBsAg with no detectable translocations in primary human hepatocytes.

In February 2023, the U.S. Patent and Trademark Office issued us a Notice of Allowance for a patent application with composition of matter claims covering a PCSK9-specific ARCUS nuclease. This ARCUS nuclease has been used preclinically for both gene deletion approaches for cardiovascular diseases such as familial hypercholesterolemia as well as a viable and safe site to insert a functional copy of a specific gene to restore function addressing other diseases requiring gene addition.

In March 2023, preclinical data presented at the Keystone Symposium demonstrated the unique potential of ARCUS nucleases to achieve high frequency gene insertion in nondividing primary hepatocytes. These data suggest the potential advantage of the ARCUS gene editing platform for use in developing therapeutics for gene addition, for which we believe ARCUS is differentiated given the need for extremely low levels of off-target editing and high insertion efficiency.

A late-breaking abstract featuring new preclinical data from the PBGENE-DMD program was selected for an oral presentation at the American Society of Gene & Cell Therapy ("ASGCT") 26th Annual Meeting, being held May 16-20, 2023 in Los Angeles, CA. The goal of the PBGENE-DMD program is to use a pair of ARCUS nucleases to excise an often mutated “hot-spot” region of the dystrophin gene to generate a variant of the dystrophin protein that is functionally competent.

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

Since our inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. As of March 31, 2023, we had an accumulated deficit of $453.4 million.

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

During the three months ended March 31, 2023 we recognized revenue under the Novartis Agreement of $5.9 million. Deferred revenue related to the Novartis Agreement amounted to $48.6 million and $54.2 million as of March 31, 2023 and December 31, 2022, respectively, of which $20.7 million and $27.9 million, respectively, was included in current liabilities within the condensed balance sheets.

Eli Lilly and Company

In January 2021, we closed a development and license agreement, subsequently amended by the First Amendment to the Development and License Agreement dated August 9, 2021 (as amended, the “Lilly Agreement”) with Lilly to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. The Lilly Agreement was subsequently assigned to Prevail, a wholly-owned subsidiary of Lilly. Lilly has initially nominated DMD, a liver-directed target and a central nervous system directed target, and has the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years (the "Nomination Period"). Lilly may extend the Nomination Period for an additional two years from the date on which the Nomination Period ends, upon Lilly’s election and payment of an extension fee. Under the terms of the Lilly Agreement, Lilly received an exclusive license to research, develop, manufacture and commercialize the resulting licensed products to diagnose, prevent and treat any and all diseases by in vivo gene editing directed against the applicable gene target. The Development and License Agreement provides that we will be responsible for conducting certain pre-clinical research and IND-enabling activities with respect to the gene targets nominated by Lilly to be subject to the collaboration, including manufacture of initial clinical trial material for the first licensed product. Lilly will be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration, and may engage us for additional clinical and/or initial commercial manufacture of licensed products.

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

During the three months ended March 31, 2023 and 2022, we recognized revenue under the Lilly Agreement of $2.9 million and $3.3 million, respectively. Deferred revenue related to the Lilly Agreement amounted to $72.5 million and $74.8 million as of March 31, 2023 and December 31, 2022, respectively, of which $17.6 million and $18.3 million, respectively, was included in current liabilities within the condensed balance sheets.

iECURE

In August 2021, we entered into a development and license agreement with iECURE (the “iECURE DLA”) under which iECURE was to advance our PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in order to gain access to a license to use our PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases, including OTC deficiency (the "PCSK9 License"). Simultaneously with the entry into the iECURE DLA, we and iECURE entered into an equity issuance agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued us common stock in iECURE as additional consideration for the PCSK9 license. Additionally, we are eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

We adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the three months ended March 31, 2023, we recorded a $0.8 million decrease in the carrying value of our iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity issued in such period.

The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through the Phase 1 clinical trial (the “PCSK9 Prepaid”) were recorded to the prepaid expenses and other assets line items of the condensed balance sheets. The PCSK9 Prepaid was amortized to research and development expense on a pro-rata basis as iECURE incurred costs to progress the PBGENE-PCSK9 candidate through the Phase 1 clinical trial. During the three months ended March 31, 2022, we recognized $0.7 million of research and development expense related to amortization of the PCSK9 Prepaid. The remaining unamortized PCSK9 Prepaid was fully impaired during the year ended December 31, 2022 as we made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia with iECURE as our partner in December 2022. Accordingly, there was no PCSK9 Prepaid balance as of March 31, 2023 or December 31, 2022.

Tiziana

In September 2021, we entered into an exclusive license agreement to evaluate Tiziana’s foralumab, a fully human anti-CD3 monoclonal antibody, as a lymphodepleting agent in conjunction with our allogeneic CAR T cells for the potential treatment of cancers. We plan to assess foralumab use in combination with an allogeneic CAR T.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. We record revenue from collaboration agreements, including amounts related to upfront payments, milestone payments, annual fees for licenses of our intellectual property, and research and development funding.

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
•
costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and ongoing and potential future clinical trials, including the costs of contract manufacturing organizations (“CMOs”), and our Manufacturing Center for Advanced Therapeutics (“MCAT”) facility that will manufacture our clinical trial material for use in our preclinical studies and ongoing and potential future clinical trials;
•
costs of outside consultants;
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

We expense research and development costs as incurred. We track external research and development costs by product candidate beginning when the program IND application is accepted by the FDA. Internal and external costs that are not identifiable to specific ex vivo or in vivo product candidates are included in the platform development expenses category.

Research and development activities are central to our business model. We expect that our research and development expenses will increase over the long term and will comprise a larger percentage of our total expenses as we progress clinical development of our product candidates.

We cannot determine with certainty the duration and costs of ongoing and future clinical trials of our azer-cel and PBCAR19B product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our azer-cel and PBCAR19B product candidates, and any other our product candidate we may develop will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of clinical trials of our azer-cel and PBCAR19B product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, consulting fees, recruitment-related costs and other employee-related costs, including share-based compensation, for personnel in our executive, finance, business development, operations and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; information technology costs; professional fees for consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

Loss from Equity Method Investment

Loss from equity method investment represents our proportionate share of the net loss of our equity method investee, Elo Life Systems, Inc. ("Elo").

Change in Fair Value of Investment

The change in fair value of equity investment represents the assessed change in fair value of the iECURE equity investment between reporting periods.

Interest Expense

Interest expense consists of interest payments and debt discount amortization on debt outstanding.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and note receivable from Elo.

Loss on Disposal of Assets

Loss on disposal of assets represents the remaining net book value of disposed assets at the time of their disposal.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and March 31, 2022, together with the changes in those items:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Revenue	$8,780	$3,317	$5,463
Operating expenses:
Research and development	22,158	19,972	2,186
General and administrative	11,086	10,680	406
Total operating expenses	33,244	30,652	2,592
Operating loss	(24,464)	(27,335)	2,871
Other income (expense):
Loss from equity method investment	(1,341)	(952)	(389)
Change in fair value of investment	(769)	—	(769)
Interest expense	(522)	(42)	(480)
Interest income	2,043	172	1,871
Loss on disposal of assets	(7)	(11)	4
Total other expense	(596)	(833)	237
Net loss	$(25,060)	$(28,168)	$3,108

Revenue

Revenue for the three months ended March 31, 2023 was $8.8 million, compared to $3.3 million for the three months ended March 31, 2022. The increase of $5.5 million in revenue during the three months ended March 31, 2023 was primarily the result of an increase of $5.9 million in revenue recognized under the Novartis Agreement as work thereunder began in the three months ended September 30,

2022. Partially offsetting the increase in revenue was a $0.4 million decrease in revenue recognized under the Lilly Agreement as a result of an increase in total estimated effort required to satisfy the performance obligation.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Direct research and development expenses:
Azer-cel external development costs	$3,285	$1,415	$1,870
PBCAR19B external development costs	706	457	249
in vivo external development costs	1,134	1,654	(520)
BCMA external development costs	349	361	(12)
CD20 external development costs	—	372	(372)
Platform development and unallocated expenses:
Employee-related costs (other than share based compensation)	7,734	7,221	513
Share based compensation	1,266	2,012	(746)
Laboratory supplies and services	2,788	2,154	634
Outsourced research and development	1,652	451	1,201
CMOs and research organizations	—	45	(45)
Laboratory equipment and maintenance	287	223	64
Facility-related costs	774	641	133
Depreciation and amortization	1,665	1,652	13
Licensing fees	504	554	(50)
Amortization of PCSK9 Prepaid	—	746	(746)
Other research and development costs	14	14	—
Total research and development expenses	$22,158	$19,972	$2,186

Research and development expenses for the three months ended March 31, 2023 were $22.2 million, compared to $20.0 million for the three months ended March 31, 2022. The increase of $2.2 million in research and development expense was primarily due to a $1.9 million increase in azer-cel external development costs driven by increased CMO and clinical material costs related to batch manufacture and a $0.2 million increase in PBCAR19B external development costs driven by increased CRO costs, as well as an increase of $1.2 million in outsourced research and development costs primarily related to consulting fees related to our increased focus on quality management and a $0.6 million increase in laboratory supplies and services.

These increases were partially offset by a $0.5 million decrease in in vivo external development costs driven by a decrease in the manufacture of materials for use in preclinical studies and a $0.4 million decrease in CD20 external development costs resulting from of our decision not to continue clinical development of PBCAR20A. Additionally, expense related to the amortization of the iECURE PCSK9 Prepaid decreased by $0.7 million as a result of the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia with iECURE as our partner in December 2022, and total employee-related costs decreased by $0.2 million, primarily due to a decrease in share-based compensation expense from recent forfeitures. BCMA external development costs during the three months ended March 31, 2023 were consistent with those during the three months ended March 31, 2022 as a result of costs incurred to close out the PBCAR269A clinical program, as announced in November 2022.

General and Administrative Expenses

General and administrative expenses were $11.1 million for the three months ended March 31, 2023 compared to $10.7 million for the three months ended March 31, 2022. The increase of $0.4 million in general and administrative expenses was primarily due to a $0.6 million increase in consulting fees primarily related to in vivo program competitive landscape analyses, partially offset by a decrease of $0.2 million in insurance expense primarily driven by a reduction in director and officer insurance premiums.

Loss from Equity Method Investment

Loss from equity method investment was $1.3 million during the three months ended March 31, 2023 compared to $1.0 million during the three months ended March 31, 2022, which represented our proportionate share of Elo’s net loss for such periods.

Change in Fair Value of Investment

The change in fair value of investment was $0.8 million for the three months ended March 31, 2023 which was attributed to a decrease in the assessed fair value of our equity investment in iECURE as a result of dilution from iECURE's Series A-1 equity raise in such period. There were no assessed changes the fair value of the iECURE equity during the three months ended March 31, 2022.

Interest Expense

Interest expense was $0.5 million for the three months ended March 31, 2023 compared to less than $0.1 million for the three months ended March 31, 2022. The $0.4 million increase in interest expense was the result of an increase in debt outstanding coupled with higher stated and effective interest rates on our debt.

Interest Income

Interest income was $2.0 million during the three months ended March 31, 2023 compared to $0.2 million during the three months ended March 31, 2022. The $1.8 million increase in interest income was the result of a larger cash balance and higher interest rates during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Loss on Disposal of Assets

Loss on disposal of assets was less than $0.1 million during the three months ended March 31, 2023 and 2022 which represented the remaining net book value of property, equipment and software at the time of their disposal.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase over the long term, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CROs and CMOs, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

As of March 31, 2023, we had cash and cash equivalents of $158.1 million and available borrowings of $7.5 million. Our sources of funding have historically included proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, underwritten offerings of our common stock, at-the-market offerings of our common stock as part of our shelf registration statement, upfront and milestone payments from customers, borrowings under bank facilities and funding from other strategic alliances and grants. We also currently have an effective shelf registration statement on Form S-3 (No. 333-238857) filed with the SEC on June 1, 2020 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $200.0 million in the aggregate. As of March 31, 2023 we had sold 3,727,992 shares of our common stock in at-the-market offerings as part of our shelf registration statement, resulting in net proceeds of $28.5 million, after deducting agent commissions and issuance costs.

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of current global macroeconomic conditions. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates.

Cash Flows

Our cash and cash equivalents totaled $158.1 million and $116.2 million as of March 31, 2023 and 2022, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(31,464)	$(28,872)
Net cash used in investing activities	(721)	(818)
Net cash provided by financing activities	741	2,249
Decrease in cash and cash equivalents	$(31,444)	$(27,441)

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses. Our losses have resulted from expenses incurred in connection with our research and development activities, including our clinical programs, preclinical development activities, and general and administrative costs associated with our operations. The use of cash in operating activities during the three months ended March 31, 2023 and March 31, 2022 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash used in operating activities during the three months ended March 31, 2023 was $31.5 million compared to $28.9 million during the three months ended March 31, 2022. The $2.6 million increase in cash used in operating activities was primarily driven by an increase in research and development costs incurred in connection with our ongoing CAR T clinical trials.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the three months ended March 31, 2023 was $0.7 million, compared to $0.8 million in the three months ended March 31, 2022. The $0.1 million decrease in cash used in investing activities was primarily driven by a decrease in cash expenditures for purchases of laboratory equipment for our MCAT facility during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, partially offset by a $0.2 million cash expenditure for a license acquired for use in our HBV program, which was capitalized as an intangible asset during the three months ended March 31, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 was $0.7 million, compared to $2.2 million during the three months ended March 31, 2022. The $1.5 million decrease in cash provided by financing activities during the three months ended March 31, 2023 was primarily due to a $1.2 million decrease in net proceeds from offerings of common stock and a $0.3 million decrease in net proceeds for stock option exercises in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Debt Obligations

Revolving Line

We may request advances on our loan and security agreement (as amended from time to time, the “Revolving Line”) with Pacific Western Bank (“PWB”) up to an aggregate principal of $30.0 million. The Revolving Line maturity date is June 23, 2024 and all outstanding principal amounts are due upon maturity. We must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate on Revolving Line borrowings is a variable annual rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the Revolving Line), or (b) 4.25%. As of March 31, 2023, the outstanding principal balance on the Revolving Line was $22.5 million, the stated interest rate was 8.75% and the effective interest rate was 9.77%.

Funding Requirements

As a clinical stage company, we will continue to have funding requirements in connection with the continuation of our current clinical trials and planned initiation of additional clinical trials, potential IND and CTA submissions, and expected growth in our ex vivo and in vivo portfolios.

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
•
the progress, costs and results of our additional research and preclinical development programs including our in vivo and ex vivo pipeline and our planned IND or CTA submissions and potential BLA submissions;
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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three months ended March 31, 2023, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $158.1 million, or 77% of our total assets, on March 31, 2023 and $189.6 million, or 80% of our total assets, on December 31, 2022. Interest income earned was $2.0 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of March 31, 2023.

We are also exposed to foreign exchange rate risk with respect to foreign currency transactions. We do not anticipate foreign exchange rate risk to have a material impact on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $25.1 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $453.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market offerings of common stock, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, continued operational discipline, and available credit will allow us to fund operating expense and capital expenditure requirements through the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue.

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

Provisions of our debt instruments may restrict our ability to pursue our business strategies, and our ability to access credit on favorable terms, if necessary, for the funding of our operations, trials and programs may be limited due to changes in credit markets.

In May 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PWB”) (as subsequently amended, the “Revolving Line”). Pursuant to the terms of the Revolving Line, we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million and the maturity date of the Revolving Line is June 23, 2024. As of March 31, 2023, we had $22.5 million in borrowings under our Revolving Line. Pursuant to the terms of the Revolving Line, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Additionally, the credit markets and the financial services industry have been experiencing disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. As a result, the cost and availability of credit has been and may continue to be adversely affected. We cannot be certain that funding under our Revolving Line will be available from PWB and the credit markets generally when and as needed, and if available, on acceptable terms if at all. If we are unable to obtain funding when needed and on acceptable terms, our financial condition and business prospects could be adversely impacted.

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

Research programs to identify new product candidates and product development platforms require substantial technical, financial and human resources. We are continually evaluating our business strategy and may modify this strategy in light of developments in our business and other factors. We may focus our efforts and resources on potential programs, product candidates or product development platforms that ultimately prove to be unsuccessful. Any time, effort and financial resources we expend on identifying and researching new product candidates and product development platforms may divert our attention from, and adversely affect our ability to continue, development and commercialization of existing research programs, product candidates and product development platforms. Clinical trials of any of our product candidates may never commence despite the expenditure of significant resources in pursuit of their development, and our spending on current and future research and development programs, product candidates and product development platforms may not yield any commercially viable products. As a result of having limited financial and managerial resources, we may forego or delay pursuit of opportunities that later prove to have greater commercial potential. For example, as part of the ongoing strategic prioritization exercise, in 2023 we announced that while we will continue to pursue gene knock-out opportunistically, the proof-of-concept data continues to lead toward prioritizing programs involving complex edits and gene insertion. As such, we made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia with iECURE as our partner in December 2022. We also made the choice to look for a partner in the kidney disease arena for further development of PBGENE-PH1 and will no longer develop the program on our own. There is no guarantee that this ongoing prioritization review will ultimately lead to any viable commercial products, profitable market opportunities or other value-enhancing activities. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Additionally, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. With the exception of our azer-cel and PBCAR19B product candidates, all of our product candidates and product development programs we are currently pursuing are still in the discovery or preclinical stages. We may be unsuccessful in advancing those product candidates into clinical development or in identifying any developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:

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
•
changes in our financial priorities, greater than anticipated costs of completing a trial or our inability to continue funding the trial; or
•
unforeseen events, such as natural or manmade disasters, public health emergencies, such as natural catastrophic events.

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

As of March 31, 2023, we had 197 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage any future growth. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the reporting requirements thereunder, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) and other applicable securities rules and regulations, including requirements related to the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs, making some activities more difficult, time consuming or costly, and increasing demand on our systems and resources.

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

Changes in tax laws or regulations may adversely impact our ability to utilize all, or any, of our NOL carryforwards. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”), significantly revised the Internal Revenue Code of 1986, as amended (the "Code"). Future guidance from the IRS and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the TCJA. Under the CARES Act, NOLs arising in a tax year beginning after December 31, 2017, and before January 1, 2021, generally may now be carried back five years. Under the TCJA, as modified by the CARES Act, unused losses generated in taxable years ending after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the to the TCJA or the CARES Act.

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

For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we, our collaborators, our CROs or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We also are required to register certain ongoing clinical trials and post the results of such completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

As of March 31, 2023, we had cash and cash equivalents of $158.1 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since March 31, 2023, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may, from time to time, have bank deposits at financial institutions in excess of FDIC insured limits. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Our failure to meet the continued listing requirements of The Nasdaq Global Select Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Global Select Market, such as the minimum closing bid price requirement, market value of listed securities or value of public float, Nasdaq may take steps to delist our common stock. Under Nasdaq rules, the closing bid price for our common stock must remain at or above $1.00 per share to comply with Nasdaq’s minimum bid requirement for continued listing and, on April 24, 2023, we received a letter from Nasdaq that the closing bid price for our common stock over the prior 30 days was below this minimum required share price for continued listing on The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until October 23, 2023, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq staff will provide written notification that the Company has achieved compliance with the minimum closing bid price requirement.

In the event we do not regain compliance with the minimum closing bid price requirement by October 23, 2023, we may be eligible for an additional 180-calendar-day compliance period. To qualify, we must submit an application to transfer to The Nasdaq Capital Market, which would require us to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum closing bid price requirement. We would also need to pay an application fee to Nasdaq and provide written notice of our intention to cure the closing minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. However, if it appears to the Nasdaq staff that the we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities will be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist its securities. There can be no assurance that we would be afforded additional time to regain compliance with the minimum bid price requirement following the initial 180-day period, if needed, or that the Nasdaq staff would grant a request by us for continued listing subsequent to any delisting notification.

There can be no assurance that actions we take to regain compliance within the applicable cure periods will be successful or that, if we do regain compliance, this will be sustainable.

Delisting our common stock may make it more difficult for us to raise capital on favorable terms in the future and would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. If for any reason our common stock does not maintain eligibility for listing on Nasdaq, we may list our common stock elsewhere, such as one of the OTC markets, which are generally considered less liquid and more volatile than a national securities exchange, and could mean that certain institutional investors could no longer hold or purchase our stock, and as a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This could materially and adversely affect the liquidity of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	10-Q	001-38841	3.2	11/10/2020

10.1	Non-Employee Director Compensation Program (as amended).					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: May 9, 2023	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: May 9, 2023	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer)