Form 10-Q
period 2023-06-30
PRECISION BIOSCIENCES INC
filed 2023-08-04
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 115,070,517 shares of common stock, $0.000005 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II. Item 1A. “Risk Factors” and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•
our ability to become profitable;
•
our ability to procure sufficient funding to advance our programs;
•
risks associated with raising additional capital and requirements under our current debt instruments and effects of restrictions thereunder;
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

Part I. Financial information

Item 1. Financial Statements.

Precision Biosciences, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$137,794	$189,576
Accounts receivable	652	720
Prepaid expenses	8,915	7,552
Other current assets	503	1,257
Total current assets	147,864	199,105
Property, equipment, and software—net	18,249	20,190
Intangible assets—net	1,552	1,348
Right-of-use assets—net	4,721	2,974
Investment in equity securities	1,807	2,576
Equity method investment	—	2,172
Note receivable—net	6,885	7,234
Other assets	619	2,570
Total assets	$181,697	$238,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$781	$1,225
Accrued compensation	3,500	6,259
Accrued clinical and research and development expenses	2,280	3,206
Deferred revenue	23,811	46,192
Lease liabilities	2,499	2,037
Loan payable—net	22,317	—
Other current liabilities	1,211	745
Total current liabilities	56,399	59,664
Deferred revenue	78,084	82,872
Lease liabilities	3,173	2,776
Long term debt—net	—	22,223
Contract liabilities	10,000	10,000
Other noncurrent liabilities	—	201
Total liabilities	147,656	177,736
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 115,880,989 shares issued and 115,070,517 shares outstanding as of June 30, 2023; 111,774,507 shares issued and 110,964,035 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	500,255	489,696
Accumulated deficit	(465,263)	(428,312)
Treasury stock	(952)	(952)
Total stockholders’ equity	34,041	60,433
Total liabilities and stockholders’ equity	$181,697	$238,169

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$19,789	$3,820	$28,569	$7,137
Operating expenses
Research and development	21,946	22,936	44,104	42,908
General and administrative	9,830	10,438	20,916	21,118
Total operating expenses	31,776	33,374	65,020	64,026
Operating loss	(11,987)	(29,554)	(36,451)	(56,889)
Other income (expense):
Loss from equity method investment	(1,369)	(1,448)	(2,710)	(2,400)
Change in fair value of equity investment	—	—	(769)	—
Interest expense	(553)	(178)	(1,075)	(220)
Interest income	1,946	192	3,989	364
Gain (loss) on disposal of assets	72	(47)	65	(58)
Total other income (expense)	96	(1,481)	(500)	(2,314)
Net loss	$(11,891)	$(31,035)	$(36,951)	$(59,203)

Net loss per share - basic and diluted	$(0.10)	$(0.46)	$(0.33)	$(0.92)
Weighted-average shares of common stock outstanding - basic and diluted	114,099,594	67,954,688	112,708,231	64,512,356

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- December 31, 2021	61,712,577	$—	$408,795	$(316,675)	$(952)	$91,168
Stock option exercises	233,001	—	340	—	—	340
Issuance of common stock under employee stock purchase plan	78,060	—	282	—	—	282
Share-based compensation expense	—	—	4,390	—	—	4,390
Proceeds from issuance of common stock, net of issuance cost	561,405	—	1,647	—	—	1,647
Net loss	—	—	—	(28,168)	—	(28,168)
Balance- March 31, 2022	62,585,043	$—	$415,454	$(344,843)	$(952)	$69,659
Stock option exercises	78,234	—	38	—	—	38
Share based compensation expense	—	—	5,138	—	—	5,138
Proceeds from issuance of common stock, net of issuance cost	36,274,651	—	47,670	—	—	47,670
Issuance of common stock to collaboration partners	12,407,440	—	11,553	—	—	11,553
Restricted stock units vested	260,137	—	—	—	—	—
Net loss	—	—	—	(31,035)	—	(31,035)
Balance- June 30, 2022	111,605,505	$—	$479,853	$(375,878)	$(952)	$103,023

Balance- December 31, 2022	111,774,507	$1	$489,696	$(428,312)	$(952)	60,433
Stock option exercises	51,492	—	30	—	—	30
Issuance of common stock under employee stock purchase plan	280,196	—	266	—	—	266
Share-based compensation expense	—	—	4,092	—	—	4,092
Restricted stock units vested	503,214	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance cost	540,484	—	416	—	—	416
Net loss	—	—	—	(25,060)	—	(25,060)
Balance- March 31, 2023	113,149,893	$1	$494,500	$(453,372)	$(952)	$40,177
Share-based compensation expense	—	—	3,874	—	—	3,874
Proceeds from issuance of common stock, net of issuance cost	2,325,730	—	1,881	—	—	1,881
Restricted stock units vested	405,366	—	—	—	—	—
Net loss	—	—	—	(11,891)	—	(11,891)
Balance- June 30, 2023	115,880,989	$1	$500,255	$(465,263)	$(952)	$34,041

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(36,951)	$(59,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,918	3,897
Share-based compensation	7,966	9,528
(Gain) loss on disposal of assets	(65)	58
Non-cash interest expense	263	125
Amortization of right-of-use assets	745	585
Change in fair value of equity investment	769	—
Loss from equity method investment	2,710	2,400
Amortization of discount on note receivable	(189)	(175)
Changes in operating assets and liabilities:
Prepaid expenses	(1,363)	4,802
Accounts receivable	68	(50,019)
Other assets and other current assets	954	(4,779)
Accounts payable	(444)	(575)
Other liabilities and other current liabilities	(3,490)	(2,711)
Deferred revenue	(27,169)	43,856
Lease liabilities and right-of-use assets	(320)	(885)
Net cash used in operating activities	(52,598)	(53,096)
Cash flows used in investing activities:
Proceeds from sale of equipment	70	—
Purchases of property, equipment and software	(1,597)	(1,597)
Purchases of intangible assets	(250)	—
Net cash used in investing activities	(1,777)	(1,597)
Cash flows provided by financing activities:
Proceeds from stock option exercises	30	378
Proceeds from employee stock purchase plan	266	282
Proceeds from offering of common stock, net of issuance costs	2,297	49,535
Proceeds from offering of common stock to collaboration partners	—	25,000
Borrowings from revolving credit facility, net of issuance costs paid to lender	—	19,970
Net cash provided by financing activities	2,593	95,165
Net (decrease) increase in cash and cash equivalents	(51,782)	40,472
Cash and cash equivalents—beginning of period	189,576	143,663
Cash and cash equivalents —end of period	$137,794	$184,135

Supplemental disclosures of noncash activities:
Property, equipment and software additions included in accounts payable and other current liabilities	$4	$505
Common stock issuance costs included in accrued expenses	$-	$190
Cash paid for interest	$968	$103

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of June 30, 2023 and condensed results of operations for the three and six months ended June 30, 2023 and 2022 and the condensed cash flows for the six months ended June 30, 2023 and 2022, have been made. The Company’s condensed results of operations for the three and six months ended June 30, 2023 and the condensed cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2023.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the six months ended June 30, 2023, the Company recorded cumulative catch up adjustments on its contracts with customers that increased revenue recognition by $8.8 million; the cumulative catch-up adjustments resulted from a decrease in total estimated effort required to satisfy performance obligations and an increase in variable consideration included in the transaction price related to estimated fees to be received from customers. During the six months ended June 30, 2023, the Company recorded $28.6 million in revenue that was included in deferred revenue as of December 31, 2022.

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

For additional discussion of accounting for collaboration revenues, see Note 6, Collaboration and License Agreements.

NOTE 2: FAIR VALUE MEASUREMENTS

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

June 30, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$20,154	$20,154	$—	$—
Repurchase agreements	—	—	—	—
Investment in iECURE	1,807	—	—	1,807
	$21,961	$20,154	$—	$1,807

Liabilities:
Final payment fee	$199	$—	$199	$—
	$199	$—	$199	$—

December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$868	$868	$—	$—
Repurchase agreements	40,000	—	40,000	—
Investment in iECURE	2,576	—	—	2,576
	$43,444	$868	$40,000	$2,576

Liabilities:
Final payment fee	$199	$—	$199	$—
	$199	$—	$199	$—

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of June 30, 2023 the Company held cash equivalents which were composed of investments in money market funds. As of December 31, 2022, the Company held cash equivalents which were composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets. Investments in repurchase agreements are classified within Level 2 of the fair value hierarchy as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE issued the Company common stock in iECURE (the “iECURE equity”) as additional consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases. On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the six months ended June 30, 2023, the Company recorded a $0.8 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity issued in such period. There was no assessed change in the fair value of the iECURE equity during the six months ended June

30, 2022.

The Company classifies the iECURE equity within Level 3 of the fair value hierarchy as the assessed fair value was based on significant unobservable inputs given iECURE equity is not traded on a public exchange.

Final Payment Fee

The Company is required to pay a final payment fee upon maturity of the Revolving Line (as defined in Note 3, Debt, below). The final payment fee was determined to be a derivative under ASC 815, therefore these fees were initially measured at fair value and recorded as debt discount to be amortized to interest expense over the term of the Revolving Line. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no assessed change in fair value of the final payment fee during the six months ended June 30, 2023.

The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the Company’s current borrowing rate. The final payment fee is included in other current liabilities within the condensed balance sheet as of June 30, 2023 and other noncurrent liabilities within the condensed balance sheet as of December 31, 2022.

NOTE 3: DEBT

Revolving Line

Pursuant to the terms of the loan and security agreement with Pacific Western Bank ("PWB") the Company may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million (as amended from time to time, the “Revolving Line”) at an interest rate equal to the greater of (a) 0.75% above the Prime rate (as defined in the Revolving Line) and (b) 4.25%. As of June 30, 2023, the stated interest rate on the Revolving Line was 9.0% and the effective interest rate was 10.0%.

The Revolving Line maturity date is June 23, 2024 and all outstanding principal amounts are due upon maturity. The Company must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

As of June 30, 2023 and December 31, 2022, $22.5 million in borrowings were outstanding under the Revolving Line and the unamortized debt discount balance was $0.2 million and $0.3 million, respectively.

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

The Program Purchase Agreement requires the Company to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product. Management assessed the likelihood of each of the regulatory and commercial milestones included in the Program Purchase Agreement in accordance with ASC 450, Contingencies (“ASC 450”). If the assessment of a contingency indicates that it is probable that the milestone will be achieved and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed financial statements. Accordingly, a $10.0 million financial contract liability is included in the condensed balance sheets as of June 30, 2023 and December 31, 2022 for estimated contingent liabilities payable pursuant to the Program Purchase Agreement.

Leases

The Company has operating leases for real estate in North Carolina and does not have any finance leases.

In May 2023, the Company commenced a lease for additional space at its MCAT Facility ("Expansion Space"). As such, the Company recorded an operating right-of-use asset and an operating lease liability for the Expansion Space in the condensed balance sheet as of June 30, 2023.

The Company has existing leases in which the non-lease components (e.g., common area maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use assets and lease liabilities but rather reflected as an expense in the period incurred. Additionally, the Company has leases that have a term of twelve months or less upon commencement date, which are considered short-term in nature. Accordingly, short-term leases are not included on the Company's condensed balance sheets and are expensed in the period incurred.

The elements of lease expense were as follows:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Lease Cost
Operating lease cost	$932	$822
Short-term lease cost	371	278
Variable lease cost	446	424
Total Lease Cost	$1,749	$1,524

Other Information
Operating right-of-use assets obtained in exchange for lease obligations	2,491	—
Operating lease liabilities arising from obtaining right-of-use assets	(1,864)	—

Operating Leases
Weighted average remaining lease term (in years)	3.1	3.3

Operating Leases
Weighted average discount rate	7.9%	7.8%

Future lease payments under non-cancelable operating leases with terms of greater than one year as of June 30, 2023, were as follows:

(in thousands)	June 30, 2023
2023 (excluding the six months ended June 30, 2023)	$1,401
2024	2,107
2025	1,058
2026	1,090
2027	743
Total lease payments	6,399
Less: imputed interest	727
Total operating lease liabilities	$5,672

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

During the three and six months ended June 30, 2023 the Company recognized revenue under the Novartis Agreement of $4.8 million and $10.6 million, respectively. No revenue was recognized under the Novartis Agreement during the three and six months ended June 30, 2022. Deferred revenue related to the Novartis Agreement amounted to $44.0 million and $54.2 million as of June 30, 2023 and December 31, 2022, respectively, of which $11.9 million and $27.9 million, respectively, was included in current liabilities within the condensed balance sheets.

Development and License Agreement with Prevail

On November 19, 2020, the Company entered into a development and license agreement with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating the Company’s ARCUS nucleases to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders (the “Original Lilly/Prevail Agreement”). The Original Lilly/Prevail Agreement was subsequently assigned to Prevail Therapeutics Inc. (“Prevail”), a wholly-owned subsidiary of Lilly, effective November 1, 2022.

On June 30, 2023, the Company entered into an amended and restated development and license agreement (the “Lilly/Prevail Agreement”) with Prevail. The Lilly/Prevail Agreement amends and restates the Original Lilly/Prevail Agreement. Pursuant to the terms of the Lilly/Prevail Agreement, Prevail and the Company will continue to collaborate on developing the Company’s ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including Duchenne muscular dystrophy, a liver-directed target, and a central nervous system directed target. Prevail also continues to have the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years. Prevail may extend the nomination period for an additional two years from the date on which such initial nomination period ends, upon Prevail’s election and payment of an extension fee. Additionally, Prevail has the option to replace up to two gene targets upon Prevail's election and payment of a replacement target fee.

The Company will continue to oversee creation, selection, in vitro development, and optimization of ARCUS nucleases with respect to the gene targets subject to the collaboration. Prevail will oversee and fund preclinical research and IND-enabling activities which were previously to be conducted by the Company at the Company's expense. Manufacturing initial clinical trial material for the first licensed product, which was previously the Company’s responsibility to conduct at Prevail’s expense, will instead be Prevail’s responsibility at Prevail’s expense. Prevail will continue to be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration.

In connection with the closing of the Original Lilly/Prevail Agreement on January 6, 2021, the Company received an upfront cash payment of $100.0 million. Under the Lilly/Prevail Agreement, the Company will also be eligible to receive milestone payments of up to an aggregate of $390 million to $395 million per licensed product, a decrease from $420 million as provided in the Original Lilly/Prevail Agreement, as well as nomination fees for additional and replacement targets and certain research funding. This change reflects Prevail’s increased involvement in pre-clinical activities. The terms of potential nomination fees for additional targets and royalties on worldwide net sales of licensed products for which the Company may become eligible, as well as the terms of the Company’s right to elect to co-fund the clinical development of one licensed product under the Original Lilly/Prevail Agreement, are not modified by the terms of the Lilly/Prevail Agreement. If licensed products resulting from the collaboration are approved and sold, the Company will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Prevail’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product. Simultaneously with the entry into the Original Lilly/Prevail Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Lilly Share Purchase Agreement”), pursuant to which Lilly purchased 3,762,190 shares of the Company’s common stock for a purchase price of $35.0 million. Management concluded that the Lilly Share Purchase Agreement was to be combined with the Original Lilly/Prevail Agreement for accounting purposes. Of the total $135.0 million upfront compensation, the Company applied equity accounting guidance to measure the $27.7 million recorded in equity upon the issuance of the shares, and $107.3 million was identified as the transaction price allocated to the revenue arrangement.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the promises in the agreement represent transactions with a customer. The Company has determined that the promises associated with the research and development activities for each of the targets are not distinct because they are all based on the ARCUS proprietary genome editing platform. The Company has concluded that the agreement with Prevail contains the following promises: (i) license of intellectual property; (ii) performance of R&D services, (iii) JSC Participation, and (iv) regulatory responsibilities. The Company determined that the license of intellectual property, R&D services, and regulatory responsibilities were not distinct from each other, as the license, R&D services, and regulatory responsibilities are highly interdependent upon one another. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. As such, the Company determined that these promises should be combined into a single performance obligation.

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

During the three months ended June 30, 2023 and 2022, the Company recognized revenue under the Lilly/Prevail Agreement of $15.0 million and $3.8 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized revenue under the Lilly/Prevail Agreement of $17.9 million and $7.1 million, respectively. Deferred revenue related to the Lilly/Prevail Agreement was $57.9 million and $74.8 million as of June 30, 2023 and December 31, 2022, respectively, of which $11.9 million and $18.3 million, respectively, was included in current liabilities within the condensed balance sheets.

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

The Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the six months ended June 30, 2023, the Company recorded a $0.8 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity issued in such period. There was no assessed change in the fair value of the iECURE equity during the six months ended June 30, 2022.

The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through the Phase 1 clinical trial (the “PCSK9 Prepaid”) was recorded to the prepaid expenses and other assets line items of the condensed balance sheets. The PCSK9 Prepaid was amortized to research and development expense on a pro-rata basis as iECURE incurred costs to progress the PBGENE-PCSK9 candidate through a Phase 1 clinical trial. During the six months ended June 30, 2022, the Company recognized $1.7 million of research and development expense related to amortization of the PCSK9 Prepaid. The remaining unamortized PCSK9 Prepaid was fully impaired during the year ended December 31, 2022 as the Company made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia with iECURE as its partner in December 2022. Accordingly, there was no PCSK9 Prepaid balance as of June 30, 2023 or December 31, 2022.

NOTE 7: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of June 30, 2023 there were 1,529,280 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 7,696,552 stock options and 7,187,032 restricted stock units ("RSUs") outstanding as of June 30, 2023.

The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of June 30, 2023, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 11,028,560 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of June 30, 2023, 1,689,666 shares were available to be issued under the 2019 Plan.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of June 30, 2023, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 2,757,139 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2023, we had issued 727,983 shares under the 2019 ESPP. As of June 30, 2023, 2,554,156 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of less than $0.1 million during the six months ended June 30, 2023 and 2022.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 9,000,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of June 30, 2023, 5,486,918 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 3,289,420 stock options outstanding as of June 30, 2023.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee	$3,505	$4,208	$7,060	$7,762
Nonemployee	369	930	906	1,766
	$3,874	$5,138	$7,966	$9,528

Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,335	$2,146	$2,601	$4,158
General and administrative	2,539	2,992	5,365	5,370
	$3,874	$5,138	$7,966	$9,528

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant using the following inputs:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	86.91%	86.90%
Weighted-average risk-free interest rate	3.64%	3.71%
Expected term of options (in years)	5.83	5.85
Weighted-average fair value per option	$0.59	$0.68

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

The following table summarizes activity in the Company’s stock option plans for the six months ended June 30, 2023:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2022	13,722,852	$6.37
Granted	453,481	0.92
Exercised	(51,492)	0.58
Forfeited/canceled	(1,609,589)	8.47
Balance as of June 30, 2023	12,515,252	$5.93

The intrinsic value of stock options exercised was less than $0.1 million and $0.7 million during the six months ended June 30, 2023 and 2022, respectively.

The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2023:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2022	3,619,284	$3.55
Granted	4,836,950	1.15
Forfeited	(360,622)	4.43
Vested	(908,580)	5.03
Unvested RSUs as of June 30, 2023	7,187,032	$1.70

There was approximately $25.5 million of total unrecognized compensation cost related to unvested stock options and RSUs as of June 30, 2023, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The Company owned approximately 37% of New Elo's voting shares as of June 30, 2023 and December 31, 2022. The Company’s proportionate share of New Elo’s net loss for the six months ended June 30, 2023 and 2022 was $2.7 million and $2.4 million, respectively. As the Company's cumulative proportionate share of New Elo's net loss exceeded the carrying value of the Investment in New Elo, the carrying value of the Investment in New Elo was reduced to $0 as of June 30, 2023. In accordance with ASC 323, the Company will continue to record its proportionate share of New Elo's net loss in the condensed statement of operations along with a corresponding reduction in the carrying value of the Note Receivable.

Note Receivable

The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the New Elo’s Amended and Restated Certificate of Incorporation). The Note Receivable accrues interest at 2.00% per annum and is payable annually on December 17th.

As of June 30, 2023, the carrying value of the Note Receivable was $6.9 million including a $0.5 million decrease in the carrying value as a result of equity method investment losses. The remaining $3.1 million discount on the Note Receivable will be amortized to interest income over the life of the Note.

NOTE 9: Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023 as the Company incurred losses for the six months ended June 30, 2023 and expects to continue to incur losses through the remainder of fiscal year ending December 31, 2023, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of June 30, 2023, the Company had no uncertain tax positions that required the establishment of a reserve.

NOTE 10: NET LOSS PER SHARE

The Company calculates basic net loss per share by dividing net loss for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of unvested RSUs, stock options and unsettled ESPP contributions that are outstanding during the period, except where such securities would be anti-dilutive. The Company’s diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2023 and 2022 given all potential shares of common stock are anti-dilutive as a result of the net loss for all reporting periods.

The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss (in thousands)	$(11,891)	$(31,035)	$(36,951)	$(59,203)
Weighted-average common shares outstanding basic and diluted	114,099,594	67,954,688	112,708,231	64,512,356
Net loss per share, basic and diluted	$(0.10)	$(0.46)	$(0.33)	$(0.92)

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested RSUs	7,235,594	2,310,570	6,919,352	1,780,491
Stock Options	262,814	723,854	355,119	1,227,993
Unsettled ESPP Contributions	399,283	36,645	266,189	24,700
Total common stock equivalents excluded from diluted net loss per share	7,897,691	3,071,069	7,540,660	3,033,184

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

Made from donor-derived T cells modified using our ARCUS genome editing technology, azer-cel recognizes the well characterized tumor cell surface protein CD19, an important and validated target in several B-cell cancers. Azer-cel is designed to avoid graft-versus-host disease, a significant complication associated with donor-derived, cell-based therapies. In May 2023, we provided an interim clinical update on azer-cel and the first clinical update on PBCAR19B.

In July 2023, we announced we received final meeting minutes from our recent Type B End of Phase 1 meeting with the U.S. Food and Drug Administration ("FDA") for azer-cel which provided us direction on our azer-cel development. In connection with our path towards advancing development azer-cel, we are in discussions with potential strategic partners for our cell therapy assets, including hematologic and non-hematologic applications.

We, along with partners, intend to continue to evaluate the ARCUS platform with regards to safety, on-target editing, gene insertion, complex gene edits, and compatibility with viral and non-viral delivery. In June 2023, we entered into an amended and restated development and license agreement (the “Lilly/Prevail Agreement”) with Prevail, a wholly-owned subsidiary of Eli Lilly and Company (“Lilly”). Pursuant to the terms of the Lilly/Prevail Agreement, we and Prevail will continue to collaborate on developing our ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including Duchenne muscular dystrophy ("DMD") and two additional gene targets. We will continue to oversee creation, selection, in vitro development, and optimization of ARCUS nucleases with respect to the gene targets subject to the collaboration. Prevail will oversee and fund preclinical research and investigational new drug application (“IND”)-enabling activities, which we previously were to conduct at our expense. We believe that shifting portions of the preclinical and IND enabling activities on the collaboration targets to Prevail will allow us to further leverage our core capabilities in nuclease generation, development, and characterization for our internal wholly-owned programs.

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

In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment for neonatal onset ornithine transcarbamylase ("OTC") deficiency. Non-human primate data presented by researchers from the University of Pennsylvania’s Gene Therapy Program demonstrated sustained gene insertion of a therapeutic OTC transgene one-year post-dosing in newborn and infant non-human primates with high efficiency. A Clinical Trial Application ("CTA") and/or IND filing by iECURE for neonatal onset OTC deficiency is planned for submission in the second half of 2023.

Our gene editing program PBGENE-HBV, for the potential treatment of chronic hepatitis B virus (“HBV”), remains a top priority, and we intend to submit a CTA or IND in 2024. HBV causes inflammation and damage to the liver, leading to chronic infection and increased risk of death from liver cancer or cirrhosis. There is no cure for chronic hepatitis B and current treatments rarely result in functional cure, primarily due to persistence of viral DNA in the liver. In patients with chronic HBV, genetic material of the virus is converted within infected liver cells into covalently closed circular DNA ("cccDNA") that acts as a template to make HBV copies. HBV also inserts its DNA into the human genome of infected liver cells. This integrated HBV DNA produces the viral protein, hepatitis B surface antigen ("HBsAg"), which is secreted in the blood. Presence of HBsAg is associated with poorer outcomes and elimination of HBsAg is necessary for functional cure of chronic hepatitis B.

PBGENE-HBV is designed to inactivate cccDNA with direct cuts and edits as well as to inactivate integrated HBV DNA with the goal of long-lasting reductions in HBsAg. We believe specificity is of particular importance for developing a safe gene editing approach to eliminating HBV, as a lack of nuclease specificity can lead to unfavorable off-target results including increased integrations of HBV genomes into the human genome, as well as translocations between integrations. Preclinical data from the PBGENE-HBV program was recently presented in April 2023 at an oral presentation at the Global Hepatitis Summit 2023 and in June 2023 at an oral presentation at the European Association for Study of the Liver (EASL) Congress 2023. Data highlighted that ARCUS nucleases exhibited high levels of on-target editing and demonstrated substantial reductions of both intracellular cccDNA and secreted HBsAg with no detectable translocations in primary human hepatocytes.

A late-breaking abstract featuring new preclinical data from the PBGENE-DMD program was presented at the American Society of Gene & Cell Therapy ("ASGCT") 26th Annual Meeting, held May 16-20, 2023 in Los Angeles, CA. The goal of the PBGENE-DMD program is to use a pair of ARCUS nucleases to excise an often mutated “hot-spot” region of the dystrophin gene to generate a variant of the dystrophin protein that is functionally competent.

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

During the three and six months ended June 30, 2023 we recognized revenue under the Novartis Agreement of $4.8 million and $10.6 million, respectively. No revenue was recognized under the Novartis Agreement during the three and six months ended June 30, 2022. Deferred revenue related to the Novartis Agreement amounted to $44.0 million and $54.2 million as of June 30, 2023 and December 31, 2022, respectively, of which $11.9 million and 27.9 million, respectively, was included in current liabilities within the condensed balance sheets.

Prevail Therapeutics, Inc.

On November 19, 2020, we entered into a development and license agreement with Lilly to collaborate to discover and develop in vivo gene editing products incorporating the our ARCUS nucleases to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders (the “Original Lilly/Prevail Agreement”). The Original Lilly/Prevail Agreement was subsequently assigned to Prevail Therapeutics Inc. (“Prevail”), a wholly-owned subsidiary of Lilly, effective November 1, 2022.

On June 30, 2023, we entered into the Lilly/Prevail Agreement which amended and restated the Original Lilly/Prevail Agreement. Pursuant to the terms of the Lilly/Prevail Agreement, we and Prevail will continue to collaborate on developing the our ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including Duchenne muscular dystrophy, a liver-directed target, and a central nervous system directed target. Prevail also continues to have the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years. Prevail may extend the nomination period for an additional two years from the date on which such initial nomination period ends, upon Prevail’s election and payment of an extension fee. Additionally, Prevail has the option to replace up to two gene targets upon Prevail's election and payment of a replacement target fee.

Prevail will oversee and fund preclinical research and IND-enabling activities following creation, selection, in vitro development, and optimization of ARCUS nucleases with respect to the gene targets subject to the collaboration, which were previously conducted by us at our expense. Manufacturing initial clinical trial material for the first licensed product, which was previously our responsibility to conduct at Prevail’s expense, will instead be Prevail’s responsibility at Prevail’s expense. Prevail will continue to be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration.

During the three months ended June 30, 2023 and 2022, we recognized revenue under the Lilly/Prevail Agreement of $15.0 million and $3.8 million, respectively. During the six months ended June 30, 2023 and 2022, we recognized revenue under the Lilly/Prevail

Agreement of $17.9 million and $7.1 million, respectively. Deferred revenue related to the Lilly/Prevail Agreement was $57.9 million and $74.8 million as of June 30, 2023 and December 31, 2022, respectively, of which $11.9 million and $18.3 million, respectively, was included in current liabilities within the condensed balance sheets.

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

We adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the six months ended June 30, 2023, we recorded a $0.8 million decrease in the carrying value of our iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity issued in such period.

The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through the Phase 1 clinical trial (the “PCSK9 Prepaid”) were recorded to the prepaid expenses and other assets line items of the condensed balance sheets. The PCSK9 Prepaid was amortized to research and development expense on a pro-rata basis as iECURE incurred costs to progress the PBGENE-PCSK9 candidate through the Phase 1 clinical trial. During the six months ended June 30, 2022, we recognized $1.7 million of research and development expense related to amortization of the PCSK9 Prepaid. The remaining unamortized PCSK9 Prepaid was fully impaired during the year ended December 31, 2022 as we made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia with iECURE as our partner in December 2022. Accordingly, there was no PCSK9 Prepaid balance as of June 30, 2023 or December 31, 2022.

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

We cannot determine with certainty the duration and costs of ongoing and future clinical trials of our azer-cel and PBCAR19B product candidates or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our azer-cel and PBCAR19B product candidates, and any other of our product candidates we may develop will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of clinical trials of our azer-cel and PBCAR19B product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
•
the ability to collaborate and partner with third parties to fund any or all of our programs;
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

Gain (Loss) on Disposal of Assets

Gain (loss) on disposal of assets represents the remaining net book value of disposed assets at the time of their disposal.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and June 30, 2022, together with the changes in those items:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Revenue	$19,789	$3,820	$15,969
Operating expenses:
Research and development	21,946	22,936	(990)
General and administrative	9,830	10,438	(608)
Total operating expenses	31,776	33,374	(1,598)
Operating loss	(11,987)	(29,554)	17,567
Other income (expense):
Loss from equity method investment	(1,369)	(1,448)	79
Change in fair value of equity investment	—	—	—
Interest expense	(553)	(178)	(375)
Interest income	1,946	192	1,754
Gain (loss) on disposal of assets	72	(47)	119
Total other income (expense), net	96	(1,481)	1,577
Net loss	$(11,891)	$(31,035)	$19,144

Revenue

Revenue for the three months ended June 30, 2023 was $19.8 million, compared to $3.8 million for the three months ended June 30, 2022. The increase of $16.0 million in revenue during the three months ended June 30, 2023 was primarily the result of a $11.2 million increase in revenue recognized under the Lilly/Prevail Agreement. On June 30, 2023 we amended the Original Lilly/Prevail Agreement, which resulted in a decrease in total estimated effort required to satisfy the performance obligation under the agreement, as so amended and restated, and an increase in the transaction price. During the three months ended June 30, 2023, we recorded a cumulative catch up adjustment that increased revenue by $10.7 million.

Also contributing to the increase in revenue was an increase of $4.8 million in revenue recognized under the Novartis Agreement as work thereunder began in the three months ended September 30, 2022.

Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Direct research and development expenses:
Azer-cel external development costs	$2,003	$1,518	$485
PBCAR19B external development costs	622	995	(373)
in vivo external development costs	2,589	1,993	596
BCMA external development costs	428	475	(47)
CD20 external development costs	—	—	—
Platform development and unallocated expenses:
Employee-related costs (other than share based compensation)	7,644	7,303	341
Share based compensation	1,335	2,146	(811)
Laboratory supplies and services	2,462	2,631	(169)
Outsourced research and development	1,297	2,062	(765)
CMOs and research organizations	1	454	(453)
Laboratory equipment and maintenance	387	322	65
Facility-related costs	932	826	106
Depreciation and amortization	1,635	1,632	3
Licensing fees	611	558	53
Other research and development costs	—	21	(21)
Total research and development expenses	$21,946	$22,936	$(990)

Research and development expenses for the three months ended June 30, 2023 were $21.9 million, compared to $22.9 million for the three months ended June 30, 2022. The decrease of $1.0 million in research and development expense was primarily due to a $0.4 million decrease in PBCAR19B external development costs driven by decreased clinical material costs, a decrease of $0.8 million in outsourced research and development costs primarily related to preclinical studies, and a $0.8 million decrease in share based compensation expense resulting from recent forfeitures. Further contributing to the decrease was a $0.5 million decrease in CMO and research organization expense due to decreased outsourcing of clinical material manufacturing for preclinical studies.

These decreases were partially offset by a $0.6 million increase in in vivo external development costs driven by an increase in expense related to preclinical studies, a $0.5 million increase in azer-cel external development costs driven by increased CMO and clinical material costs related to batch manufacture, a $0.3 million increase in employee-related costs, and a $0.1 million increase in facility-related costs in the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses were $9.8 million for the three months ended June 30, 2023 compared to $10.4 million for the three months ended June 30, 2022. The decrease of $0.6 million in general and administrative expenses was primarily due to a $0.5 million decrease in share-based compensation expense and a decrease of $0.2 million in insurance expense driven by a market-related reduction in director and officer insurance premiums.

Loss from Equity Method Investment

Loss from equity method investment was $1.4 million during each of the three months ended June 30, 2023 and 2022, which represented our proportionate share of Elo’s net loss for such periods.

Change in Fair Value of Equity Investment

There were no assessed changes in the fair value of the iECURE equity during the three months ended June 30, 2023 or three months ended June 30, 2022.

Interest Expense

Interest expense was $0.6 million for the three months ended June 30, 2023 compared to $0.2 million for the three months ended June 30, 2022. The $0.4 million increase in interest expense was primarily the result of higher stated and effective interest rates on our debt.

Interest Income

Interest income was $1.9 million during the three months ended June 30, 2023 compared to $0.2 million during the three months ended June 30, 2022. The $1.7 million increase in interest income was primarily the result of higher interest rates on our cash and cash equivalents during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Gain (Loss) on Disposal of Assets

Gain on disposal of assets was less than $0.1 million during the three months ended June 30, 2023 and loss on disposal of assets was less than $0.1 million during the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and June 30, 2022, together with the changes in those items:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Revenue	$28,569	$7,137	$21,432
Operating expenses:
Research and development	44,104	42,908	1,196
General and administrative	20,916	21,118	(202)
Total operating expenses	65,020	64,026	994
Operating loss	(36,451)	(56,889)	20,438
Other (expense) income:
Change in fair value of equity investment	(769)	—	(769)
Loss from equity method investment	(2,710)	(2,400)	(310)
Interest expense	(1,075)	(220)	(855)
Interest income	3,989	364	3,625
Gain (loss) on disposal of assets	65	(58)	123
Total other expense, net	(500)	(2,314)	1,814
Net loss	$(36,951)	$(59,203)	$22,252

Revenue

Revenue for the six months ended June 30, 2023 was $28.6 million, compared to $7.1 million for the six months ended June 30, 2022. The increase of $21.5 million in revenue during the six months ended June 30, 2023 was the primarily result of a $10.8 million increase in revenue recognized under the Lilly/Prevail Agreement. On June 30, 2023 we amended the Original Lilly/Prevail Agreement, which resulted in a decrease in total estimated effort required to satisfy the performance obligation under the agreement, as so amended and restated, and an increase in the transaction price. During the six months ended June 30, 2023 we recorded cumulative catch up adjustments that increased revenue by $8.8 million related to the Lilly/Prevail Agreement.

Also contributing to the increase in revenue was an increase of $10.7 million in revenue recognized under the Novartis Agreement as work thereunder began in the three months ended September 30, 2022.

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Direct research and development expenses:
Azer-cel external development costs	$5,288	$2,933	$2,355
PBCAR19B external development costs	1,328	1,452	(124)
in vivo external development costs	3,723	4,642	(919)
BCMA external development costs	777	836	(59)
CD20 external development costs	—	372	(372)
Platform development and unallocated expenses:
Employee-related costs (other than share based compensation)	15,378	14,524	854
Share based compensation	2,601	4,158	(1,557)
Laboratory supplies and services	5,250	4,786	464
Outsourced research and development	2,949	2,250	699
CMOs and research organizations	1	513	(512)
Laboratory equipment and maintenance	674	553	121
Facility-related costs	1,706	1,467	239
Depreciation and amortization	3,300	3,281	19
Licensing fees	1,115	1,112	3
Other research and development costs	14	29	(15)
Total research and development expenses	$44,104	$42,908	$1,196

Research and development expenses for the six months ended June 30, 2023 were $44.1 million, compared to $42.9 million for the six months ended June 30, 2022. The increase of $1.2 million in research and development expense was primarily driven by a $2.4 million increase in azer-cel external development costs as a result of increased clinical trial and clinical material costs. Also contributing to the increase was a $0.9 million increase in employee-related costs (other than share based compensation) as a result of increased in performance based compensation and a $0.7 million increase in outsourced research and development costs primarily related to consulting fees related to our increased focus on quality management. Additionally, laboratory supplies and services expense increased by $0.5 million, and laboratory equipment and maintenance expenses increased by $0.1 million in the six months ended June 30, 2023.

These increases were partially offset by a $1.6 million decrease in share based compensation expense due to recent forfeitures. Additionally, in vivo external development costs decreased by $0.9 million, primarily driven by a decrease in amortization of the PCSK9 Prepaid, and CMOs and research organization expense decreased by $0.5 million due to decreased outsourcing of clinical material manufacturing for preclinical studies. Also partially offsetting the increase in research and development expenses was a $0.4 million decrease in CD20 external development costs resulting from of our decision not to continue clinical development of PBCAR20A.

General and Administrative Expenses

General and administrative expenses were $20.9 million for the six months ended June 30, 2023 compared to $21.1 million for the six months ended June 30, 2022. The decrease of $0.2 million in general and administrative expenses was primarily due to a decrease of $0.4 million in insurance expense primarily driven by a market-related reduction in director and officer insurance premiums, partially offset by a $0.1 million increase in facility and maintenance expenses and a $0.1 million increase in public company listing fees in the six months ended June 30, 2023.

Loss from Equity Method Investment

Loss from equity method investment was $2.7 million during the six months ended June 30, 2023 compared to $2.4 million during the six months ended June 30, 2022, which represented our proportionate share of Elo’s net loss for such periods.

Change in Fair Value of Equity Investment

The change in fair value of investment was $0.8 million for the six months ended June 30, 2023 which was attributed to a decrease in the assessed fair value of our equity investment in iECURE as a result of dilution from iECURE's Series A-1 equity raise in such period. There were no assessed changes the fair value of the iECURE equity during the six months ended June 30, 2022.

Interest Expense

Interest expense was $1.1 million for the six months ended June 30, 2023 compared to $0.2 million for the six months ended June 30, 2022. The $0.9 million increase in interest expense was primarily the result of higher stated and effective interest rates on our debt.

Interest Income

Interest income was $4.0 million during the six months ended June 30, 2023 compared to $0.4 million during the six months ended June 30, 2022. The $3.6 million increase in interest income was primarily driven by higher interest rates on our cash and cash equivalents during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Gain (Loss) on Disposal of Assets

Gain on disposal of assets was less than $0.1 million during the six months ended June 30, 2023 and loss on disposal of assets was less than $0.1 million during the six months ended June 30, 2022.

Liquidity and Capital Resources

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.

We have incurred significant operating losses since our inception, and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators for which we may receive milestone payments or royalties. As of June 30, 2023, we had an accumulated deficit of $465.3 million

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase over the long term, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CROs and CMOs, expanding our intellectual property portfolio and providing general and administrative support for our operations. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

As of June 30, 2023, we had cash and cash equivalents of $137.8 million and available borrowings under our loan and security agreement (as amended from time to time, the “Revolving Line”) with Pacific Western Bank (“PWB”) of $7.5 million. Covenants on our Revolving Line require that we maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. Our sources of funding to finance our cash needs include proceeds from third parties through a combination of financings including our IPO, preferred stock and convertible note financings, underwritten offerings of our common stock, at-the-market offerings of our common stock as part of our shelf registration statement, upfront and milestone payments from customers, borrowings under bank facilities and funding from other strategic alliances and grants. We also currently have an effective shelf registration statement on Form S-3 (No. 333-272540) (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of June 30, 2023 we have not sold any shares of our common stock in at-the-market offerings as part of our effective shelf registration statement.

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of current global macroeconomic conditions. If we are unable to obtain sufficient financing on a timely basis or on favorable terms, we may be required to significantly delay, alter reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy, or capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.

Because of the numerous risks and uncertainties associated with the development of therapeutic products, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be required to raise additional capital, potentially on terms that are unfavorable to us, or we may be unable to continue our operations at planned levels and be forced to reduce or terminate operations.

Cash Flows

Our cash and cash equivalents totaled $137.8 million and $184.1 million as of June 30, 2023 and 2022, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(52,598)	$(53,096)
Net cash used in investing activities	(1,777)	(1,597)
Net cash provided by financing activities	2,593	95,165
(Decrease) increase in cash and cash equivalents	$(51,782)	$40,472

We experienced a decrease in cash and cash equivalents during the six months ended June 30, 2023 of $51.8 million, compared to a $40.5 million increase in cash and cash equivalents during the six months ended June 30, 2022. The $92.3 million decrease in cash flows in the comparable periods was primarily due to the year over year decrease in net cash provided by financing activities.

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses. Our losses have resulted from expenses incurred in connection with our research and development activities, including our clinical programs, preclinical development activities, and general and administrative costs associated with our operations. The use of cash in operating activities during the six months ended June 30, 2023 and June 30, 2022 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash used in operating activities during the six months ended June 30, 2023 was $52.6 million compared to $53.1 million during the six months ended June 30, 2022. The $0.5 million decrease in cash used in operating activities was primarily driven by reduced operating losses, mostly offset by a net decrease in operating liabilities.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the six months ended June 30, 2023 was $1.8 million, compared to $1.6 million in the six months ended June 30, 2022. The $0.2 million increase in cash used in investing activities was primarily driven by a an increase in cash expenditures for leasehold improvements at our MCAT facility during the six months ended June 30, 2023, partially offset by a decrease in cash expenditures for purchases of laboratory equipment for our MCAT facility during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was $2.6 million, compared to $95.2 million during the six months ended June 30, 2022. The $92.6 million decrease in cash provided by financing activities during the six months ended June 30, 2023 was primarily due to the receipt of $46.9 million in net proceeds from our underwritten offering of common stock in June 2022, $25.0 million in proceeds from the Novartis Stock Purchase Agreement in June 2022, and $20.0 million in borrowings from our revolving credit facility in May 2022.

Debt Obligations

Revolving Line

We may request advances on our Revolving Line with PWB up to an aggregate principal of $30.0 million. The Revolving Line maturity date is June 23, 2024 and all outstanding principal amounts are due upon maturity. We must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate on Revolving Line borrowings is a variable annual rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the Revolving Line), or (b) 4.25%. As of June 30, 2023, the outstanding principal balance on the Revolving Line was $22.5 million, the stated interest rate was 9.0% and the effective interest rate was 10.0%.

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
•
the ability to collaborate and partner with third parties to fund any or all of our programs;
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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, product development and research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to significantly delay, alter reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy, or capitalize on business opportunities as desired.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the six months ended June 30, 2023, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $137.8 million, or 76% of our total assets, on June 30, 2023 and $189.6 million, or 80% of our total assets, on December 31, 2022. Interest income earned was $4.0 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuation in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $37.0 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $465.3 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market offerings of common stock, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

The process of identifying product candidates and conducting preclinical studies and clinical trials is time-consuming, expensive, uncertain and takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and continue clinical trials of, and seek marketing approval for, product candidates. In addition, if any therapeutic product candidate that we develop alone or with collaborators obtains marketing approval, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution efforts. Furthermore, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to obtain sufficient funding on a timely basis or on favorable terms, we may be required to significantly delay, alter, reduce, or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy, or capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.

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

In May 2019, the Company entered into a loan and security agreement with Pacific Western Bank (“PWB”) (as subsequently amended, the “Revolving Line”). Pursuant to the terms of the Revolving Line, we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million and the maturity date of the Revolving Line is June 23, 2024. As of June 30, 2023, we had $22.5 million in borrowings under our Revolving Line. Pursuant to the terms of the Revolving Line, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. We principally compete with others developing and utilizing genome editing technology in the human health sector. Several companies have obtained FDA approval for autologous immunotherapies, and a number of companies are pursuing allogeneic immunotherapies. We expect that our operations focused on developing products for in vivo gene editing will face substantial competition from others focusing on gene therapy treatments, especially those that may focus on conditions that our product candidates target. Moreover, any human therapeutics products that we develop alone or with collaborators will compete with existing standards of care for the diseases and conditions that our product candidates target and other types of treatments, such as small molecule, antibody or protein therapies.

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

Risks Related to Our Organization, Structure and Operations

We may experience difficulties in managing the needs of our business, which could disrupt our operations.

As of June 30, 2023, we had 192 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

Management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing our personnel needs. Due to our limited financial resources and the limited experience of our management team in managing a company with anticipated growth, we may not be able to effectively manage the expected demands of our operations or recruit and train additional qualified personnel. Moreover, addressing our personnel needs may lead to significant costs and may divert our management and business development resources from other projects, such as the development of product candidates. If we are not able to effectively manage our operations, it may result in weaknesses in our infrastructure, increase our expenses more than expected, or give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity. Our future financial performance, ability to successfully commercialize any of our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth and then applicable needs.

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

We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. For example, we are party to the Lilly/Prevail Agreement and Novartis Agreement. Under these agreements, we are focused on research and development of in vivo gene editing products that utilize or incorporate our ARCUS nucleases. Our potential collaborators for other product research and development arrangements likely include large and mid-size pharmaceutical and biotechnology companies, and our potential collaborators for other technology research and development arrangements likely include universities and other research institutions.

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

Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we do enter into additional collaboration agreements, the negotiated terms may force us to relinquish rights that diminish our potential profitability from development and commercialization of the subject product candidates or others. If we are unable to enter into additional collaboration agreements, or to maintain existing collaborations, we may have to curtail the research and development of the product candidate or technology for which we are seeking to collaborate, reduce or delay research and development programs, delay potential commercialization timelines, reduce the scope of any sales or marketing activities or undertake research, development or commercialization activities at our own expense. For example, in January 2023, we announced that, based on our new prioritized focus, as well as the evolving treatment paradigm for PH1, we have decided to look for a partner in the kidney disease arena for further potential development of PBGENE-PH1 and will no longer develop the program on its own. If we are unable to enter into an appropriate collaboration with respect to PH1 on a timely basis, on acceptable terms, or at all, we may choose to cease related research and development activities. In addition, in July 2023, we announced that we are in discussions with potential strategic partners for our cell therapy assets, including hematologic and non-hematologic applications, which may not be successful on acceptable terms, if at all. If we elect to increase our expenditures to fund research, development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all.

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

Global credit and financial markets have experienced extreme volatility and disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, exchange rate impacts and uncertainty about economic stability, and similar deterioration in the credit and financial markets and confidence in economic conditions may occur in the future. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to obtain sufficient funding on a timely basis or on favorable terms, we may be required to significantly delay, alter reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy, or capitalize on business opportunities as desired.

In addition, there is a risk that one or more of our current service providers, manufacturers or others with whom we have strategic relationships may not survive any difficult economic times, which could directly affect our ability to attain our operating goals.

As of June 30, 2023, we had cash and cash equivalents of $137.8 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since June 30, 2023, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may, from time to time, have bank deposits at financial institutions in excess of FDIC insured limits. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Delisting our common stock may make it more difficult for us to raise capital on favorable terms in the future and would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. If for any reason our common stock does not maintain eligibility for listing on Nasdaq, we may list our common stock elsewhere, such as one of the over-the-counter markets, which are generally considered less liquid and more volatile than a national securities exchange, and could mean that certain institutional investors could no longer hold or purchase our stock, and as a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This could materially and adversely affect the liquidity of our common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of equity securities by the Company during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	10-Q	001-38841	3.2	11/10/2020

4.1	Form of Indenture.	S-3	333-272540	4.3	6/9/2023

10.1†	Amended and Restated Development and License Agreement between Eli Lilly and Company and Precision BioSciences, Inc., dated June 30, 2023.	8-K	001-38841	10.1	7/6/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: August 4, 2023	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: August 4, 2023	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer)