Form 10-Q
period 2023-09-30
PRECISION BIOSCIENCES INC
filed 2023-11-07
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000005 per share	DTIL	The Nasdaq Capital Market

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

As of November 1, 2023, the registrant had 118,935,191 shares of common stock, $0.000005 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, use and development of Licensed Products (as defined herein), planned preclinical studies and clinical trials, or discontinuance thereof, the status and results of our preclinical studies, expected release of interim data, expectations regarding the use and effects of ARCUS, including in connection with in vivo genome editing, collaborations and potential new partnerships or alternative opportunities for our product candidates, potential new application filings and regulatory approvals, research and development costs, timing, expected results and likelihood of success, plans and objectives of management for future operations, as well as the impact of the COVID-19 pandemic and variants thereof may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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

•
our or our collaborators’ or other licensees’ ability to advance product candidates into, and successfully design, implement and complete, clinical or field trials;
•
potential manufacturing problems associated with the development or commercialization of any of our product candidates;
•
delays or difficulties in our or our collaborators’ ability to enroll patients;
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
•
the success of our existing collaboration and other license agreements and our ability to enter into new collaboration arrangements;
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
•
market and economic conditions; and
•
risks related to ownership of our common stock, including fluctuations in our stock price; and
•
our ability to meet the requirements of and maintain listing of our common stock on NASDAQ or other public stock exchanges.

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
•
ARCUS is a novel technology, making it difficult to predict the time, cost and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of most of our product candidates in humans.
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
•
Any product candidates that we or our collaborators or other licensees may develop will be novel and may be complex and difficult to manufacture, and if we experience manufacturing problems, it could result in delays in development and commercialization of such product candidates or otherwise harm our business.
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
•
Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Part I. Financial information

Item 1. Financial Statements.

Precision Biosciences, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$122,231	$189,576
Accounts receivable	3,510	720
Prepaid expenses	8,075	6,025
Convertible note receivable	11,687	—
Other current assets	349	1,228
Current assets of discontinued operations	—	1,556
Total current assets	145,852	199,105
Property, equipment, and software—net	8,739	11,815
Intangible assets—net	977	731
Right-of-use assets—net	1,076	1,964
Investment in equity securities	1,807	2,576
Equity method investment	—	2,172
Note receivable—net	5,659	7,234
Other assets	234	226
Noncurrent assets of discontinued operations	—	12,346
Total assets	$164,344	$238,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$531	$653
Accrued compensation	3,828	5,104
Accrued research and development expenses	1,468	1,827
Deferred revenue	17,445	46,192
Lease liabilities	1,494	1,678
Loan payable—net	22,365	—
Other current liabilities	1,845	745
Current liabilities of discontinued operations	1,641	3,465
Total current liabilities	50,617	59,664
Deferred revenue	73,898	82,872
Lease liabilities	—	1,059
Long term debt—net	—	22,223
Other liabilities	766	201
Contract liabilities	10,000	10,000
Noncurrent liabilities of discontinued operations	—	1,717
Total liabilities	135,281	177,736
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 116,490,480 shares issued and 115,680,008 shares outstanding as of September 30, 2023; 111,774,507 shares issued and 110,964,035 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	503,356	489,696
Accumulated deficit	(473,342)	(428,312)
Treasury stock	(952)	(952)
Total stockholders’ equity	29,063	60,433
Total liabilities and stockholders’ equity	$164,344	$238,169

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$13,120	$7,363	$41,689	$14,500
Operating expenses
Research and development	15,850	11,758	39,986	33,439
General and administrative	9,633	10,281	30,549	31,260
Total operating expenses	25,483	22,039	70,535	64,699
Operating loss	(12,363)	(14,676)	(28,846)	(50,199)
Other income (expense):
Loss from equity method investment	(1,350)	(1,782)	(4,060)	(4,183)
Gain (loss) on changes in fair value	311	—	(458)	—
Interest expense	(576)	(405)	(1,651)	(625)
Interest income	1,870	1,172	5,859	1,536
(Loss) gain on disposal of assets	(2)	—	63	(11)
Total other income (expense)	253	(1,015)	(247)	(3,283)
Loss from continuing operations	(12,110)	(15,691)	(29,093)	(53,482)
Income (loss) from discontinued operations (including gain on disposal of $8,446 during the three and nine months ended September 30, 2023)	4,031	(8,255)	(15,937)	(29,667)
Net loss	$(8,079)	$(23,946)	$(45,030)	$(83,149)

Net loss per share - basic and diluted	$(0.07)	$(0.22)	$(0.40)	$(1.04)
Weighted-average shares of common stock outstanding - basic and diluted	115,174,752	110,849,196	113,539,440	80,127,701

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- December 31, 2021	61,712,577	$—	$408,795	$(316,675)	$(952)	$91,168
Stock option exercises	233,001	—	340	—	—	340
Issuance of common stock under employee stock purchase plan	78,060	—	282	—	—	282
Share-based compensation expense	—	—	4,390	—	—	4,390
Proceeds from issuance of common stock, net of issuance cost	561,405	—	1,647	—	—	1,647
Net loss	—	—	—	(28,168)	—	(28,168)
Balance- March 31, 2022	62,585,043	$—	$415,454	$(344,843)	$(952)	$69,659
Stock option exercises	78,234	—	38	—	—	38
Share based compensation expense	—	—	5,138	—	—	5,138
Proceeds from issuance of common stock, net of issuance cost	36,274,651	—	47,670	—	—	47,670
Issuance of common stock to collaboration partners	12,407,440	—	11,553	—	—	11,553
Restricted stock units vested	260,137	—	—	—	—	—
Net loss	—	—	—	(31,035)	—	(31,035)
Balance- June 30, 2022	111,605,505	$—	$479,853	$(375,878)	$(952)	$103,023
Stock option exercises	19,124	—	9	—	—	9
Share based compensation expense	—	—	5,133	—	—	5,133
Issuance of common stock to collaboration partners	116,612	—	160	—	—	161
Restricted stock units vested	3,978	—	—	—	—	—
Net loss	—	—	—	(23,946)	—	(23,946)
Balance- September 30, 2022	111,745,219	$—	$485,155	$(399,824)	$(952)	$84,380

Balance- December 31, 2022	111,774,507	$1	$489,696	$(428,312)	$(952)	60,433
Stock option exercises	51,492	—	30	—	—	30
Issuance of common stock under employee stock purchase plan	280,196	—	266	—	—	266
Share-based compensation expense	—	—	4,092	—	—	4,092
Restricted stock units vested	503,214	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance cost	540,484	—	416	—	—	416
Net loss	—	—	—	(25,060)	—	(25,060)
Balance- March 31, 2023	113,149,893	$1	$494,500	$(453,372)	$(952)	$40,177
Share-based compensation expense	—	—	3,874	—	—	3,874
Proceeds from issuance of common stock, net of issuance cost	2,325,730	—	1,881	—	—	1,881
Restricted stock units vested	405,366	—	—	—	—	—
Net loss	—	—	—	(11,891)	—	(11,891)
Balance- June 30, 2023	115,880,989	$1	$500,255	$(465,263)	$(952)	$34,041
Issuance of common stock under employee stock purchase plan	264,533	—	104	—	—	104
Share-based compensation expense	—	—	3,105	—	—	3,105
Proceeds from issuance of common stock, net of issuance cost	344,958	—	(108)	—	—	(108)
Net loss	—	—	—	(8,079)	—	(8,079)
Balance- September 30, 2023	116,490,480	$1	$503,356	$(473,342)	$(952)	$29,063

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(45,030)	$(83,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,538	5,838
Share-based compensation	11,071	14,661
(Gain) loss on disposal of assets	(63)	58
Gain on disposal of business	(8,446)	—
Non-cash interest expense	315	210
Amortization of right-of-use assets	1,161	891
Loss on changes in fair value	458	—
Loss from equity method investment	4,060	4,183
Amortization of discount on note receivable	(313)	(264)
Changes in operating assets and liabilities:
Prepaid expenses	(1,047)	5,142
Accounts receivable	(2,773)	(227)
Other assets and other current assets	1,539	(4,689)
Accounts payable	(495)	(187)
Other liabilities and other current liabilities	(3,101)	(2,237)
Deferred revenue	(37,721)	37,209
Lease liabilities and right-of-use assets	(844)	(1,349)
Net cash used in operating activities	(75,691)	(23,910)
Cash flows used in investing activities:
Proceeds from disposal of business	8,000	—
Proceeds from sale of equipment	70	—
Purchases of property, equipment and software	(1,983)	(2,687)
Purchases of intangible assets	(300)	—
Net cash provided by (used in) investing activities	5,787	(2,687)
Cash flows provided by financing activities:
Proceeds from stock option exercises	30	387
Proceeds from employee stock purchase plan	370	443
Proceeds from offering of common stock, net of issuance costs	2,159	49,345
Proceeds from offering of common stock to collaboration partners	—	25,000
Borrowings from revolving credit facility, net of issuance costs paid to lender	—	19,810
Net cash provided by financing activities	2,559	94,985
Net (decrease) increase in cash and cash equivalents	(67,345)	68,388
Cash and cash equivalents—beginning of period	189,576	143,663
Cash and cash equivalents —end of period	$122,231	$212,051

Supplemental disclosures of noncash activities:
Fair value of convertible note received from disposal of business	$11,366	$—
Property, equipment and software additions included in accounts payable and other current liabilities	$—	$232
Cash paid for interest	$1,491	$422

See notes to condensed financial statements

Precision BioSciences, Inc.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Precision BioSciences, Inc. (the “Company”) was incorporated on January 26, 2006 under the laws of the State of Delaware and is based in Durham, North Carolina. The Company is a gene editing company dedicated to improving life by developing in vivo therapies for genetic and infectious diseases with the application of the Company’s wholly owned proprietary ARCUS genome editing platform.

Since its inception, the Company has devoted substantially all of its efforts to research and development activities, recruiting skilled personnel, establishing its intellectual property portfolio and providing general and administrative support for these operations. The Company is subject to a number of risks similar to those of other companies conducting early-stage research and development of product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, obtain regulatory approval of its products, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of September 30, 2023 and condensed results of operations for the three and nine months ended September 30, 2023 and 2022 and the condensed cash flows for the nine months ended September 30, 2023 and 2022, have been made. The Company’s condensed results of operations for the three and nine months ended September 30, 2023 and the condensed cash flows for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2023.

Discontinued Operations

In August 2023, the Company announced its strategic decision to operate as a single platform company focused exclusively on developing in vivo gene editing therapies with the completion of the sale of its chimeric antigen receptor ("CAR") T infrastructure to Imugene Limited, an Australian corporation (“Imugene Limited”), and its wholly owned subsidiary Imugene (USA) Inc. (“Imugene US”), a Nevada corporation (collectively, “Imugene”). Additionally, the Company licensed its lead allogeneic CAR T candidate for cancer, azercabtagene zapreleucel (“azer-cel”), to Imugene.

Accordingly, the accompanying condensed financial statements have been recast for all periods presented to reflect the assets, liabilities and expenses related to the Company’s CAR T programs as discontinued operations (see Note 4, Discontinued Operations). The accompanying condensed financial statements are generally presented in conformity with the Company's historical format.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the nine months ended September 30, 2023, the Company recorded cumulative catch up adjustments on its contracts with customers that increased revenue recognition by $9.7 million; the cumulative catch-up adjustments resulted from a decrease in total estimated effort required to satisfy performance obligations and an increase in variable consideration included in the transaction price related to estimated fees to be received from customers. During the nine months ended September 30, 2023, the Company recorded $41.7 million in revenue that was included in deferred revenue as of December 31, 2022.

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

Collaborative Arrangements and License Agreements – The Company has entered into collaboration and license agreements, which are within the scope of ASC 606, to discover, develop, manufacture and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (1) licenses, or options to obtain licenses, to use the Company’s technology, (2) research and development activities to be performed on behalf of the collaboration partner, and (3) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments the Company receives under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; clinical and development, regulatory, and sales milestone payments; and royalties on future product sales.

The Company analyzes its collaboration and license arrangements to assess whether the collaboration and license agreements are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration and license arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, are within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above.

For additional discussion of accounting for collaboration revenues, see Note 2, Collaboration and License Agreements.

NOTE 2: COLLABORATION AND LICENSE AGREEMENTS

Sale of Azer-cel CAR T Platform to Imugene

On August 15, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Imugene. Pursuant to and simultaneously with the execution of the Purchase Agreement, on August 15, 2023 (the “Closing Date”), Imugene US acquired the Company’s manufacturing infrastructure used in the development and manufacture of azer-cel, including assuming the lease to the Company’s manufacturing facility and certain contracts of the Company with respect to the Company’s manufacturing facility, and related equipment, supplies, azer-cel clinical trial inventory and other assets related to the Company’s CAR T cell therapy platform (the “Acquired Assets”). As part of the Purchase Agreement, Imugene US hired a number of employees of the Company who were associated with the Company’s CAR T cell therapy business.

In consideration for the Acquired Assets, Imugene US assumed certain liabilities of the Company, paid the Company $8 million in cash, and issued to the Company convertible notes pursuant to the terms and conditions set forth in the Convertible Note Subscription Deed (collectively, the "Imugene Convertible Note") in an aggregate principal amount of $13 million. The Imugene Convertible Note is non-interest bearing and matures on the first anniversary of the Closing Date (the "Maturity Date"). On the Maturity Date, the Imugene Convertible Note will be redeemed with cash, converted into ordinary shares of Imugene Limited at a conversion price based on the 10-day volume weighted average price of Imugene Limited’s ordinary shares prior to the date of conversion, or partially redeemed with cash and partially converted into shares, at Imugene's discretion.

The Purchase Agreement also includes customary representations and warranties, as well as indemnification rights for breaches of representations, warranties, and covenants, as well as certain other matters, subject to customary deductibles, caps, and other limitations.

Additionally, the Company and Imugene US entered into a License Agreement (the “Imugene License”) on the Closing Date, pursuant to which the Company granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of the Company’s allogeneic CAR T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the License Agreement, pursuant to the terms of the License Agreement.

In addition, under the License Agreement, the Company is eligible to receive milestone payments of up to an aggregate of $206 million for azer-cel, inclusive of a payment of $8 million in cash and equity upon successful completion of the Phase 1b dosing in the CAR T relapsed large B cell lymphoma (“LBCL”) patient population. For azer-cel, the Company is eligible to receive double-digit royalties on net sales. For up to three additional research programs to be developed by Imugene, the Company is eligible for up to $145 million in milestone payments and, if licensed products are approved and sold, tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of such licensed products. In addition, the Company is eligible to receive mid-single digit percentage-based fees for certain change of control transactions involving Imugene and for partnering transactions involving a licensed product. Imugene’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following the first commercial sale of the respective licensed product.

Unless earlier terminated, the License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. The Company may terminate the entire License Agreement due to a challenge to its patents brought by Imugene and a breach by Imugene in any material respect of the License Agreement, the Purchase Agreement or any related transaction documents. The Company may also terminate the License Agreement with respect to azer-cel if Imugene fails to initiate certain development activities with respect to azer-cel by a specified date, if Imugene fails to expend certain amounts on the development of azer-cel or if Imugene ceases active development of azer-cel for a specified period of time. Either party may terminate the License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the agreement or (ii) the other party’s insolvency.

In connection with the Purchase Agreement and the License Agreement, the Company and Imugene have entered into other related agreements and documents, including a registration rights agreement, a transition services agreement, a sublease for laboratory space at the Company’s headquarters and a parent company guaranty from Imugene Limited.

The cash received from Imugene and the fair value of the Imugene Convertible Note issued to the Company by Imugene in consideration for the assets purchased through the Purchase Agreement were included in the calculation of gain on disposal included in discontinued operations.

The Company assessed the Imugene License in accordance with ASC 606 and concluded that the promises in the Imugene License represent a transaction with a customer. The Company has concluded that the Imugene License contains the following promises: (i)

the license to develop, manufacture, and commercialize oncological applications of the azer-cel and up to three additional research product candidates and (ii) JSC ("Joint Steering Committee") Participation. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. Accordingly, the Company concluded that the promise of the license is a single performance obligation.

The Company concluded the Imugene License represents functional intellectual property in accordance with ASC 606 given the Company will not be providing any additional services to Imugene outside of the right to use the licensed intellectual property. As of September 30, 2023, management has constrained all variable consideration related to milestone payments in the Imugene License given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License during the three and nine months ended September 30, 2023.

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

During the three and nine months ended September 30, 2023 the Company recognized revenue under the Novartis Agreement of $7.6 million and $18.2 million, respectively. During the three and nine months ended September 30, 2022 the Company recognized $3.6 million of revenue under the Novartis Agreement. Deferred revenue related to the Novartis Agreement amounted to $36.6 million and $54.2 million as of September 30, 2023 and December 31, 2022, respectively, of which $9.2 million and $27.9 million, respectively, was included in current liabilities within the condensed balance sheets.

Development and License Agreement with Prevail

On November 19, 2020, the Company entered into a development and license agreement with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating the Company’s ARCUS nucleases to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders, which was subsequently assigned to Prevail Therapeutics Inc., a wholly-owned subsidiary of Eli Lilly and Company (“Prevail”), effective November 1, 2022 (the “Original Prevail Agreement”).

On June 30, 2023, the Company entered into an amended and restated development and license agreement (the “Prevail Agreement”) with Prevail. The Prevail Agreement amends and restates the Original Prevail Agreement. Pursuant to the terms of the Prevail Agreement, Prevail and the Company will continue to collaborate on developing the Company’s ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including Duchenne muscular dystrophy, a liver-directed target, and a central nervous system directed target. Prevail also continues to have the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years. Prevail may extend the nomination period for an additional two years from the date on which such initial nomination period ends, upon Prevail’s election and payment of an extension fee. Additionally, Prevail has the option to replace up to two gene targets upon Prevail's election and payment of a replacement target fee.

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

In connection with the closing of the Original Prevail Agreement on January 6, 2021, the Company received an upfront cash payment of $100.0 million. Under the Prevail Agreement, the Company will also be eligible to receive milestone payments of up to an aggregate of $390 million to $395 million per licensed product, a decrease from $420 million as provided in the Original Prevail Agreement, as well as nomination fees for additional and replacement targets and certain research funding. This change reflects Prevail’s increased involvement in pre-clinical activities. The terms of potential nomination fees for additional targets and royalties on worldwide net sales of licensed products for which the Company may become eligible, as well as the terms of the Company’s right to elect to co-fund the clinical development of one licensed product under the Original Prevail Agreement, are not modified by the terms of the Prevail Agreement. If licensed products resulting from the collaboration are approved and sold, the Company will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Prevail’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product. Simultaneously with the entry into the Original Prevail Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Lilly Share Purchase Agreement”), pursuant to which Lilly purchased 3,762,190 shares of the Company’s common stock for a purchase price of $35.0 million. Management concluded that the Lilly Share Purchase Agreement was to be combined with the Original Prevail Agreement for accounting purposes. Of the total $135.0 million upfront compensation, the Company applied equity accounting guidance to measure the $27.7 million recorded in equity upon the issuance of the shares, and $107.3 million was identified as the transaction price allocated to the revenue arrangement.

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

During the three months ended September 30, 2023 and 2022, the Company recognized revenue under the Prevail Agreement of $5.5 million and $3.8 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue under the Prevail Agreement of $23.4 million and $10.9 million, respectively. Deferred revenue related to the Prevail Agreement was $54.7 million and $74.8 million as of September 30, 2023 and December 31, 2022, respectively, of which $8.2 million and $18.3 million, respectively, was included in current liabilities within the condensed balance sheets.

Development and License Agreement with iECURE

In August 2021, the Company and iECURE, Inc. ("iECURE") entered into a development and license agreement (the “iECURE DLA”) under which iECURE was to advance the Company’s PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in order to gain access to a license to use the Company's PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases, including ornithine transcarbamylase (“OTC”) deficiency (the "PCSK9 License"). Simultaneously with the entry into the iECURE DLA, the Company and iECURE entered into an equity issuance agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued the Company common stock in iECURE as additional consideration for the PCSK9 license. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

The Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the nine months ended September 30, 2023, the Company recorded a $0.8 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity issued in such period. There was no assessed change in the fair value of the iECURE equity during the nine months ended September 30, 2022.

The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through the Phase 1 clinical trial (the “PCSK9 Prepaid”) was recorded to the prepaid expenses and other assets line items of the condensed balance sheets. The PCSK9 Prepaid was amortized to research and development expense on a pro-rata basis as iECURE incurred costs to progress the PBGENE-PCSK9 candidate through a Phase 1 clinical trial. During the nine months ended September 30, 2022, the Company recognized $1.7 million of research and development expense related to amortization of the PCSK9 Prepaid. The remaining unamortized PCSK9 Prepaid was fully impaired during the year ended December 31, 2022 as the Company made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia with iECURE as its partner in December 2022. Accordingly, there was no PCSK9 Prepaid balance as of September 30, 2023 or December 31, 2022.

NOTE 3: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2006 Stock Incentive Plan (the “2006 Plan”) and its 2015 Stock Incentive Plan (the “2015 Plan”). As of September 30, 2023 there were 1,496,960 stock options outstanding under the 2006 Plan and 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 7,074,948 stock options and 7,045,381 restricted stock units ("RSUs") outstanding as of September 30, 2023.

The number of shares available for issuance under the 2019 Plan initially equaled 4,750,000 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of September 30, 2023, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 11,028,560 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of September 30, 2023, 2,485,241 shares were available to be issued under the 2019 Plan.

Up to 525,000 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of September 30, 2023, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 2,757,139 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2023, we had issued 992,516 shares under the 2019 ESPP. As of September 30, 2023, 2,289,623 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of $0.1 million during the nine months ended September 30, 2023 and 2022.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 9,000,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of September 30, 2023, 5,795,923 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 2,980,415 stock options outstanding as of September 30, 2023.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee	$2,742	$4,215	$9,802	$11,977
Nonemployee	363	918	1,269	2,684
	$3,105	$5,133	$11,071	$14,661

Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$914	$2,069	$3,515	$6,227
General and administrative	2,191	3,064	7,556	8,434
	$3,105	$5,133	$11,071	$14,661

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant using the following inputs:

Nine Months Ended September 30,
2023
Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	86.90%
Weighted-average risk-free interest rate	3.71%
Expected term of options (in years)	5.85
Weighted-average fair value per option	$0.68

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

The following table summarizes activity in the Company’s stock option plans for the nine months ended September 30, 2023:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2022	13,722,852	$6.37
Granted	453,481	0.92
Exercised	(51,492)	0.58
Forfeited/canceled	(2,572,518)	7.35
Balance as of September 30, 2023	11,552,323	$5.96

The intrinsic value of stock options exercised was less than $0.1 million and $0.7 million during the nine months ended September 30, 2023 and 2022, respectively.

The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2023:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2022	3,619,284	$3.55
Granted	4,836,950	1.15
Forfeited	(502,273)	3.87
Vested	(908,580)	5.03
Unvested RSUs as of September 30, 2023	7,045,381	$1.69

There was approximately $20.2 million of total unrecognized compensation cost related to unvested stock options and RSUs as of September 30, 2023, which is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 4: DISCONTINUED OPERATIONS

The Company determined that the separation of its cell therapy business qualified for discontinued operations accounting treatment in accordance with ASC 205-20.

The historical consolidated balance sheet and statements of operations of the Company and the related notes to the consolidated financial statements have been presented as discontinued operations in the consolidated financial statements and prior periods have been recast. Discontinued operations include results of the Company’s cell therapy business.

The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Current assets of discontinued operations
Prepaid expenses	—	1,527
other current assets	—	29
Total current assets of discontinued operations	—	1,556
Noncurrent assets of discontinued operations
Property, equipment, and software - net	—	8,375
Intangible assets—net	—	617
Right-of-use assets—net	—	1,010
Other assets	—	2,344
Total noncurrent assets of discontinued operations	—	12,346
Total assets of discontinued operations	—	13,902

Current liabilities of discontinued operations
Accounts payable	199	572
Accrued compensation	—	1,155
Accrued research and development expenses	1,442	1,379
Lease liabilities	—	359
Total current liabilities of discontinued operations	1,641	3,465
Noncurrent liabilities of discontinued operations
Lease liabilities	—	1,717
Total noncurrent liabilities of discontinued operations	—	1,717
Total liabilities of discontinued operations	1,641	5,182

The following table summarizes the results of operations of the discontinued operations for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Classes of expenses constituting income (loss) from discontinued operations
Research and development expense	(4,415)	(8,201)	(24,383)	(29,428)
General and administrative expense	—	(54)	—	(192)
Loss on disposal of assets	—	—	—	(47)
Loss from discontinued operations related to classes of expenses	(4,415)	(8,255)	(24,383)	(29,667)
Gain from disposal of discontinued operations	8,446	—	8,446	—
Income tax benefit from discontinued operations	—	—	—	—
Income (loss) from discontinued operations	4,031	(8,255)	(15,937)	(29,667)

The following table presents the significant non-cash items and proceeds from sales of assets for the discontinued operations related to for the nine months ended September 30, 2023 and 2022 that are included in the accompanying condensed consolidated statements of cash flows:

	Nine months ended September 30,
	2023	2022
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,566	1,923
Share-based compensation	713	2,174
Gain on disposal of business	(8,446)	—
Cash flows provided by (used in) investing activities
Proceeds from disposal of business	8,000	—

NOTE 5: Elo Transaction

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

The Company owned approximately 37% of New Elo's voting shares as of September 30, 2023 and December 31, 2022. The Company’s proportionate share of New Elo’s net loss for the nine months ended September 30, 2023 and 2022 was $4.1 million and $4.2 million, respectively. As the Company's cumulative proportionate share of New Elo's net loss exceeded the carrying value of the Investment in New Elo, the carrying value of the Investment in New Elo has been reduced to $0. In accordance with ASC 323, the Company will continue to record its proportionate share of New Elo's net loss in the condensed statement of operations along with a corresponding reduction in the carrying value of the Note Receivable.

Note Receivable

The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the New Elo’s Amended and Restated Certificate of Incorporation). The Note Receivable accrues interest at 2.00% per annum and is payable annually on December 17th.

As of September 30, 2023, the carrying value of the Note Receivable was $5.7 million including a $1.9 million decrease in the carrying value as a result of equity method investment losses. The remaining $4.3 million discount on the Note Receivable will be amortized to interest income over the life of the Note.

NOTE 6: Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023 as the Company incurred losses for the nine months ended September 30, 2023 and expects to continue to incur losses through the remainder of fiscal year ending December 31, 2023, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2023, the Company had no uncertain tax positions that required the establishment of a reserve.

NOTE 7: NET LOSS PER SHARE

The Company calculates basic net loss per share by dividing net loss for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of unvested RSUs, stock options and unsettled ESPP contributions that are outstanding during the period, except where such securities would be anti-dilutive. The Company’s diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2023 and 2022 given all potential shares of common stock are anti-dilutive as a result of the net loss for all reporting periods.

The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss from continuing operations (in thousands)	$(12,110)	$(15,691)	$(29,093)	$(53,482)
Income (loss) from discontinued operations (in thousands)	$4,031	$(8,255)	$(15,937)	$(29,667)
Net loss (in thousands)	$(8,079)	$(23,946)	$(45,030)	$(83,149)

Weighted-average common shares outstanding basic and diluted	115,174,752	110,849,196	113,539,440	80,127,701

(Loss) earnings per share basic and diluted:
Loss from continuing operations	(0.11)	(0.14)	(0.26)	(0.67)
Income (loss) from discontinued operations	0.04	(0.08)	(0.14)	(0.37)
Net loss per share, basic and diluted	$(0.07)	$(0.22)	$(0.40)	$(1.04)

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested RSUs	7,167,304	2,192,105	7,002,911	1,898,925
Stock Options	256,705	1,406,185	272,794	2,024,854
Unsettled ESPP Contributions	26,937	14,880	8,979	4,960
Total common stock equivalents excluded from diluted net loss per share	7,450,946	3,613,170	7,284,684	3,928,739

NOTE 8: FAIR VALUE MEASUREMENTS

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

September 30, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,756	$18,756	$—	$—
Investment in iECURE	1,807	—	—	1,807
Imugene Convertible Note	11,687	—	—	11,687
	$32,250	$18,756	$—	$13,494

Liabilities:
Final payment fee	210	$—	$210	$—
	$210	$—	$210	$—

December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$868	$868	$—	$—
Repurchase agreements	40,000	—	40,000	—
Investment in iECURE	2,576	—	—	2,576
	$43,444	$868	$40,000	$2,576

Liabilities:
Final payment fee	$199	$—	$199	$—
	$199	$—	$199	$—

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 (in thousands):

	Investment in iECURE	Imugene Convertible Note	Total
Balance December 31, 2022	$2,576	$—	$2,576
Additions	—	11,366	$11,366
Gains (losses) included in earnings	(769)	321	$(448)
Balance September 30, 2023	$1,807	$11,687	$13,494

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of September 30, 2023 the Company held cash equivalents which were composed of investments in money market funds. As of December 31, 2022, the Company held cash equivalents which were composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets. Investments in repurchase agreements are classified within Level 2 of the fair value hierarchy as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE issued the Company common stock in iECURE (the “iECURE equity”) as additional consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases. On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the nine months ended September 30, 2023, the Company recorded a $0.8 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity issued in such period. There was no assessed change in the fair value of the iECURE equity during the nine months ended September 30, 2022.

The Company classifies the iECURE equity within Level 3 of the fair value hierarchy as the assessed fair value was based on significant unobservable inputs included in a third-party valuation analysis given iECURE equity is not traded on a public exchange.

Imugene Convertible Note

As partial consideration for the assets acquired by Imugene in connection with the Purchase Agreement, Imugene issued to the Company the Imugene Convertible Note in an aggregate principal amount of $13 million. The Imugene Convertible Note is non-interest bearing and matures on August 15, 2024. On the Maturity Date, the Imugene Convertible Note must be redeemed with cash, converted into ordinary shares of Imugene Limited at a conversion price based on the 10-day volume weighted average price of Imugene Limited’s ordinary shares prior to the date of conversion, or partially redeemed with cash and partially converted into shares, at Imugene's discretion.

The Company classifies the Imugene Convertible Note within Level 3 of the fair value hierarchy as the assessed fair value is based on significant unobservable inputs including a discount for lack of marketability calculated using an option pricing model.

Final Payment Fee

The Company is required to pay a final payment fee upon maturity of the Revolving Line (as defined in Note 9, Debt, below). The final payment fee was determined to be a derivative under ASC 815, therefore these fees were initially measured at fair value and recorded as debt discount to be amortized to interest expense over the term of the Revolving Line. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). There was an assessed loss on change in fair value of the final payment fee of less than $0.1 million during the nine months ended September 30, 2023.

The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the Company’s current borrowing rate. The final payment fee is included in other current liabilities within the condensed balance sheet as of September 30, 2023 and other noncurrent liabilities within the condensed balance sheet as of December 31, 2022.

NOTE 9: DEBT

Revolving Line

Pursuant to the terms of the loan and security agreement with Pacific Western Bank ("PWB") the Company may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million (as amended from time to time, the “Revolving Line”) at an interest rate equal to the greater of (a) 0.75% above the Prime rate (as defined in the Revolving Line) and (b) 4.25%. As of September 30, 2023, the stated interest rate on the Revolving Line was 9.25% and the effective interest rate was 10.3%.

The Revolving Line maturity date is June 23, 2024 and all outstanding principal amounts are due upon maturity. The Company must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

As of September 30, 2023 and December 31, 2022, $22.5 million in borrowings were outstanding under the Revolving Line and the unamortized debt discount balance was $0.1 million and $0.3 million, respectively.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the condensed balance sheets as of September 30, 2023 and December 31, 2022.

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

In May 2023, the Company commenced a lease for additional space at its Manufacturing Center for Advanced Therapeutics ("MCAT" facility (the "Expansion Space"). As such, the Company recorded an operating right-of-use asset and an operating lease liability for the additional leased space.

In accordance with the Purchase Agreement, the lease for the Company's MCAT facility, including the Expansion Space, (collectively the "MCAT Lease") was assigned to Imugene. Accordingly, the MCAT Lease was deemed terminated for accounting purposes and the related right-of-use asset and lease liability were removed from the condensed balance sheets with the corresponding difference being recorded to gain on sale of business.

Additionally, pursuant to the Purchase Agreement, Imugene subleased from the Company space at the Company's headquarters (the "Imugene Sublease"). As the Company is not relieved of its primary obligation to the lessor under the terms of the Imugene Sublease, the Company will continue to carry the related right-of-use assets and lease liabilities on its Condensed Balance Sheets and will net sublease income with lease cost in its condensed statements of operations.

The elements of lease expense were as follows:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Lease Cost
Operating lease cost	$1,410	$1,233
Short-term lease cost	555	448
Variable lease cost	610	559
Sublease income	(45)	—
Total Lease Cost	$2,530	$2,240

Other Information
Operating right-of-use assets obtained in exchange for lease obligations	2,491	—
Operating lease liabilities arising from obtaining right-of-use assets	(1,864)	—

Operating Leases
Weighted average remaining lease term (in years)	0.8	3.1

Operating Leases
Weighted average discount rate	8.0%	7.8%

Future lease payments under non-cancelable operating leases with terms of greater than one year as of September 30, 2023, were as follows:

(in thousands)	September 30, 2023
2023 (excluding the nine months ended September 30, 2023)	$459
2024	1,080
2025	—
2026	—
2027	—
Total lease payments	1,539
Less: imputed interest	45
Total operating lease liabilities	$1,494

Guarantees

The Company agreed to act as a guarantor of Imugene's assumption of the MCAT lease through the lease expiration date of August 31, 2027. If Imugene fails to pay rent due on the MCAT Lease, the lessor may have contractual recourse against the Company.

As of September 30, 2023, the Company's guarantee consists of a contingent liability for aggregate minimum lease payments of approximately $6.1 million. No contract liability for the Company's guarantee of Imugene's performance on the MCAT lease was recorded as of September 30, 2023,as it was not deemed probable that Imugene will be in default under the MCAT Lease.

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

NOTE 11: CAPITAL STRUCTURE

On April 1, 2019, the Company filed an amendment to its amended and restated certificate of incorporation pursuant to which, among other things, the Company increased its authorized shares to 210,000,000 shares of capital stock, of which 200,000,000 shares were designated as $0.000005 par value common stock and 10,000,000 shares were designated as $0.0001 par value preferred stock.

NOTE 12: SEGMENT REPORTING

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

NOTE 13: SUBSEQUENT EVENTS

On October 16, 2023, the Company and Venable Historic, LLC, successor-in-interest to Venable Tenant, LLC (the “Landlord”), entered into a Tenth Amendment to Lease Agreement (the “Lease Amendment”), which amended certain terms of the Lease Agreement dated April 5, 2010, as amended (the “Original Lease”) with respect to the Company’s office space and laboratory facilities located at 302 East Pettigrew Street in Durham, North Carolina. Among other things, the Lease Amendment extends the term of the Original Lease for an additional period of five years commencing upon August 1, 2024 and up to and through July 31, 2029. The monthly base rent ranges from $23.92 per square foot of rentable area to $37.68 per square foot of rentable area of the premises, representing an annual base rent during the first period of the extension term of approximately $1.9 million. The base rent is subject to an annual upward adjustment of 2.75% or 3.0% (varies by suite) of the then current base rent.

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

Overview

We are an advanced gene editing company dedicated to improving life by developing in vivo therapies for genetic and infectious diseases with the application of our wholly owned proprietary ARCUS genome editing platform. The foundation of ARCUS is a natural homing endonuclease which allows us to replicate precise gene editing as it evolved in nature for sophisticated gene edits, including gene insertion, excision, and elimination. ARCUS is also unique in its relatively small size which potentially allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

In August 2023, we completed a strategic transaction with Imugene Limited (“Imugene Limited”) and its wholly owned subsidiary Imugene (USA) Inc. (“Imugene US” and collectively, “Imugene”) for our lead allogeneic chimeric antigen receptor (“CAR”) T candidate for cancer, azercabtagene zapreleucel (“azer-cel”). In exchange for global rights to azer-cel for cancer, as well as our CAR T infrastructure and experienced cell therapy teams, we received upfront consideration valued at $21 million consisting of cash and equity. We are eligible for an $8 million milestone payment upon successful completion of the Phase 1b dosing in the CAR T relapsed large B cell lymphoma (“LBCL”) patient population, up to $198 million in additional milestone payments and double-digit royalties on net sales of azer-cel, as well as $145 million in milestone payments and tiered royalties for each of the three additional research programs to be developed by Imugene. Imugene has assumed ongoing clinical execution for azer-cel in the LBCL population who have relapsed following autologous CAR T treatment.

We are now solely focused on leveraging our proprietary ARCUS genome editing platform to advance in vivo gene editing programs that go beyond gene knockouts in the liver and carry out more sophisticated edits such as gene insertions, gene excision, and gene elimination, unlocking a broader potential for ARCUS in vivo gene editing in human therapeutics.

We presented two poster presentations at the European Society of Gene & Cell Therapy (“ESGCT”) congress on October 25 and 26, 2023, in Brussels, Belgium, “Unique features of ARCUS nucleases enable high efficiency, targeted gene insertion in vivo” and “ARCUS-mediated excision of the “hot spot” region of the human dystrophin gene results in functional improvement in a mouse model of Duchenne muscular dystrophy (“DMD”).”

Our gene editing program PBGENE-HBV, for the potential treatment of chronic hepatitis B virus (“HBV”), remains a top priority, and we expect to submit a clinical trial application (“CTA”) or investigational new drug (“IND”) application in 2024. HBV causes inflammation and damage to the liver, leading to chronic infection and increased risk of death from liver cancer or cirrhosis. There is no cure for chronic hepatitis B and current treatments rarely result in functional cure, primarily due to persistence of viral DNA in the liver. In patients with chronic HBV, genetic material of the virus is converted within infected liver cells into covalently closed circular DNA (“cccDNA”) that acts as a template to make HBV copies. HBV also inserts its DNA into the human genome of infected liver cells. This integrated HBV DNA produces the viral protein, hepatitis B surface antigen (“HBsAg”), which is secreted in the blood. Presence of HBsAg is associated with poorer outcomes and elimination of HBsAg is necessary for functional cure of chronic hepatitis B.

PBGENE-HBV is designed to inactivate cccDNA with direct cuts and edits as well as to inactivate integrated HBV DNA with the goal of long-lasting reductions in HBsAg. We believe specificity is of particular importance for developing a safe gene editing approach to eliminating HBV, as a lack of nuclease specificity can lead to unfavorable off-target results including increased integrations of HBV genomes into the human genome, as well as translocations between integrations. Preclinical data from the PBGENE-HBV program was recently presented in April 2023 at an oral presentation at the Global Hepatitis Summit 2023 and in June 2023 at an oral presentation at the European Association for Study of the Liver (“EASL”) Congress 2023. Data highlighted that ARCUS nucleases exhibited high levels of on-target editing and demonstrated substantial reductions of both intracellular cccDNA and secreted HBsAg with no detectable translocations in primary human hepatocytes.

A late-breaking abstract featuring preclinical data on the PGBENE-HBV program has been accepted for a poster presentation, “Preclinical efficacy and safety of ARCUS-POL nucleases for chronic hepatitis B: a potentially curative strategy,” at the American Association for the Study of Liver Diseases (“AASLD”) Annual Meeting being held in Boston on November 10-14, 2023.

At our R&D Day in September 2023, we announced that we intend to pursue development of PBGENE-PMM as a potential first-in-class opportunity for treatment of m.3243 associated primary mitochondrial myopathy (“PMM”). Mitochondrial diseases are the most common hereditary metabolic disorder, affecting 1 in 4,300 people. PMM currently lacks a curative treatment and impacts approximately 50% of patients with mitochondrial disease. The high specificity and single component nature of our mitoARCUS nucleases are designed to enable specific editing of mutant mitochondrial DNA while allowing normal (wild-type) mitochondrial DNA to repopulate in the mitochondria and restore normal function. We expect to submit a CTA and/or IND application in 2025 with respect to PBGENE-PMM.

Also in September 2023, we received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for U.S. Patent Application No. 18/161,560, titled “Engineered Meganucleases That Target Human Mitochondrial Genomes.” The allowed patent includes composition of matter claims encompassing a mitochondria-targeted ARCUS nuclease (“mitoARCUS”) that is designed to specifically target, cleave, and eliminate mutant mitochondrial DNA comprising an m.3243A>G mutation.

We, along with our collaboration partners, intend to continue to evaluate the ARCUS platform with regards to safety, on-target editing, gene insertion, complex gene edits, and compatibility with viral and non-viral delivery. In June 2023, we entered into an amended and restated development and license agreement (the “Prevail Agreement”) with Prevail, a wholly-owned subsidiary of Eli Lilly and Company. Pursuant to the terms of the Prevail Agreement, we and Prevail will continue to collaborate on developing our ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including DMD and two additional gene targets. We will continue to oversee creation, selection, in vitro development, and optimization of ARCUS nucleases with respect to the gene targets subject to the collaboration. Prevail will oversee and fund preclinical research and IND-enabling activities, which we previously were to conduct at our expense. We believe that shifting portions of the preclinical and IND enabling activities on the collaboration targets to Prevail will allow us to further leverage our core capabilities in nuclease generation, development, and characterization for our internal wholly-owned programs. During the September 2023 R&D Day, we highlighted preclinical data demonstrating the potential of ARCUS in vivo gene editing for large gene excisions and that the edited dystrophin variant was observed in multiple tissue types frequently involved in progression of DMD, including skeletal muscle, heart, and diaphragm, thereby enabling significantly improved muscle function.

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

In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment for neonatal onset ornithine transcarbamylase ("OTC") deficiency. Non-human primate data presented by researchers from the University of Pennsylvania’s Gene Therapy Program demonstrated sustained gene insertion of a therapeutic OTC transgene one-year post-dosing in newborn and infant non-human primates with high efficiency. A CTA and/or IND filing by iECURE for neonatal onset OTC deficiency is expected in the second half of 2023.

Collaboration and License Agreements

Sale of CAR T Platform to Imugene

On August 15, 2023 we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Imugene. Pursuant to and simultaneously with the execution of the Purchase Agreement, on August 15, 2023 (the “Closing Date”), Imugene US acquired our manufacturing infrastructure used in the development and manufacture of azer-cel, including assuming the lease to our manufacturing facility and certain contracts with respect to our manufacturing facility, and related equipment, supplies, azer-cel clinical trial inventory and other assets related to our CAR T cell therapy platform (the “Acquired Assets”). As part of the Purchase Agreement, Imugene US hired a number of the Company’s employees who were associated with our CAR T cell therapy business.

In consideration for the Acquired Assets, Imugene US assumed certain liabilities, paid us $8 million in cash, and issued us convertible notes pursuant to the terms and conditions set forth in the Convertible Note Subscription Deed (collectively, the "Imugene Convertible Note") in an aggregate principal amount of $13 million. The Imugene Convertible Note is non-interest bearing and matures on the first anniversary of the Closing Date (the "Maturity Date"). On the Maturity Date, the Imugene Convertible Note will be redeemed with cash, converted into ordinary shares of Imugene Limited at a conversion price based on the 10-day volume weighted average price of Imugene Limited’s ordinary shares prior to the date of conversion, or partially redeemed with cash and partially converted into shares, at Imugene's discretion.

Additionally, we entered into a License Agreement (the “Imugene License”) with Imugene on the Closing Date, pursuant to which we granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of our allogeneic CAR T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the License Agreement, pursuant to the terms of the License Agreement.

In addition, under the License Agreement, we are eligible to receive milestone payments of up to an aggregate of $206 million for azer-cel, inclusive of a payment of $8 million in cash and equity upon successful completion of the Phase 1b dosing in the CAR T relapsed large B cell lymphoma (“LBCL”) patient population. For azer-cel, we are eligible to receive double-digit royalties on net sales. For up to three additional research programs to be developed by Imugene, we are eligible for up to $145 million in milestone payments and, if licensed products are approved and sold, tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of such licensed products. In addition, we are eligible to receive mid-single digit percentage-based fees for certain change of control transactions involving Imugene and for partnering transactions involving a licensed product. Imugene’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following the first commercial sale of the respective licensed product.

Unless earlier terminated, the License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. We may terminate the entire License Agreement due to a challenge to our patents brought by Imugene and a breach by Imugene in any material respect of the License Agreement, the Purchase Agreement or any related transaction documents. We may also terminate the License Agreement with respect to azer-cel if Imugene fails to initiate certain development activities with respect to azer-cel by a specified date, if Imugene fails to expend certain amounts on the development of azer-cel or if Imugene ceases active development of azer-cel for a specified period of time. Either party may terminate the License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the agreement or (ii) the other party’s insolvency.

In connection with the Purchase Agreement and the License Agreement, we and Imugene have entered into other related agreements and documents, including a registration rights agreement, a transition services agreement, a sublease for laboratory space at our headquarters and a parent company guaranty from Imugene Limited.

We concluded the Imugene License represents functional intellectual property in accordance with ASC 606 given do not expect to provide any additional services to Imugene outside of the right to use the licensed intellectual property. As of September 30, 2023, management has constrained all variable consideration related to milestone payments in the Imugene License given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License during the three and nine months ended September 30, 2023.

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

During the three and nine months ended September 30, 2023 we recognized revenue under the Novartis Agreement of $7.6 million and $18.2 million, respectively. During the three and nine months ended September 30, 2022 we recognized $3.6 million of revenue under the Novartis Agreement. Deferred revenue related to the Novartis Agreement amounted to $36.6 million and $54.2 million as of September 30, 2023 and December 31, 2022, respectively, of which $9.2 million and 27.9 million, respectively, was included in current liabilities within the condensed balance sheets.

Prevail Therapeutics, Inc.

On November 19, 2020, we entered into a development and license agreement with Lilly to collaborate to discover and develop in vivo gene editing products incorporating our ARCUS nucleases to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. This agreement was subsequently assigned to Prevail Therapeutics Inc. (“Prevail”), a wholly-owned subsidiary of Lilly, effective November 1, 2022 (the “Original Prevail Agreement”).

On June 30, 2023, we entered into the Prevail Agreement which amended and restated the Original Prevail Agreement. Pursuant to the terms of the Prevail Agreement, we and Prevail will continue to collaborate on developing our ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including DMD, a liver-directed target, and a central nervous system directed target. Prevail also continues to have the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years. Prevail may extend the nomination period for an additional two years from the date on which such initial nomination period ends, upon Prevail’s election and payment of an extension fee. Additionally, Prevail has the option to replace up to two gene targets upon Prevail's election and payment of a replacement target fee.

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

During the three months ended September 30, 2023 and 2022, we recognized revenue under the Prevail Agreement of $5.5 million and $3.8 million, respectively. During the nine months ended September 30, 2023 and 2022, we recognized revenue under the Prevail Agreement of $23.4 million and $10.9 million, respectively. Deferred revenue related to the Prevail Agreement was $54.7 million and $74.8 million as of September 30, 2023 and December 31, 2022, respectively, of which $8.2 million and $18.3 million, respectively, was included in current liabilities within the condensed balance sheets.

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

We adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the nine months ended September 30, 2023, we recorded a $0.8 million decrease in the carrying value of our iECURE equity to adjust to fair value as a result of dilution from iECURE's Series A-1 equity issued in such period.

The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through the Phase 1 clinical trial (the “PCSK9 Prepaid”) were recorded to the prepaid expenses and other assets line items of the condensed balance sheets. The PCSK9 Prepaid was amortized to research and development expense on a pro-rata basis as iECURE incurred costs to progress the PBGENE-PCSK9 candidate through the Phase 1 clinical trial. During the nine months ended September 30, 2022, we recognized $1.7 million of research and development expense related to amortization of the PCSK9 Prepaid. The remaining unamortized PCSK9 Prepaid was fully impaired during the year ended December 31, 2022 as we made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia with iECURE as our partner in December 2022. Accordingly, there was no PCSK9 Prepaid balance as of September 30, 2023 or December 31, 2022.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. We record revenue from collaboration and license agreements, including amounts related to upfront payments, milestone payments, annual fees for licenses of our intellectual property, and research and development funding.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates. These include the following:

•
salaries, benefits and other related costs, including share-based compensation expense, for personnel engaged in research and development functions;
•
expenses incurred under agreements with third parties, including third parties that conduct preclinical research and development activities on our behalf;
•
costs of manufacturing drug products for use in our preclinical studies, including the costs of contract manufacturing organizations (“CMOs”);

•
costs of outside consultants;
•
costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials;
•
license payments made for intellectual property used in research and development activities; and
•
facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically identifiable to research activities.

We expense research and development costs as incurred. We track external research and development costs by product candidate beginning when it is publicly named as a development program. Internal and external costs that are not identifiable to specific development candidates are included in the platform development expenses category.

Research and development activities are central to our business model. We expect that our research and development expenses will increase over the long term and will comprise a larger percentage of our total expenses as we progress development of our product candidates.

We cannot determine with certainty the duration and costs of future clinical trials for product candidates we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of future clinical trials of our product candidates and other research and development activities that we may conduct;
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

Change in Fair Value

The change in fair value of represents the assessed changes in fair value of the assets and liabilities carried at fair value.

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

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents the gain on the sale of our CAR T infrastructure to Imugene and the results of operations of our historical cell therapy business. We expect to incur continued clinical close-out costs associated with the discontinued CAR T programs.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and September 30, 2022, together with the changes in those items:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Revenue	$13,120	$7,363	$5,757
Operating expenses
Research and development	15,850	11,758	4,092
General and administrative	9,633	10,281	(648)
Total operating expenses	25,483	22,039	3,444
Operating loss	(12,363)	(14,676)	2,313
Other income (expense):
Loss from equity method investment	(1,350)	(1,782)	432
Gain on changes in fair value	311	—	311
Interest expense	(576)	(405)	(171)
Interest income	1,870	1,172	698
(Loss) gain on disposal of assets	(2)	—	(2)
Total other income (expense)	253	(1,015)	1,268
Loss from continuing operations	(12,110)	(15,691)	3,581
Income (loss) from discontinued operations (including gain on disposal of $8,446 million during the three months ended September 30, 2023)	4,031	(8,255)	12,286
Net loss	$(8,079)	$(23,946)	$15,867

Revenue

Revenue for the three months ended September 30, 2023 was $13.1 million, compared to $7.4 million for the three months ended September 30, 2022. The increase of $5.7 million in revenue during the three months ended September 30, 2023 was primarily the result of a $4.0 million increase in revenue recognized under the Novartis agreement as a result of an increased level of effort to satisfy the performance obligation during the three months ended September 30, 2023 as compared to the same period in 2022.

Also contributing to the increase in revenue was an increase of $1.7 million in revenue recognized under the Prevail Agreement. On June 30, 2023, we amended the Original Prevail Agreement, which resulted in a decrease in total estimated effort required to satisfy the performance obligation under the agreement, as so amended and restated, and an increase in the transaction price resulting in faster revenue recognition as compared to the same period in 2022.

Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Direct research and development expenses:
PBGENE-HBV external development costs	$5,149	$87	$5,062
PBGENE-PMM external development costs	183	—	183
Platform development and unallocated expenses:
Employee-related costs (other than share based compensation)	4,929	5,090	(161)
Share based compensation	885	1,623	(738)
Laboratory supplies and services	1,449	2,363	(914)
Outsourced research and development	1,013	719	294
CMOs and research organizations	—	31	(31)
Laboratory equipment and maintenance	220	241	(21)
Facility-related costs	524	458	66
Depreciation and amortization	1,004	1,041	(37)
Licensing fees	494	105	389
Total research and development expenses	$15,850	$11,758	$4,092

Research and development expenses for the three months ended September 30, 2023 were $15.9 million, compared to $11.8 million for the three months ended September 30, 2022. The increase of $4.1 million in research and development expense was primarily due to $5.1 million in expenses related to initiating CTA/IND-enabling studies for the PBGENE-HBV development program planned for CTA/IND submission in 2024. Additionally contributing to the increase was a $0.4 million increase in licensing fees and a $0.3 million increase in outsourced research and development primarily driven by an increase in consulting fees.

These increases were partially offset by a $0.9 million decrease in laboratory supplies and services and a $0.7 million decrease in share-based compensation expense related to recent forfeitures.

R&D expenses in the quarter ended September 30, 2023 are not necessarily indicative of future spend as work may fluctuate quarter to quarter in the pre-CTA/IND phase.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the three months ended September 30, 2023 compared to $10.3 million for the three months ended September 30, 2022. The decrease of $0.7 million in general and administrative expenses was primarily due to a $0.9 million decrease in share-based compensation expense related to forfeited awards, partially offset by a $0.2 million increase in information technology expenses related to software subscriptions.

Loss from Equity Method Investment

Loss from equity method investment was $1.4 million during each of the three months ended September 30, 2023 compared to $1.8 million during the three months ended September 30, 2022, which represented our proportionate share of Elo’s net loss for such periods.

Change in Fair Value

Gain on changes in fair value was $0.3 million during the three months ended September 30, 2023 primarily due to a $0.3 million increase in the assessed fair value of the Imugene Convertible Note. There were no assessed changes in fair value during the three months ended September 30, 2022.

Interest Expense

Interest expense was $0.6 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended September 30, 2022. The $0.2 million increase in interest expense was primarily the result of higher stated and effective interest rates on our debt.

Interest Income

Interest income was $1.9 million during the three months ended September 30, 2023 compared to $1.2 million during the three months ended September 30, 2022. The $0.7 million increase in interest income was primarily the result of higher interest rates on our cash and cash equivalents during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Loss on Disposal of Assets

Loss on disposal of assets was less than $0.1 million during the three months ended September 30, 2023. There was no gain or loss on disposal of assets during the three months ended September 30, 2022.

Income (loss) from Discontinued Operations

Income from discontinued operations was $4.0 million during the three months ended September 30, 2023 compared to an $8.3 million loss from discontinued operations during the three months ended September 30, 2022. The $12.3 million increase in income from discontinued operations was the result of the $8.4 million gain on sale of our CAR T infrastructure to Imugene and a $3.9 million decrease in cell therapy expenses during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and September 30, 2022, together with the changes in those items:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Revenue	$41,689	$14,500	$27,189
Operating expenses
Research and development	39,986	33,439	6,547
General and administrative	30,549	31,260	(711)
Total operating expenses	70,535	64,699	5,836
Operating loss	(28,846)	(50,199)	21,353
Other (expense) income:
Loss from equity method investment	(4,060)	(4,183)	123
Loss on changes in fair value	(458)	—	(458)
Interest expense	(1,651)	(625)	(1,026)
Interest income	5,859	1,536	4,323
Gain (loss) on disposal of assets	63	(11)	74
Total other expense	(247)	(3,283)	3,036
Loss from continuing operations	(29,093)	(53,482)	24,389
Loss from discontinued operations (including gain on disposal of $8,446 during the nine months ended September 30, 2023)	(15,937)	(29,667)	13,730
Net loss	$(45,030)	$(83,149)	$38,119

Revenue

Revenue for the nine months ended September 30, 2023 was $41.7 million, compared to $14.5 million for the nine months ended September 30, 2022. The increase of $27.2 million in revenue during the nine months ended September 30, 2023 was the primarily result of a $12.5 million increase in revenue recognized under the Prevail Agreement. On June 30, 2023 we amended the Original Prevail Agreement, which resulted in a decrease in total estimated effort required to satisfy the performance obligation under the agreement, as so amended and restated, and an increase in the transaction price. During the nine months ended September 30, 2023 we recorded cumulative catch up adjustments that increased revenue by $9.7 million related to the Prevail Agreement.

Also contributing to the increase in revenue was an increase of $14.7 million in revenue recognized under the Novartis Agreement as work thereunder began in the three months ended September 30, 2022.

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Direct research and development expenses:
PBGENE-HBV external development costs	$6,107	$214	$5,893
PBGENE-PMM external development costs	183	—	183
Platform development and unallocated expenses:
Employee-related costs (other than share based compensation)	15,195	13,554	1,641
Share based compensation	2,801	4,053	(1,252)
Laboratory supplies and services	5,088	6,526	(1,438)
Outsourced research and development	3,520	1,973	1,547
CMOs and research organizations	2	83	(81)
Laboratory equipment and maintenance	737	694	43
Facility-related costs	1,690	1,507	183
Depreciation and amortization	3,058	3,015	43
Licensing fees	1,574	1,812	(238)
Other research and development costs	31	8	23
Total research and development expenses	$39,986	$33,439	$6,547

Research and development expenses for the nine months ended September 30, 2023 were $40.0 million, compared to $33.4 million for the nine months ended September 30, 2022. The increase of $6.6 million in research and development expense was primarily driven by a $5.9 million increase in PBGENE-HBV external development costs, inclusive of $5.1 million in the three months ended September 30, 2023, related to CTA/IND-enabling studies. Also contributing to the increase was a $1.5 million increase in outsourced research and development costs primarily related to consulting fees and a $1.6 million increase in employee-related costs (other than share based compensation) as a result of increases in performance based compensation. Additionally, PBGENE-PMM external development costs increased by $0.2 million as we began pursuing development of PBGENE-PMM during the nine months ended September 30, 2023.

Additionally, laboratory supplies and service expenses decreased by $1.5 million. Also partially offsetting the increase in research and development expenses was a $1.3 million decrease in share based compensation expense due to recent forfeitures.

General and Administrative Expenses

General and administrative expenses were $30.5 million for the nine months ended September 30, 2023 compared to $31.3 million for the nine months ended September 30, 2022. The decrease of $0.8 million in general and administrative expenses was primarily due to a $0.9 million decrease in share-based compensation expense, partially offset by a $0.1 million increase in information technology expenses related to software subscriptions.

Loss from Equity Method Investment

Loss from equity method investment was $4.1 million during the nine months ended September 30, 2023 compared to $4.2 million during the nine months ended September 30, 2022, which represented our proportionate share of Elo’s net loss for such periods.

Loss from Changes in Fair Value

Loss from changes in fair value $0.5 million during the nine months ended September 30, 2023 which was primarily driven by a $0.8 million decrease in the assessed fair value of our equity investment in iECURE as a result of dilution from iECURE's Series A-1 equity raise in such period, partially offset by a $0.3 million increase in the assessed fair value of Imugene Convertible Note. There were no assessed changes in fair value during the nine months ended September 30, 2022.

Interest Expense

Interest expense was $1.7 million for the nine months ended September 30, 2023 compared to $0.6 million for the nine months ended September 30, 2022. The $1.1 million increase in interest expense was primarily the result of higher stated and effective interest rates on our debt.

Interest Income

Interest income was $5.9 million during the nine months ended September 30, 2023 compared to $1.5 million during the nine months ended September 30, 2022. The $4.4 million increase in interest income was primarily driven by higher interest rates on our cash and cash equivalents during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Gain (Loss) on Disposal of Assets

Gain on disposal of assets was less than $0.1 million during the nine months ended September 30, 2023 and loss on disposal of assets was less than $0.1 million during the nine months ended September 30, 2022.

Loss from Discontinued Operations

Loss from discontinued operations was $15.9 million during the nine months ended September 30, 2023 compared to a $29.7 million during the nine months ended September 30, 2022. The $13.8 million decrease in loss from discontinued operations was the result of the $8.4 million gain on sale of our CAR T infrastructure to Imugene and a $5.4 million decrease in cell therapy expenses during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.

We have incurred significant operating losses since our inception, and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of September 30, 2023, we had an accumulated deficit of $473.3 million.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase over the long term, including in connection with conducting preclinical studies and potential clinical trials for our product candidates, contracting with CROs and CMOs, expanding our intellectual property portfolio and providing general and administrative support for our operations. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

As of September 30, 2023, we had cash and cash equivalents of $122.2 million and available borrowings under our loan and security agreement (as amended from time to time, the “Revolving Line”) with Pacific Western Bank (“PWB”) of $7.5 million. Covenants on our Revolving Line require that we maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. Our sources of funding to finance our cash needs include proceeds from third parties through a combination of financings including our initial public offering ("IPO"), preferred stock and convertible note financings, underwritten offerings of our common stock, at-the-market ("ATM") offerings of our common stock as part of our shelf registration statement, upfront and milestone payments from customers, borrowings under bank facilities and funding from other strategic alliances and grants.

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

Cash Flows

Our cash and cash equivalents totaled $122.2 million and $212.1 million as of September 30, 2023 and 2022, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(75,691)	$(23,910)
Net cash provided by (used in) investing activities	5,787	(2,687)
Net cash provided by financing activities	2,559	94,985
(Decrease) increase in cash and cash equivalents	$(67,345)	$68,388

We experienced a decrease in cash and cash equivalents during the nine months ended September 30, 2023 of $67.3 million, compared to a $68.4 million increase in cash and cash equivalents during the nine months ended September 30, 2022. The $135.7 million decrease in cash flows in the comparable periods was primarily due to the year over year decrease in net cash provided by financing activities.

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative expenses. Our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities and general and administrative costs associated with our operations as well as expenses associated with our discontinued operations. The use of cash in operating activities during the nine months ended September 30, 2023 and September 30, 2022 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash used in operating activities during the nine months ended September 30, 2023 was $75.7 million compared to $23.9 million during the nine months ended September 30, 2022. The $51.8 million increase in cash used in operating activities was primarily driven by the $50.0 million upfront payment received from Novartis pursuant to the terms of the Novartis Agreement during the nine months ended September 30, 2022.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities relates to proceeds received in exchange for our assets. Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash provided by investing activities during the nine months ended September 30, 2023 was $5.8 million, compared to $2.7 million net cash used in investing activities during in the nine months ended September 30, 2022. The $8.5 million net increase in cash provided by investing activities was primarily driven by $8.0 million in proceeds received from Imugene as partial consideration for assets acquired by Imugene under the Asset Purchase Agreement during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $2.6 million, compared to $95.0 million during the nine months ended September 30, 2022. The $92.4 million decrease in cash provided by financing activities during the nine months ended September 30, 2023 was primarily due to the receipt of $46.9 million in net proceeds from our underwritten offering of common stock in June 2022, $25.0 million in proceeds from the Novartis Stock Purchase Agreement in June 2022, and $20.0 million in borrowings from our revolving credit facility in May 2022.

Debt Obligations

Revolving Line

We may request advances on our Revolving Line with PWB up to an aggregate principal of $30.0 million. The Revolving Line maturity date is June 23, 2024 and all outstanding principal amounts are due upon maturity. We must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate on Revolving Line borrowings is a variable annual rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the Revolving Line), or (b) 4.25%. As of September 30, 2023, the outstanding principal balance on the Revolving Line was $22.5 million, the stated interest rate was 9.25% and the effective interest rate was 10.3%.

Funding Requirements

We will continue to have funding requirements in connection with the continuation of our research and development efforts, potential IND and CTA submissions, potential clinical trials, and expected growth in our in vivo portfolios.

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts, including upfront economics received from Imugene, operational efficiencies gained from divestment of the CAR T business, availability of the ATM facility, and available credit will allow us to fund our operating expense and capital expenditure requirements through the end of 2025. We expect the cash runway to be sufficient to advance our wholly-owned in vivo gene editing programs into the clinic and to Phase 1 clinical data. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the ability to collaborate and partner with third parties to fund any or all of our programs;
•
the progress, costs and results of our additional research and preclinical development programs including our in vivo pipeline and our planned IND or CTA submissions and potential BLA submissions;
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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the nine months ended September 30, 2023, and there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $122.2 million, or 74% of our total assets, on September 30, 2023 and $189.6 million, or 80% of our total assets, on December 31, 2022. Interest income earned was $5.9 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuation in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $45.0 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $473.3 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and ATM offerings of common stock, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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
•
initiate potential clinical trials for product candidates;
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

It will be several years, if ever, before we obtain regulatory approval for, and are ready for commercialization of, a therapeutic product candidate. Even if a therapeutic product candidate receives regulatory approval, future revenues for such product candidate will depend upon many factors, such as, as applicable, the size of any markets in which such product candidate is approved for sale, the market share captured by such product candidate, including as a result of the market acceptance of such product candidate and the effectiveness of manufacturing, sales, marketing and distribution operations related to such product candidate, the terms of any collaboration, license, or other strategic arrangement we may have with respect to such product candidate and levels of reimbursement from third-party payors. If we are unable to develop and commercialize one or more product candidates either alone or with collaborators, or if revenues from any product candidate that receives marketing approval or is commercialized are insufficient, we may not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and maintain profitability, the value of our common stock will be materially adversely affected.

We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.

The process of identifying product candidates and conducting preclinical studies and potential clinical trials is time-consuming, expensive, uncertain and takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate potential clinical trials of, and seek marketing approval for, product candidates. In addition, if any therapeutic product candidate that we develop alone or with collaborators obtains marketing approval, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution efforts. Furthermore, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to obtain sufficient funding on a timely basis or on favorable terms, we may be required to significantly delay, alter, reduce, or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy, or capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts, including upfront consideration received from Imugene, operational efficiencies gained from divestment of the CAR T business, availability of the ATM facility, and available credit will allow us to fund our operating expense and capital expenditure requirements through end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations and licensing arrangements. We do not currently expect future grant revenues to be a material source of revenue.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. Our future capital requirements will depend on many factors, including:

•
the timing, scope, progress, costs, results and analysis of results of research activities, preclinical studies and potential clinical trials for any of our product candidates;
•
the costs of future activities, including product manufacturing, sales, marketing and distribution activities for any product candidates that receive regulatory approval;
•
the success of our existing collaborative and other out-licensing relationships;
•
the extent to which we exercise any development or commercialization rights under collaborative relationships;
•
our ability to establish and maintain additional collaborative or other out-licensing relationships on favorable terms, or at all;
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

In May 2019, we entered into a loan and security agreement with Pacific Western Bank (“PWB”) (as subsequently amended, the “Revolving Line”). Pursuant to the terms of the Revolving Line, we may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million and the maturity date of the Revolving Line is June 23, 2024. As of September 30, 2023, we had $22.5 million in borrowings under our Revolving Line. Pursuant to the terms of the Revolving Line, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including in underwritten and ATM offerings, stockholders' ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect common stockholders' rights. To the extent that we raise additional capital through debt financing, it would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. To the extent we raise additional capital through arrangements with collaborators or otherwise, we may be required to relinquish some of our technologies, research programs, product development activities, product candidates and/or future revenue streams, license our technologies and/or product candidates on unfavorable terms or otherwise agree to terms unfavorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance research programs, product development activities or product candidates.

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

Risks Related to the Identification, Development and Commercialization of Our Product Candidates

ARCUS is a novel technology, making it difficult to predict the time, cost and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of most of our product candidates in humans.

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

We are at an early stage of development of the product candidates currently in our programs and are continuing to develop our ARCUS technology. To date, we have invested substantially all of our efforts and financial resources to develop ARCUS and advance our current product development programs, including conducting preclinical studies, early stage clinical trials and other early research and development activities, and providing general and administrative support for these operations. Due to the strategic transaction with Imugene for our azer-cel for cancer, as well as our CAR T infrastructure and cell therapy teams, we are now solely focused on leveraging our ARCUS genome editing platform to advance a new class of gene editing programs that go beyond gene knockouts in the liver and carry out sophisticated edits such as gene insertions, gene excision, and gene elimination in human therapeutics. We are also currently using our ARCUS technology to develop our lead in vivo gene editing programs targeting HBV, DMD, and certain hemoglobinopathies, among other indications. Our future success is dependent on our ability to successfully develop and, where applicable, obtain regulatory approval for, including marketing approval for, and then successfully commercialize, product candidates, either alone or with collaborators. We have not yet developed and commercialized any product candidates, and we may not be able to do so, alone or with collaborators.

Our research and development programs may not lead to the successful identification, development or commercialization of any products.

The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. All of our in vivo product candidates and product development programs we are currently pursuing are still in the discovery or preclinical stages. We may be unsuccessful in advancing those product candidates into clinical development or in identifying any developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:

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

Our current and future product candidates may never be approved. Failure to successfully identify and develop new product candidates and obtain regulatory approvals for our products would have a material adverse effect on our business and financial condition and could cause us to cease operations.

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

Our future profitability, if any, will depend in part on our ability and the ability of our collaborators or other licensees to commercialize any products that we, our collaborators, or our other licensees may develop in markets throughout the world. Commercialization of products in various markets could subject us to risks and uncertainties, including:

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

We may not be able to submit INDs to the FDA or CTAs to comparable foreign authorities to commence clinical trials on the timelines we expect, and even if we are able to, the FDA or comparable foreign authorities may not permit us to proceed.

We plan to submit INDs and CTAs to enable us to conduct clinical trials for product candidates in the future, and we expect to file IND amendments to enable us to conduct clinical trials under existing INDs. We cannot be sure that submission of an IND, CTA, or IND amendment will result in us being allowed to proceed with clinical trials, or that, once begun, issues will not arise that could result in the suspension or termination such clinical trials. The manufacturing of in vivo therapies for genetic and infectious diseases remains an emerging and evolving field. Accordingly, we expect CMC related topics, including product specifications, will be a focus of IND and CTA reviews, which may delay receipt of authorization to proceed under INDs and CTAs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or CTA, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Similar risks may exist in foreign jurisdictions where we intend to conduct clinical trials.

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

Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We do not know whether any of our planned or future clinical trials will need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials have been and may in the future be delayed, suspended or terminated for a variety of reasons, including in connection with:

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

We expect our manufacturing strategy for one or more of our product candidates may involve the use of contract manufacturing organizations (“CMOs”). The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be evaluated for the manufacture of our product candidates by the FDA or foreign regulatory authorities pursuant to inspections that will be conducted after we submit a BLA to the FDA, or similar foreign applications to foreign regulatory authorities. We do not control the manufacturing process of our contract manufacturers and are dependent on their compliance with cGMP or similar foreign requirements for their manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Any delays or difficulties in our or our collaborators' ability to enroll patients in clinical trials could delay or prevent receipt of regulatory approvals.

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

The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results from later preclinical studies or clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks at later stages of development after achieving positive results in early stages of development, and we may face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. Our in vivo gene editing technology and product candidates have never undergone testing in humans and have only been tested in a limited manner in animals, and results from animal studies may not be predictive of clinical trial results. Even if product candidates progress to clinical trials, these product candidates may fail to show the safety and efficacy in clinical development required to obtain regulatory approval, despite the observation of positive results in animal studies. Our or our collaborators’ failure to replicate positive results from early research programs and preclinical studies may prevent us from further developing and commercializing those or other product candidates, which would limit our potential to generate revenues from them and harm our business and prospects.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities (defined as health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the Department of Health and Human Services ("HHS"), affected individuals and if the breach is large enough, the media. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

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

We have received orphan drug designation for azer-cel for the treatment of ALL and MCL (which indications have been licensed to Imugene under the Imugene License), and we may seek orphan drug designation for some or all of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, which may negatively impact our ability to develop or obtain regulatory approval for such product candidates and may reduce our revenue if we obtain such approval.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same disease or condition for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Even if we or our collaborators or licensees obtain orphan drug designation for a product candidate, we or they may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Exclusive marketing rights in the United States may be limited if we or our collaborators or licensees seek approval for a disease or condition broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if we or our collaborators or licensees are unable to manufacture sufficient supply of the product.

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

If a UK-wide orphan marketing authorization is granted and the medicinal product subsequently receives EU orphan designation, the market authorization holder would need to submit a variation to change this to a Great Britain orphan MA.

If we or our collaborators or licensees do not receive or maintain orphan drug designation for product candidates for which we seek such designation, it could limit our ability to realize revenues from such product candidates.

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

We have received fast track designation for azer-cel for the treatment of B-ALL (which indication has been licensed to Imugene under the Imugene License). We may continue to seek fast track designation and may also seek breakthrough therapy designation, RMAT designation or priority review from the FDA, or access to the PRIME scheme from the EMA for some or all of our product candidates. If a drug, or biologic, in our case, is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA fast track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. If granted, fast track designation makes a biologic eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design. A BLA for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. A BLA for a product candidate with fast track designation may also be eligible for priority review, if the relevant criteria are met.

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

As of September 30, 2023, we had 115 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

In the future, we may enter into transactions to acquire or in-license rights to product candidates, products or technologies or that involve the acquisition of or investment in other businesses. If we do identify suitable candidates, we may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, investments or in-licenses may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition, investment or in-license, which may negatively impact our financial condition and restrict our operations, or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. In addition, we are exposed to risks related to our investments, and we may realize losses in the fair value of our investments or a complete loss of our investments, which would have a negative effect on our financial condition. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the sellers of the acquired business. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions, investments or in-licenses or the effect that they might have on our operating results.

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

We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. For example, we are party to the Prevail Agreement and Novartis Agreement. Under these agreements, we are focused on research and development of in vivo gene editing products that utilize or incorporate our ARCUS nucleases. Our potential collaborators for other product research and development arrangements likely include large and mid-size pharmaceutical and biotechnology companies, and our potential collaborators for other technology research and development arrangements likely include universities and other research institutions.

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

Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. If our collaborations do not result in the successful development and commercialization of product candidates or technologies, or if one of our collaborators terminates its agreement with us, we may not receive any future funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates or technologies could be delayed, and we may need additional resources to develop such product candidates or technologies. For example, we waived earned, but unpaid, milestone payments in connection with the termination of the Servier Agreement. If any of our collaborators terminates its agreement with us, we may be unable to find a suitable replacement collaborator or attract new collaborators and may need to raise additional capital to pursue further development or commercialization of the applicable product candidates or technologies. These events could delay development programs, negatively impact the perception of our company in business and financial communities or cause us to have to cease development of the product candidate covered by the collaboration arrangement. Failure to develop or maintain relationships with any current collaborators could result in the loss of opportunity to work with that collaborator or reputational damage that could impact our relationships with other collaborators in the relatively small industry communities in which we operate. Moreover, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators. If our existing collaboration agreements or any collaborative or strategic relationships we may establish in the future are not effective and successful, it may damage our reputation and business prospects, delay or prevent the development and commercialization of product candidates and inhibit or preclude our ability to realize any revenues.

If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our research, development and commercialization plans.

Our research and product development programs and the potential commercialization of any product candidates we develop alone or with collaborators will require substantial additional cash to fund expenses, and we expect continuing to seek collaborative arrangements with others in connection with the development and potential commercialization of current and future product candidates or the development of ancillary technologies. We face significant competition in establishing relationships with appropriate collaborators. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include, among other things and as applicable for the type of potential product or technology, an assessment of the opportunities and risks of our technology, the design or results of studies or trials, the likelihood of approval, if necessary, by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and technologies and industry and market conditions generally.

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

We rely on outside vendors for at least a portion of the manufacturing process of product candidates that we or our collaborators may develop. The facilities used by our contract manufacturers to manufacture product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. To the extent that we or our collaborators engage third parties for manufacturing services, we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing providers for compliance with cGMP requirements for manufacture of the product candidates. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so. We anticipate making changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in products that are safe and effective. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market any of our or our collaborators’ potential products.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant to us as a biopharmaceutical company, as our stock price can significantly fluctuate as a result of public announcements regarding the progress of our development efforts for our discovery platform and our product candidates. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

As of September 30, 2023, we had cash and cash equivalents of $122.2 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since September 30, 2023, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may, from time to time, have bank deposits at financial institutions in excess of FDIC insured limits. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

On October 24, 2023, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Approval”). Our common stock was transferred to the Nasdaq Capital Market effective as of the open of business on October 26, 2023, and will continue to trade under the symbol “DTIL.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

As previously disclosed, on April 24, 2023, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for our common stock had closed below $1.00 for the previous 30 consecutive business days (the “Minimum Bid Price Requirement”). In response, we filed an application to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. As a result of the Approval, we have been granted an additional 180-day grace period, or until April 22, 2024, to regain compliance with the Minimum Bid Price Requirement.

To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day compliance period. If we fail to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Hearings Panel (the “Panel”). In connection with obtaining the Approval, we notified Nasdaq in writing of our intention to cure the deficiency in the Minimum Bid Price Requirement by effecting a reverse stock split, if necessary. We intend to continue to actively monitor the Minimum Bid Price Requirement and, as appropriate, will consider available options to resolve any deficiencies and regain compliance. While we are exercising diligent efforts to maintain the listing of our common stock on Nasdaq, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, maintain compliance with the other Nasdaq listing standards or be successful in appealing in delisting determination. Additionally, there can be no assurance that actions we take to regain compliance within the applicable cure periods will be successful or that, if we do regain compliance, this will be sustainable.

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

The trading market for our common stock relies in part on the research and reports that industry or securities analysts publish about us or our business. We do not control these analysts. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1#	Asset Purchase Agreement, dated as of August 15, 2023, by and among Precision BioSciences, Inc., Imugene (USA) Inc. and Imugene Limited.	8-K/A	001-38841	2.1	8/21/2023

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Amended and Restated Bylaws of Precision BioSciences, Inc.	10-Q	001-38841	3.2	11/10/2020

10.1†	License Agreement, effective as of August 15, 2023 by and between Precision BioSciences, Inc. and Imugene (USA) Inc.	8-K/A	001-38841	10.1	8/21/2023

10.2	Tenth Amendment to Lease Agreement between Precision BioSciences, Inc. and Venable Historic, LLC, successor-in-interest to Venable Tenant, LLC, dated October 16, 2023.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: November 7, 2023	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: November 7, 2023	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer and principal accounting officer)