Form 10-K
period 2023-12-31
PRECISION BIOSCIENCES INC
filed 2024-03-27
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐ NO ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2023, was $59.1 million.

The number of shares of registrant’s common stock outstanding as of March 21, 2024 was 6,916,239.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Raleigh, North Carolina

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including, without limitation, statements regarding our future results of operations and financial position, business strategy and approach, including related results, prospective products, use and development of licensed products, planned preclinical studies and clinical trials, or discontinuance thereof, the status and results of our preclinical studies, expected release of interim data, expectations regarding the use and effects of ARCUS, including in connection with in vivo genome editing, collaborations and potential new partnerships or alternative opportunities for our product candidates, potential new application filings and regulatory approvals, research and development costs, timing, expected results and likelihood of success, as well as plans and objectives of management for future operations may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•
Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock..

PART I

Item 1. Business.

We are an advanced gene editing company utilizing our novel proprietary ARCUS platform to develop in vivo gene editing therapies for sophisticated gene edits, including gene elimination, insertion, and excision. ARCUS is the only gene editor derived purely from a protein, called a homing endonuclease, that evolved in nature to safely edit a genome and add function. ARCUS is particularly efficient at generating defined outcomes due to predominant repair using homology directed repair (“HDR”) as opposed to non-homologous end joining (“NHEJ”).

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

There are several genome editing technologies, including ARCUS, zinc-finger nucleases (“ZFNs”), TAL-effector nucleases (“TALENs”), CRISPR-Cas, and base editors. These technologies differ from one another principally in the properties of the endonuclease that they each employ. The different endonucleases have fundamentally different mechanisms of recognizing and cutting their DNA targets, which gives each technology advantages and disadvantages depending on how each is used. In addition to the importance of efficiency, or the percentage of cells that are edited on-target, we believe ARCUS is differentiated by the type of edit predictably driving a more defined outcome. A defined outcome is a predictable, highly consistent, and intended therapeutic edit, as compared to a random outcome, a distribution of inconsistent edits which could potentially limit efficacy and the safety profile.

Our ARCUS Genome Editing Platform

ARCUS has three unique properties that can lead to defined outcomes:

The Cut. ARCUS has a unique cut that was evolved to drive defined outcomes. As shown in Figure 1 below, ARCUS generates a staggered cut that produces a 4 base pair, single strand of DNA. The portions noted in pink and blue are critical to finding a matching sequence on a DNA template when inserting a gene. These overhangs are also in the same direction as DNA replication, so once it finds the matching sequence, it can start DNA replication on the template and incorporate the intended edit into the genome. This process is known as HDR.

ARCUS also evolved for the pink and blue portions to match each other similar to puzzle pieces. If a DNA template is not inserted, no scar is made at the cut site. We can take advantage of this perfect re-ligation, or re-matching of the pieces, by making two cuts in the DNA strand so the overhangs match in an excision, a type of sophisticated edit.

Figure 1.

The Size. Size affects the ease and versatility with which endonucleases can be delivered to cells for editing. ARCUS can use different delivery vehicles including lipid nanoparticles (“LNP”) for the liver and adeno-associated viruses (“AAV”) to target diverse tissue types as it is very small relative to other genome editing endonucleases. ARCUS is also uniquely able to include an insertion DNA template in the same AAV because of its small size, which allows targeting in vivo gene insertion at tissues beyond the liver. ARCUS has demonstrated editing in a breadth of diverse tissue types, including the liver, muscle, the central nervous system, hematopoietic stem cells, and the eye.

The simplicity. ARCUS is the only single component editor. As a single protein with a DNA recognition motif and catalytic activity all in one, no guide RNA is required. Because editing outcomes are not dependent on simultaneous delivery of multiple editor components in separate delivery vehicles, ARCUS may lead to higher efficiency with potentially lower AAV and LNP doses.

Our Strategy

We are dedicated to improving life. Our goal is to broadly translate the potential of genome editing into permanent genetic solutions for significant unmet medical needs by leveraging the ARCUS gene editing platform in genetic and infectious diseases. In 2023 and early 2024, we refocused our pipeline on our core foundational strength as an in vivo gene editing company with the strategic divestment of our lead ex vivo allogeneic chimeric antigen receptor (“CAR”) T candidate, azercabtagene zapreleucel (“azer-cel”). In 2024, our strategy is solely focused on progressing our gene editing portfolio, including programs under development internally and with partners, and differentiating ARCUS as a unique tool in the gene editing field.

In vivo Gene Editing Pipeline

Wholly-Owned Programs

PBGENE-HBV (Elimination). We expect to submit an investigational new drug application (“IND”) and/or clinical trial application (“CTA”) in 2024 for our PBGENE-HBV program for the potential treatment of chronic hepatitis B virus (“HBV”). HBV causes inflammation and damage to the liver, leading to chronic infection and increased risk of death from liver cancer or cirrhosis. There is no cure for chronic hepatitis B, and current treatments rarely result in functional cure, primarily due to persistence of viral DNA in the liver. In patients with chronic HBV, genetic material of the virus is converted within infected liver cells into covalently closed circular DNA (“cccDNA”) that acts as a template to make HBV copies. HBV also inserts its DNA into the human genome of infected liver cells. This integrated HBV DNA produces the viral protein, hepatitis B surface antigen (“HBsAg”), which is secreted in the blood. Presence of HBsAg is associated with poorer outcomes and elimination of HBsAg is necessary for functional cure of chronic HBV.

PBGENE-HBV is designed to eliminate cccDNA with direct cuts and edits as well as to inactivate integrated HBV DNA with the goal of long-lasting reductions in HBsAg. We believe specificity is of particular importance for developing a safe gene editing approach to eliminating HBV, as a lack of nuclease specificity can lead to unfavorable off-target results including increased integrations of HBV genomes into the human genome, as well as translocations between integrations. Preclinical data from the PBGENE-HBV program presented at scientific congresses in 2023 highlighted that ARCUS nucleases exhibited high levels of on-target editing and demonstrated substantial reductions of both intracellular cccDNA and secreted HBsAg with no detectable translocations in primary human hepatocytes.

PBGENE-PMM (Elimination). We are pursuing development of PBGENE-PMM as a potential first-in-class opportunity for treatment of m.3243 associated primary mitochondrial myopathy (“PMM”). Mitochondrial diseases are the most common hereditary metabolic disorder, affecting 1 in 4,300 people. PMM currently lacks a curative treatment and impacts approximately 50% of patients with mitochondrial disease. The high specificity and single component nature of our mitoARCUS nucleases are designed to enable specific editing of mutant mitochondrial DNA while allowing normal (wild-type) mitochondrial DNA to repopulate in the mitochondria and restore normal function. We expect to submit an IND and/or CTA in 2025.

Partnered Programs

PBGENE-NVS (Insertion). In connection with our exclusive in vivo gene editing research and development collaboration and license agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”), we are developing a custom ARCUS nuclease that will be designed to insert, in vivo, a therapeutic transgene at a “safe harbor” location in the genome as a potential one-time transformative treatment option for diseases including certain hemoglobinopathies such as sickle cell disease and beta thalassemia. Under the terms of the Novartis Agreement, we will develop an ARCUS nuclease and conduct in vitro characterization, with Novartis then assuming responsibility for all subsequent research, development, manufacturing and commercialization activities.

PBGENE-DMD (Excision), PBGENE-LL2 (Insertion) and PBGENE-LL3. We continue our in vivo gene editing collaboration with Prevail Therapeutics, Inc. (“Prevail”), a wholly-owned subsidiary of Eli Lilly and Company (“Lilly”), in applying ARCUS nucleases to three initial targets, including Duchenne muscular dystrophy (“DMD”) in muscle, a liver directed target (PBGENE-LL2) and a central nervous system directed target (PBGENE-LL3). ARCUS genome editing has previously been shown to increase expression of a shortened version of dystrophin in cultured myoblasts from a DMD patient. The approach uses two complementary ARCUS nucleases delivered by a single AAV to excise a large segment of the dystrophin gene that encodes exons 45 through 55 of dystrophin – a region of the gene that accounts for more than 50% of DMD-causing mutations. During our September 2023 Research and Development (“R&D”) Day, we highlighted preclinical data demonstrating the potential of ARCUS in vivo gene editing for large gene excisions and that the edited dystrophin variant was observed in multiple tissue types frequently involved in progression of DMD, including skeletal muscle, heart, and diaphragm, thereby enabling significantly improved muscle function. Also during our R&D Day, we highlighted new data demonstrating that ARCUS is capable of high efficiency gene insertion in nondividing cells in adult nonhuman primates, the most challenging context for gene insertion. In the pre-clinical study involving coadministration of AAV and lipid nanoparticle, our scientists observed 40% to 45% overall gene insertion efficiency at 1- and 3-months. Our scientists largely attribute this high efficiency to the unique ARCUS cut type which drives homology directed repair, even in nondividing cells.

iECURE-OTC (Insertion). In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. Non-human primate (“NHP”) data presented by researchers from the University of Pennsylvania’s Gene Therapy Program demonstrated sustained gene insertion of a therapeutic OTC transgene one-year post-dosing in newborn and infant NHPs with high efficiency. iECURE received approval from the Australian Therapeutic Goods Administration for the initiation of a first-in-human Phase 1/2 trial evaluating ECUR-506, incorporating an ARCUS nuclease for the treatment of OTC deficiency in pediatric (or neonatal) patients. In March 2024, iECURE also received approval from the U.K. Medicines & Healthcare products Regulatory Agency for the company’s CTA application to expand the Phase 1/2 OTC-HOPE study evaluating ECUR-506 into the U.K. iECURE is preparing sites and anticipates initiating the global clinical trial in the first half of 2024.

Our Team

We believe that our team, whom we call Precisioneers, has among the strongest scientific experience and capabilities of all genome editing companies. Our senior leaders bring extensive experience leading organizations focused on gene therapies, including our co-founder, who has been working with genome editing technology for over 20 years.

We have recruited our team of Precisioneers to include individuals with extensive industry experience and expertise in the discovery, development and manufacture of gene therapies. As of December 31, 2023, our team of Precisioneers included 29 full-time employees with Ph.D. or M.D. degrees.

License and Collaboration Agreements

Caribou Biosciences

In February 2024, we announced that we had granted Caribou Biosciences, Inc., (“Caribou”) a leading CRISPR genome-editing cell therapy company, a non-exclusive, worldwide license, with the right to sublicense, to one of our foundational cell therapy patent families for use with CRISPR-based therapies in the field of human therapeutics. Under the terms of the agreement, we received an upfront payment and, upon commercialization by Caribou, will receive royalties on net sales of licensed products.

TG Therapeutics

On January 7, 2024, we entered into a license agreement (the “TG License Agreement”) with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”), pursuant to which we granted TG Subsidiary certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize azer-cel for autoimmune diseases and other indications outside of cancer. Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the terms, duration, and effect of the TG License Agreement.

Sale of CAR T Platform to Imugene

On August 15, 2023 we entered into an asset purchase agreement (the “Imugene Purchase Agreement”) with Imugene Limited, and its wholly-owned subsidiary Imugene (USA) Inc. (“Imugene US” and, together with Imugene Limited, “Imugene”). Pursuant to and simultaneously with the execution of the Imugene Purchase Agreement, on August 15, 2023 (the “Closing Date”), Imugene US acquired our manufacturing infrastructure used in the development and manufacture of azer-cel, including assuming the lease to our manufacturing facility and certain contracts with respect to our manufacturing facility, and related equipment, supplies, azer-cel clinical trial inventory and other assets related to our CAR T cell therapy platform. As part of the Imugene Purchase Agreement, Imugene US hired a number of our employees who were associated with our historical CAR T cell therapy operations.

Additionally, we entered into a license agreement with Imugene (the “Imugene License Agreement”) on the Closing Date, pursuant to which we granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of our allogeneic CAR T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the Imugene License Agreement, pursuant to the terms of the Imugene License Agreement. Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the terms, duration, and effect of the Imugene License Agreement.

Novartis Pharma AG

On June 14, 2022, we entered into the Novartis Agreement, which became effective on June 15, 2022 (the “Novartis Effective Date”), to collaborate to discover and develop in vivo gene editing products incorporating our custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain diseases collectively referred to as licensed products). Any initial licensed products under the Novartis Agreement will be developed for the potential treatment of certain hemoglobinopathies, including sickle cell disease and beta thalassemia.

Pursuant to the terms of the Novartis Agreement, we will develop an ARCUS nuclease and conduct in vitro characterization for the licensed products, with Novartis then assuming responsibility for all subsequent development, manufacturing and commercialization activities. Novartis will receive an exclusive license for, and be required to use commercially reasonable efforts to conduct all subsequent research, development, manufacture and commercialization activities with respect to the licensed products. We will initially develop a single, custom ARCUS nuclease for a defined “safe harbor” target site for insertion of specified therapeutic payloads in the patient’s genome (the “Initial Nuclease”) for Novartis to further develop as a potential in vivo treatment option for certain hemoglobinopathies, including sickle cell disease and beta thalassemia. Pursuant to the terms of the Novartis Agreement, Novartis may elect, subject to payment of a fee to us, to replace licensed products based on the Initial Nuclease with licensed products based on a second custom ARCUS nuclease we design for gene editing of a specified human gene target associated with hemoglobinopathies (the “Replacement Nuclease”). Additionally, Novartis has the option, upon payment of a fee to us for each exercise of the option, to include licensed products utilizing the Initial Nuclease for insertion of up to three additional specified therapeutic payloads at the “safe harbor” target site, each intended to treat a particular genetic disease. The exercise period for such option ends on the earlier of (a) the fourth anniversary of the Novartis Effective Date and (b) the replacement of the Initial Nuclease with the Replacement Nuclease as described above. Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the terms, duration, and effect of the Novartis Agreement.

Prevail Therapeutics, Inc.

On November 19, 2020, we entered into a development and license agreement with Lilly to collaborate to discover and develop in vivo gene editing products incorporating our ARCUS nucleases to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders (the “Original Prevail Agreement”). This agreement was subsequently assigned to Prevail, effective November 1, 2022.

On June 30, 2023, we entered into a license agreement (the “Prevail Agreement”) with Prevail, which amended and restated the Original Prevail Agreement. Pursuant to the terms of the Prevail Agreement, we and Prevail will continue to collaborate on developing our ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including DMD, a liver-directed target, and a central nervous system directed target. Prevail also continues to have the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years. Prevail may extend the nomination period for an additional two years from the date on which such initial nomination period ends, upon Prevail’s election and payment of an extension fee. Additionally, Prevail has the option to replace up to two gene targets upon Prevail's election and payment of a replacement target fee.

Prevail will oversee and fund preclinical research and IND-enabling activities following creation, selection, in vitro development, and optimization of ARCUS nucleases with respect to the gene targets subject to the collaboration, which were previously conducted by us at our expense. Manufacturing initial clinical trial material for the first licensed product, which was previously our responsibility to conduct at Prevail’s expense, will instead be Prevail’s responsibility at Prevail’s expense. Prevail will continue to be responsible for, and must use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration. Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the terms, duration, and effect of the Prevail Agreement.

iECURE

In August 2021, we entered into a development and license agreement with iECURE (the “iECURE DLA”) under which iECURE was to advance our PBGENE-PCSK9 candidate for familial hypercholesterolemia (“FH”) through preclinical activities as well as a Phase 1 clinical trial in order to gain access to a license to our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other rare genetic diseases, including OTC deficiency, Citrullinemia Type 1, Phenylketonuria, and another program focused on liver disease (the “PCSK9 License”). In 2022 we made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as our partner. PGENE-PCSK9 for FH remains wholly-owned by us.

Simultaneously with the entry into the iECURE DLA, we entered into an Equity Issuance Agreement with iECURE (the “iECURE Equity Agreement”), pursuant to which iECURE issued us common stock in iECURE as additional consideration for the license to use our PCSK9-directed ARCUS nuclease.

In December 2023, iECURE announced that the Australian Therapeutic Goods Administration had approved its Clinical Trial Notification for ECUR-506, an investigational therapy incorporating an ARCUS nuclease in development for the treatment of OTC deficiency in pediatric (or neonatal) patients. In March 2024, iECURE announced that the U.K. Medicines & Healthcare products Regulatory Agency had approved its Clinical Trial Authorisation application to expand the OTC-HOPE study into the U.K. iECURE plans to initiate its global first-in-human Phase 1/2 clinical study of ECUR-506 in the first half of 2024.

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

Competition

As a diversified life sciences company, we compete in multiple different fields. The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. We principally compete with others developing and utilizing genome and epigenomic editing technology in the human health sector, including companies such as Beam Therapeutics, Inc., CRISPR Therapeutics, AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Prime Medicine, Inc., Tune Therapeutics, Inc. and Verve Therapeutics, Inc.

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

Furthermore, we rely upon a combination of patents and trade secret protection, as well as license and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to the ARCUS nucleases used in our in vivo gene editing programs, as well as any future product candidates. Moreover, the industries in which we operate are characterized by the existence of large numbers of patents and frequent allegations of patent infringement. If, therefore, we are unable to obtain and maintain patent protection for our technology and product candidates, or if the scope of the patent protection obtained or in-licensed is not sufficiently broad or if the validity of such patent protection is threatened, we may not be able to compete effectively, as it could create opportunities for competitors to enter the market or dissuade other companies from collaborating with us to develop products and technology, any of which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates in any indication for which they are approved.

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

Our patent portfolio consists of a combination of issued patents and pending patent applications that are owned by us or licensed by us from third parties. As of December 31, 2023, we have an exclusive license from Duke under 12 issued U.S. patents and two pending U.S. patent applications. In addition, as of December 31, 2023, we own 42 issued U.S. patents, 46 pending non-provisional U.S. patent applications, and 10 pending Patent Cooperation Treaty (“PCT”) international patent applications. We also exclusively license from Duke or own many corresponding patents and patent applications outside the United States, as described below. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims, related to ARCUS. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.

ARCUS Platform Patent Families

We license one patent family from Duke and own three patent families that are directed to the core technologies employed in our ARCUS platform for nuclease design. Thus, each of our product candidates is protected by one or more patents in these families.

The first family, licensed from Duke, includes 12 issued patents in the United States, nine issued patents in Europe, three issued patents in Japan, and one issued patent in each of Australia and Canada. This family also includes pending patent applications in each of the United States, Europe, Canada, and Japan. Patents in this family include claims directed to (1) recombinant meganucleases having altered cleavage specificity, altered heterodimer formation, and/or altered DNA binding affinity, (2) methods for cleaving target recognition sites in DNA using such meganucleases, and (3) methods for producing genetically modified eukaryotic cells using such meganucleases. Patents in this family will have a standard expiration date of October 18, 2026, subject to potential extensions.

The second family, which we own, includes four issued patents in the United States, three issued patents in Europe, two issued patents in Japan, and one issued patent in Australia. This family also includes pending patent applications in each of the United States, Europe, Australia, and Japan. Patents in this family include claims directed to (1) recombinant single-chain meganucleases, and (2) methods for producing isolated genetically modified eukaryotic cells using such meganucleases. Patents in this family will have a standard expiration date of October 31, 2028, subject to potential extensions.

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

The fourth family, which we own, includes pending patent applications in each of the United States, Europe, Hong Kong, Australia, Canada, China, Israel, Japan, Mexico, and South Korea. Patent applications in this family include claims directed to recombinant meganucleases engineered to cleave recognition sequences having specific four base pair sites. Patents in this family, if issued, will have a standard expiration date of May 7, 2040, subject to potential extensions.

In Vivo Gene Editing Patent Families

We own 28 patent families, including three jointly-owned patent families, that are directed to our in vivo gene editing technologies. Each of our in vivo gene editing product candidates is protected or disclosed by one or more of these patent families.

The first family includes three issued patents in the United States, two issued patents in Japan, one issued patent in each of Europe, Eurasia, South Korea, and Hong Kong, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Eurasia, Guatemala, Hong Kong, Israel, Japan, South Korea, Mexico, Morocco, the Philippines, Saudi Arabia, and Thailand. Patents in this family include claims directed to (1) first-generation engineered meganucleases that cleave a recognition sequence within the genome of the Hepatitis B virus, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, viral vectors, and lipid nanoparticle compositions, and (6) methods for treating patients having HBV by administration of such engineered meganucleases or nucleic acids encoding such engineered meganucleases. Patents in this family have a standard expiration date of October 13, 2037, subject to potential extensions.

The second family includes two issued patents in the United States, and pending patent applications in each of the United States and Europe. Patents in this family include claims directed to (1) second-generation engineered meganucleases that cleave a recognition sequence within the genome of the Hepatitis B virus, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, viral vectors, and lipid nanoparticle compositions and, (6) methods for treating patients having HBV by administration of such engineered meganucleases or nucleic acids encoding such engineered meganucleases. Patents in this family will have a standard expiration date of April 11, 2039, or April 12, 2039, subject to potential extensions.

The third family includes pending patent applications in each of the United States, Europe, China, Hong Kong, and New Zealand. Patents in this family include claims directed to (1) third-generation engineered meganucleases that cleave a recognition sequence within the genome of the Hepatitis B virus, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions and, (6) methods for treating patients having HBV by administration of such engineered meganucleases or nucleic acids encoding such engineered meganucleases. Patents in this family, if issued, will have a standard expiration date of December 4, 2040, subject to potential extensions.

The fourth family, which we jointly own, includes a pending PCT international patent application, and pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patents in this family include claims directed to (1) mitochondrial-targeting engineered meganucleases (MTEM)s that cleave recognition sequences within the mitochondrial genome of a eukaryotic cell, (2) nucleic acids encoding such MTEMs, (3) recombinant viruses comprising nucleic acids encoding such MTEMs, (4) lipid nanoparticle compositions comprising nucleic acids encoding such MTEMs, (5) pharmaceutical compositions comprising such MTEMs, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) genetically modified eukaryotic cells comprising nucleic acids encoding such MTEMs, (7) methods of producing genetically modified eukaryotic cells and populations of genetically modified eukaryotic cells by delivering such MTEMs, (8) methods for degrading mutant mitochondrial genomes in target cells or populations of target cells by delivery of such recombinant meganucleases, and (9) methods for treating conditions associated with mitochondrial disorders by administration of such MTEMs. Patents in this family, if issued, will have a standard expiration date of April 22, 2042.

The fifth family, which we jointly own, includes a pending PCT international patent application, two pending patent applications in the United States, and pending patent applications in each of Europe, Australia, Canada, China, Israel, Japan, Mexico, and South Korea. Patents in this family include claims directed to (1) mitochondrial-targeting engineered meganucleases (MTEM)s that cleave a recognition sequence within the mitochondrial genome of a eukaryotic cell, (2) nucleic acids encoding such MTEMs, (3) recombinant viruses comprising nucleic acids encoding such MTEMs, (4) lipid nanoparticle compositions comprising nucleic acids encoding such MTEMs, (5) pharmaceutical compositions comprising such MTEMs, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) genetically modified eukaryotic cells comprising nucleic acids encoding such MTEMs, (7) methods of producing genetically modified eukaryotic cells and populations of genetically modified eukaryotic cells with such MTEMs, (8) methods for degrading mutant mitochondrial genomes in target cells or populations of target cells by delivery of such recombinant meganucleases, and (9) methods for treating conditions associated with mitochondrial disorders by administration of such MTEMs. Patents in this family, if issued, will have a standard expiration date of April 22, 2042, subject to potential extensions.

The sixth family includes one issued patent in each of Europe and Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patents in this family include claims directed to (1) methods for treating DMD by utilizing pairs of engineered nucleases to remove an exon from the dystrophin gene and (2) methods for removing DNA sequences from the genome of a cell by utilizing pairs of engineered nucleases. Patents in this family will have a standard expiration date of March 12, 2035, subject to potential extensions.

The seventh family includes one issued patent in the United States, two pending patent applications in the United States, and pending patent applications in each of Europe, Australia, Canada, China, Israel, Japan, Mexico, and South Korea. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within the dystrophin gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) methods of producing genetically modified eukaryotic cells having a modified dystrophin gene with such engineered meganucleases, (7) methods of modifying a dystrophin gene in a subject by delivering such engineered meganucleases to a target cell, and (8) methods for treating DMD, which is characterized by a mutation within the dystrophin gene, by administering such engineered meganucleases. Patents in this family will have a standard expiration date of November 12, 2041.

The eighth family includes one issued patent in each of the United States, Europe, Australia, China, Israel, Japan, Mexico, and South Korea, two pending patent applications in each of the United States and Japan, and pending patent applications in each of Europe, Australia, Canada, China, Hong Kong, Israel, Mexico, and South Korea. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within a PCSK9 gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, and recombinant viral vectors, and (5) methods for reducing expression of PCSK9 in a subject by administering such engineered meganucleases. Patents in this family will have a standard expiration date of April 20, 2038, subject to potential extensions.

The ninth family includes a pending PCT international patent application. Patents in this family include claims directed to (1) polynucleotides comprising template nucleic acids for insertion in a SERPINA1 gene, (2) recombinant viruses comprising such polynucleotides, (3) lipid nanoparticle compositions comprising such polynucleotides, (4) pharmaceutical compositions comprising such polynucleotides, (5) methods of producing genetically modified eukaryotic cells having a modified SERPINA1 gene by introduction of such engineered meganucleases and such template nucleic acids to a eukaryotic cell, (6) methods of modifying a SERPINA1 gene in a target cell by introduction of such engineered meganucleases and such template nucleic acids to a target cell, and (7) methods of treating AAT deficiency in a subject by administering pharmaceutical compositions comprising such engineered meganucleases and such template nucleic acids to a subject. Patents in this family, if issued, will have a standard expiration date of October 19, 2042.

The tenth family includes a pending PCT international patent application. Patents in this family include claims directed to (1) second generation engineered meganucleases that cleave recognition sequences within a SERPINA1 gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) polynucleotides comprising template nucleic acids for insertion in a SERPINA1 gene, (7) recombinant viruses comprising such template nucleic acids, (8) lipid nanoparticle compositions comprising such template nucleic acids, (9) pharmaceutical compositions comprising such template nucleic acids, (10) methods of producing genetically modified eukaryotic cells having a modified SERPINA1 gene by introduction of such engineered meganucleases and such template nucleic acids to a eukaryotic cell, (11) methods of modifying a SERPINA1 gene in a target cell by introduction of such engineered meganucleases and such template nucleic acids to a target cell, and (12) methods of treating AAT deficiency in a subject by administering pharmaceutical compositions comprising such engineered meganucleases and such template nucleic acids to a subject. Patents in this family, if issued, will have a standard expiration date of October 19, 2042.

The eleventh family includes two issued patents in each of the United States and Japan, one issued patent in Australia, pending patent applications in each of the United States, Europe, Australia, and Canada, and two pending patent applications in Japan. Patents in this family include claims directed to (1) first generation engineered meganucleases that cleave recognition sequences within a mutant rhodopsin gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant AAV vectors comprising nucleic acids encoding such engineered meganucleases, and (4) methods for treating retinitis pigmentosa by administering such engineered meganucleases. Patents in this family will have a standard expiration date of September 8, 2036, subject to potential extensions.

The twelfth family includes pending patent applications in each of the United States, Europe, and Canada. Patents in this family include claims directed to (1) second generation engineered meganucleases that cleave recognition sequences within a mutant rhodopsin gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) genetically modified eukaryotic cells comprising nucleic acids encoding such engineered meganucleases, (7) genetically modified eukaryotic cells comprising a modified rhodopsin gene, (8) methods of producing genetically modified eukaryotic cells having a disrupted target sequence in a chromosome by introduction of such engineered meganucleases, (9) methods of producing genetically modified eukaryotic cells having an exogenous sequence of interest inserted in a chromosome by introduction of such engineered meganucleases and a nucleic acid having the sequence of interest, (10) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, and (11) methods for treating retinitis pigmentosa by administering such engineered meganucleases or such pharmaceutical compositions. Patents in this family, if issued, will have a standard expiration date of May 11, 2041, subject to potential extensions.

The thirteenth family includes pending patent applications in each of the United States and Europe. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within an HAO1 gene, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) methods of producing genetically modified eukaryotic cells having a disrupted target sequence in a chromosome by introduction of such engineered meganucleases, (5) methods of producing genetically modified eukaryotic cells having an exogenous sequence of interest inserted in a chromosome by introduction of such engineered meganucleases and a nucleic acid having the sequence of interest, (6) methods of producing genetically modified eukaryotic cells having a modified HAO1 gene by introduction of such engineered meganucleases, (7) genetically modified eukaryotic cells made by such methods, (8) genetically modified eukaryotic cells comprising a modified HAO1 gene, (9) pharmaceutical compositions comprising such engineered meganucleases and nucleic acids encoding such engineered meganucleases, (10) methods for treating primary hyperoxaluria type I by administering such engineered meganucleases, and (11) recombinant HAO1 polypeptides lacking a functional peroxisomal targeting signal. Patents in this family, if issued, will have a standard expiration date of December 20, 2039, subject to potential extensions.

The fourteenth family includes pending patent applications in each of the United States, Europe, and Canada. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within an HAO1 gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) methods of producing genetically modified eukaryotic cells having a modified HAO1 gene with such engineered meganucleases, (7) methods of modifying an HAO1 gene in a subject by delivering such engineered meganucleases to a target cell, (8) genetically modified eukaryotic cells made by such methods, (9) genetically modified eukaryotic cells comprising a modified HAO1 gene, and (10) methods for treating primary hyperoxaluria type I by administering such engineered meganucleases. Patents in this family, if issued, will have a standard expiration date of January 7, 2042, subject to potential extensions.

The fifteenth family includes one issued patent in each of the United States, Europe, and Australia, and pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within the int22h-1 region of the Factor VIII gene, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) pharmaceutical compositions comprising such engineered meganucleases or nucleic acids encoding such engineered meganucleases, and (5) methods for treating hemophilia A by administration of such pharmaceutical compositions. Patents in this family will have a standard expiration date of May 3, 2037, subject to potential extensions.

The sixteenth family includes pending patent applications in each of the United States and Europe. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within the int22h-1 region of the Factor VIII gene, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) pharmaceutical compositions comprising such engineered meganucleases or nucleic acids encoding such engineered meganucleases, (5) methods for treating hemophilia A by administration of such pharmaceutical compositions, (6) methods for genetically modifying a Factor VIII gene in a mammalian cell by introducing such engineered meganucleases, and (7) genetically-modified cells made by such methods. Patents in this family, if issued, will have a standard expiration date of November 1, 2038, subject to potential extensions.

The seventeenth family includes pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within a transthyretin (TTR) gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) methods of producing genetically modified eukaryotic cells having a disrupted target sequence in a chromosome by introduction of such engineered meganucleases, (5) methods of producing genetically modified eukaryotic cells having an exogenous sequence of interest inserted in a chromosome by introduction of such engineered meganucleases and a nucleic acid having the sequence of interest, (6) methods of producing genetically modified eukaryotic cells having a modified TTR gene by introduction of engineered nucleases, (7) methods for modifying a TTR gene by delivering such engineered meganucleases, (8) genetically modified eukaryotic cells made by such methods, (9) genetically modified eukaryotic cells comprising a modified TTR gene, (10) lipid nanoparticle compositions comprising such engineered meganucleases, and (11) pharmaceutical compositions comprising such engineered meganucleases and lipid nanoparticle compositions. Patents in this family, if issued, will have a standard expiration date of August 20, 2041, subject to potential extensions.

The eighteenth family includes one issued patent in Europe, and pending patent applications in each of the United States and Europe. Patents in this family include claims directed to (1) methods for treating subjects having nucleotide repeat expansion disorders, (2) pharmaceutical compositions comprising nucleases for treatment of nucleotide repeat expansion disorders, (3) engineered meganucleases that cleave recognition sequences within a frataxin (FXN) gene, (4) nucleic acids encoding such engineered meganucleases, (5) recombinant viral vectors comprising nucleic acids encoding such engineered meganucleases, and (6) methods for promoting precise deletion of loci flanked by repeat sequences in populations of eukaryotic cells. Patents in this family will have a standard expiration date of May 2, 2036, subject to potential extensions.

The nineteenth family includes one pending PCT international patent application. Patents in this family include claims directed to (1) polynucleotides comprising nucleic acids encoding heterologous proteins for expression, (2) recombinant viruses comprising such polynucleotides, (3) lipid nanoparticle compositions comprising such polynucleotides, (4) pharmaceutical compositions comprising such polynucleotides, recombinant viruses, and lipid nanoparticle compositions, (5) eukaryotic cells comprising such polynucleotides, (6) methods for expressing heterologous proteins in eukaryotic cells by introduction of such polynucleotides, (7) methods for producing genetically-modified eukaryotic cells by introduction of such polynucleotides encoding an engineered nuclease, and (8) methods for treating a disease in a subject by administration of such polynucleotides encoding a therapeutic protein. Patents in this family, if issued, will have a standard expiration date of January 6, 2043.

The twentieth family includes pending patent applications in each of the United States and Europe. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within a transferrin gene, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) template nucleic acids for insertion within a transferrin gene, (5) methods of producing genetically modified eukaryotic cells having an exogenous sequence of interest inserted in a chromosome by introduction of such engineered meganucleases and a nucleic acid having the sequence of interest, (6) methods of producing genetically modified eukaryotic cells having a modified transferrin gene by introduction of engineered nucleases, (7) methods of producing genetically modified eukaryotic cells having a modified transferrin gene by introduction of engineered nucleases and a template nucleic acid, (8) genetically modified eukaryotic cells made by such methods, (9) genetically modified eukaryotic cells comprising a modified transferrin gene, (10) pharmaceutical compositions comprising such engineered meganucleases and template nucleic acids, and (11) methods for treating a disease by administration of such pharmaceutical compositions. Patents in this family, if issued, will have a standard expiration date of January 10, 2040, subject to potential extensions.

We own eight additional patent families that include pending provisional patent applications in the United States that are directed to in vivo gene editing. We will determine in the future whether to pursue each of these applications.

Immunotherapy Patent Families

We own 23 patent families, including one jointly-owned patent family, that are directed to immunotherapy, including CAR T cell therapies. Some of these are applicable to immunotherapies and/or CAR T cells directed to killing a variety of different types of infected or cancerous cells. Others are directed to specific indications in which cells expressing particular antigens are targeted, or methods of manufacturing immunotherapies. Each of our immunotherapy product candidates is protected by one or more patents in these families.

The first family includes ten issued patents in the United States, three issued patents in Israel, two issued patents in Europe and Hong Kong, one issued patent in each of Australia, China, Japan, and Mexico, pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Mexico, and South Korea, and two pending patent applications in Japan. Patents in this family include claims directed to (1) populations of genetically modified human T cells in which 20%-65% of the cells have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TCR alpha constant region (TRAC) gene, (2) methods for using such populations of genetically modified human T cells for cancer immunotherapy, (3) pharmaceutical compositions comprising such populations of genetically modified human T cells, (4) genetically modified human T cells which have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TRAC gene, (5) methods for using such genetically modified human T cells for cancer immunotherapy, and (6) pharmaceutical compositions comprising such genetically modified human T cells. Patents in this family will have a standard expiration date of October 5, 2036, subject to potential extensions.

The second family includes two issued patents in each of the United States, Europe, and Australia, one issued patent in each of Hong Kong and Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patent applications in this family include claims directed to (1) first-generation recombinant meganucleases that cleave a target in the TRAC gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, and (4) methods of using such genetically modified eukaryotic cells for cancer immunotherapy. Patents in this family will have a standard expiration date of October 5, 2036, subject to potential extensions.

The third family includes one issued patent in each of the United States, Europe, Israel, Japan, Mexico, and South Korea, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, and South Korea. Patent applications in this family include claims directed to (1) second-generation engineered meganucleases that cleave a specific target in the TRAC gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) genetically modified eukaryotic cells or populations of cells prepared by such methods, (5) pharmaceutical compositions comprising such cells or populations of cells, and (6) methods of treating diseases using such cells, populations of cells or pharmaceutical compositions to treat diseases, including cancer immunotherapy. Patents in this family, if issued, will have a standard expiration date of April 11, 2039, subject to potential extensions.

The fourth family includes two issued patents in each of the United States, Europe, Australia, Hong Kong, and Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patent applications in this family include claims directed to (1) nucleic acids encoding co-stimulatory domains having certain amino acid sequences, (2) recombinant DNA constructs and vectors comprising such nucleic acids, (3) nucleic acids and vectors encoding such recombinant meganucleases, (4) genetically modified cells comprising such nucleic acids, (5) methods for producing such genetically modified cells, (6) pharmaceutical compositions comprising such cells, and (7) methods of immunotherapy using such cells. Patents in this family will have a standard expiration date of October 4, 2037, subject to potential extensions.

The fifth family includes two issued patents in Japan, one issued patent in each of Europe and Australia, and pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patent applications in this family include claims directed to (1) recombinant meganucleases that recognize and cleave a recognition sequence within the human β2m gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) populations of genetically modified eukaryotic cells in which 80% of the cells have reduced expression of an endogenous TCR and 80% of the cells have reduced expression of β2m, (5) pharmaceutical compositions comprising such populations of genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for cancer immunotherapy. Patents in this family will have a standard expiration date of December 22, 2036, subject to potential extensions.

The sixth family includes one issued patent in each of the United States and Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patent applications in this family include claims directed to (1) nucleic acids encoding an engineered antigen receptor (e.g., a CAR) and an inhibitory molecule (e.g., an RNA interfering with β2m expression), (2) genetically modified eukaryotic cells comprising such nucleic acids, (3) methods for producing such genetically modified eukaryotic cells using such nucleic acids and an engineered nuclease that promotes insertion of such nucleic acids, (4) genetically modified eukaryotic cells expressing an engineered antigen receptor and having expression of β2m or MHC Class I molecules reduced by 10%-95%, (5) pharmaceutical compositions comprising such genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for immunotherapy. Patents in this family will have a standard expiration date of May 8, 2038, subject to potential extensions.

The seventh family includes one issued patent in the United States, and pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patent applications in this family include claims directed to (1) engineered meganucleases that recognize and cleave a recognition sequence in an upstream intron of the human TRAC gene, (2) nucleic acids and vectors encoding such engineered meganucleases, (3) methods for producing genetically modified T cells using such nucleic acids or vectors, (4) genetically modified T cells in which an exogenous sequence is inserted into an upstream intron of the human TRAC gene and endogenous TCR expression is reduced, (5) populations of such genetically modified T cells, (6) pharmaceutical compositions comprising such genetically modified T cells, and (7) methods of treating disease using such genetically modified T cells and pharmaceutical compositions, including cancer immunotherapy. Patents in this family will have a standard expiration date of June 27, 2038, subject to potential extensions.

The eighth family includes one issued patent in Europe, and pending patent applications in each of the United States and Europe. Patent applications in this family include claims directed to (1) nucleic acids and vectors encoding certain modified human epidermal growth factor receptor, or EGFRs, (2) genetically modified cells and populations of cells, including T cells and CAR T cells, expressing such modified EGFRs, (3) methods for producing such genetically modified cells using such nucleic acids or vectors encoding such modified EGFRs, (4) pharmaceutical compositions comprising such genetically modified cells, (5) methods for isolating such genetically modified cells, (6) methods of treating disease using such genetically modified cells and pharmaceutical compositions, including cancer immunotherapy, and (7) methods of depleting such genetically modified cells in a subject using anti-modified EGFR antibodies. Patents in this family will have a standard expiration date of October 3, 2038, subject to potential extensions.

The ninth family includes pending patent applications in each of the United States, Europe, and Canada. Patent applications in this family include claims directed to (1) methods for preparing genetically-modified immune cells, (2) populations of genetically-modified immune cells, (3) pharmaceutical compositions comprising such populations of genetically-modified immune cells, (4) methods of treating a disease using such populations of genetically-modified immune cells, (5) lipid nanoparticle compositions, and (6) kits for transfecting a eukaryotic cell with mRNA. Patents in this family, if issued, will have a standard expiration date of April 3, 2040, subject to potential extensions.

The tenth family includes five issued patents in the United States, two issued patents in Israel, one issued patent in each of Europe, China, and Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, and South Korea. Patent applications in this family include claims directed to (1) a genetically-modified immune cell comprising in its genome a nucleic acid sequence encoding a microRNA-adapted shRNA, (2) a method for reducing the expression of an endogenous protein in an immune cell, (3) immune cells made by such methods, (4) populations of such immune cells, (5) pharmaceutical compositions comprising such populations of immune cells, and (6) methods of immunotherapy for treating a disease in a subject. Patents in this family will have a standard expiration date of April 3, 2040, subject to potential extensions.

The eleventh family includes pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patent applications in this family include claims directed to methods of immunotherapy comprising administering to a subject a CD3 antibody, or antigen binding fragment thereof, that binds CD3 for the purpose of lymphodepletion, in combination with the administration of genetically-modified T cells that do not have detectable CD3 expression on the cell surface. Patents in this family, if issued, will have a standard expiration date of August 20, 2040, subject to potential extensions.

The twelfth family includes a pending patent application in the United States. Patent applications in this family include claims directed to (1) polynucleotides encoding a CD20-specific chimeric antigen receptor, (2) methods of producing a genetically-modified T cell comprising such polynucleotides, (3) a genetically-modified T cell comprising such polynucleotides, (4) populations of such genetically-modified T cells, (5) pharmaceutical compositions comprising such genetically-modified T cells or populations, and (6) methods of immunotherapy for treating cancer in a subject. Patents in this family, if issued, will have a standard expiration date of October 30, 2040, subject to potential extensions.

The thirteenth family includes pending patent applications in each of the United States, Europe, and Canada. Patent applications in this family include claims directed to a method of immunotherapy for treating cancer in a subject. Patents in this family, if issued, will have a standard expiration date of December 3, 2040, subject to potential extensions.

The fourteenth family includes a pending patent application in the United States. Patent applications in this family include claims directed to methods for reducing the number of target cells, such as cancer cells, in a subject. Patents in this family, if issued, will have a standard expiration date of May 14, 2041, subject to potential extensions.

The fifteenth family includes a pending patent application in the United States. Patent applications in this family include claims directed to a method for reducing the number of target cells, such as cancer cells, in a subject. Patents in this family, if issued, will have a standard expiration date of May 14, 2041, subject to potential extensions.

The sixteenth family includes pending patent applications in each of the United States and Europe. Patent applications in this family include claims directed to (1) an isolated antibody, or antigen-binding fragment thereof, that specifically binds to BCMA, (2) a pharmaceutical composition comprising such an antibody, (3) a polynucleotide encoding such an antibody, and an expression vector comprising the same, (5) a method of treating cancer in a subject, (6) a polynucleotide comprising a nucleic acid sequence encoding a chimeric antigen receptor having an anti-BCMA binding domain, (7) a genetically-modified eukaryotic cell comprising such a polynucleotide, (8) a method for producing such a genetically-modified eukaryotic cell, (9) a population of such genetically-modified eukaryotic cells, (10) a pharmaceutical composition comprising such a population, and (11) a method for treating cancer in a subject. Patents in this family, if issued, will have a standard expiration date of August 10, 2041, subject to potential extensions.

The seventeenth family includes a pending patent application in the United States. Patent applications in this family include claims directed to (1) a lipid nanoparticle composition, (2) a method for transfecting a population of eukaryotic cells, (3) a method for introducing a nucleic acid into a population of eukaryotic cells, (4) a population of such eukaryotic cells, (5) a pharmaceutical composition comprising such a population, and (6) a method for reducing the number of target cells in a subject. Patents in this family, if issued, will have a standard expiration date of October 6, 2041, subject to potential extensions.

The eighteenth family includes pending patent applications in each of the United States and Europe. Patent applications in this family include claims directed to (1) a genetically-modified eukaryotic cell comprising a nucleic acid sequence encoding a TGFB-1 inhibitory agent and a nucleic acid sequence encoding an engineered antigen receptor, (2) a genetically-modified eukaryotic cell comprising an inactivated TGFB-1 gene and a nucleic acid sequence encoding an engineered antigen receptor, (3) methods of producing such genetically-modified eukaryotic cells, (4) populations of such genetically-modified eukaryotic cells, (5) pharmaceutical compositions comprising such genetically-modified eukaryotic cells, and (6) methods for reducing the number of target cells in a subject comprising administering such populations of genetically-modified eukaryotic cells. Patents in this family, if issued, will have a standard expiration date of January 28, 2042, subject to potential extensions.

The nineteenth family includes a pending PCT international patent application. Patent applications in this family include claims directed to (1) a method for reducing the number of target cells in a subject, (2) a method for reducing host rejection of genetically-modified human immune cells in a subject, and (3) a method for reducing nucleoside analog-induced killing of genetically-modified human immune cells in a subject. Patents in this family, if issued, will have a standard expiration date of November 3, 2042, subject to potential extensions.

The twentieth family includes a pending PCT international patent application. Patent applications in this family include claims directed to a method for reducing the number of target cells in a subject. Patents in this family, if issued, will have a standard expiration date of November 15, 2042, subject to potential extensions.

The twenty-first family includes a pending PCT international patent application. Patent applications in this family include claims directed to (1) a method for reducing the number of cancer cells in a subject, and (2) a method for treating cancer in a subject who has relapsed following an autologous cell therapy. Patents in this family, if issued, will have a standard expiration date of December 9, 2042, subject to potential extensions.

We own one additional patent family that includes a pending provisional patent application in the United States that is directed to ARCUS nucleases useful in cell immunotherapy, and we jointly own one patent family that includes a pending PCT international patent application directed to CAR T cell therapies. We will determine in the future whether to pursue each of these applications.

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

We own two patent families directed to self-limiting viral vectors (e.g., AAV vectors) that encode engineered meganucleases which eliminate and/or reduce the persistence of the vector after gene delivery. The first family includes one issued patent in each of the United States and Europe and pending patent applications in each of the United States and Europe. Patents in this family will have a standard expiration date of June 20, 2036, subject to potential extensions. The second family includes a pending patent application in the United States. Patents in this family, if issued, will have a standard expiration date of May 10, 2041, subject to potential extensions.

We own one patent family directed to compositions and methods for sequential stacking of nucleic acid sequences into a genomic locus. This family includes pending patent applications in each of the United States and Europe. Patents in this family, if issued, will have a standard expiration date of July 24, 2040, subject to potential extensions.

We jointly own one patent family directed to methods for generating male sterile plants. This family includes one pending PCT international patent application, and one pending patent application in the United States. Patents in this family, if issued, will have a standard expiration date of April 22, 2042.

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

In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the portion of the FDA regulatory review period for the approved product that occurs after the date the patent is issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant Biologics License Application (“BLA”).

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

Our trademark portfolio currently contains four registered trademarks in the United States, including ARCUS, ARC NUCLEASE, PRECISION BIOSCIENCES (Stylized) and PRECISION BIOSCIENCES. We also own registered trademarks for both ARCUS and ARC NUCLEASE in Australia, China, and Europe, a registered trademark for ARCUS in Canada, and registered trademarks for PRECISION BIOSCIENCES (Stylized) in Australia, Europe, and United Kingdom. Additionally, we own a pending trademark application for PRECISION BIOSCIENCES (Stylized) in Canada.

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

Cellectis S.A.

In January 2014, we entered into the Cellectis License, which relates to certain modified I-CreI homing endonuclease patents and patents that had been subject to litigation between us and Cellectis. The patents to which we have rights under the cross-license include at least seven issued patents in the United States, three issued patents in Europe, two issued patents in Australia, and one issued patent in Canada. These patents have standard expiration dates prior to January 29, 2034, subject to potential extensions. See “—License and Collaboration Agreements—Cellectis S.A.” above for additional information regarding the Cellectis License.

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

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for allowance from the FDA to administer an investigational new drug product to humans. A central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product according to the proposed clinical protocol including the proposed dose level(s). An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA.

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

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial user fee to FDA, and the sponsor of an approved BLA is also subject to an annual program fee. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the application also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once a BLA has been accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity, and potency. The FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. Priority review designation will direct overall attention and resources to the evaluation of applications for product candidates that, if approved, would represent significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. In both standard and priority reviews, the review process may be extended for a three month period for FDA to review additional information deemed a “major amendment” to an application. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites involved in the pivotal studies submitted in the BLA to assure compliance with GCP.

After the FDA evaluates a BLA and conducts any inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”) if the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable. In the CRL, the FDA will outline the deficiencies in the BLA submission and often will request additional information or testing that the applicant might perform to place the BLA in condition for approval, including requests for additional information or clarification. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Note that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with the requirement that a Risk Evaluation and Mitigation Strategy (“REMS”) be established to ensure the benefits of the product outweigh its risks when used according to the approved label. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, required prescriber training, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-market studies and additional surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to expedite FDA’s review and approval of biological products that meet certain criteria. Specifically, biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the FDA may consider sections of the application for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted pending availability of FDA review resources for the expedited review and when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious disease or condition.

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

Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may be eligible for accelerated approval. Under the accelerated approval program, the FDA may approve a BLA on a determination that the biologic has an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA generally requires that the sponsor conduct confirmatory clinical trials to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the predicted clinical benefit, and may require that such confirmatory trials be underway prior to granting any accelerated approval. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or the sponsor fails to conduct such confirmatory trials in a timely manner.

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

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of all existing periods of regulatory exclusivity or patent terms, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCPs. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products (“ATMPs”). If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA has been able to rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a Great Britain MA (the European Commission Decision Reliance Procedure (“ECDRP”)); or use the MHRA’s mutual recognition or decentralized procedures (“MRDCRP”) which enabled MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB. Since January 1, 2024, the new International Recognition procedure (“IRP”) has replaced the ECDRP which allows the MHRA to conduct targeted assessments by recognizing approvals from trusted partner agencies such as the European Commission. The MRDCRP is also incorporated under the umbrella of the IRP. Additionally, the ‘Unfettered Access Procedure’ enables an MA holder in Northern Ireland to seek recognition in GB.

There is no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (EU) CTR. Under the terms of the Protocol on Ireland and Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Finally, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

In the EU, on December 13, 2021, Regulation No. 2021/2282 (the “Regulation”) on Health Technology Assessment (“HTA”) was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Human Capital

We are a purpose driven organization, and we have carefully cultivated a culture that values innovation, accountability, respect, adaptability and perseverance. We strive to create an open, collaborative workplace that empowers Precisioneers to be their authentic selves and deliver meaningful and inspiring work. We strongly believe that our shared values empower our team to better navigate and overcome challenges we may experience as we pursue our mission of improving life through genome editing. Through our diverse hiring and talent development practices with a focus on inclusion, we have recruited and successfully retained world class talent with industry leading experience in genome editing. We will continue to build on these critical capabilities to successfully impact the patients we ultimately wish to serve. We believe that all Precisioneers are inspired by developing high quality research and have a passion to translate their work into therapies dedicated to improving life.

Dedicated to improving life isn’t just a statement supporting the products that we are developing – it is a statement that speaks to our collective desire to do our part in improving the lives of those around us. Through our Diversity and Inclusion initiatives, we are actively fostering an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation in pursuit of our mission. Through guest lectures, trainings, educational events, community outreach, and other activities, we are supporting a workplace that reflects and embraces the gender, race, ethnicity, sexual orientation, age, physical ability, as well as all cultural backgrounds in our community. As of January 30, 2024, our workforce was self-reportedly approximately 50% female and approximately 24% Asian, Black, Latinx, two or more races, or not defined. Our senior leadership team and department heads were self-reportedly approximately 33% female and 24% Asian or Black as of January 30, 2024.

Notable benefits we offer to our full-time Precisioneers include:

•
employer sponsored health insurance;
•
employer 401(k) matching contributions;
•
generous paid time off policies;
•
wellness programs including employee assistance programs, wellness reimbursement, and an on-site gym; and
•
professional development programs including a tuition reimbursement program.

As of December 31, 2023, we had 109 full-time Precisioneers. Of these full-time employees, 78 are engaged in research and development activities and 29 have Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $61.3 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $489.6 million.

In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market (“ATM”) offerings of common stock, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, expected operational receipts, including upfront and potential near-term consideration to be received from TG Therapeutics and other licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We expect our cash runway to be sufficient to achieve first-in-human Phase 1 clinical data for PBGENE-HBV and PBGENE-PMM. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations and licensing arrangements.

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

Even if we believe we have sufficient funds for our current or future operating plans, we may continue to seek additional capital if market conditions are favorable or in light of specific strategic considerations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3.

Provisions of our debt instruments may restrict our ability to pursue our business strategies, and our ability to access credit on favorable terms, if necessary, for the funding of our operations, trials and programs may be limited due to changes in credit markets.

In May 2019, we entered into a loan and security agreement with Pacific Western Bank (“PWB”) (as subsequently amended, the “Revolving Line”). Pursuant to the terms of the Revolving Line, we may request advances on a revolving line of credit of up to an aggregate principal amount of $30.0 million and the maturity date of the Revolving Line is June 23, 2024. As of December 31, 2023, we had $22.5 million in borrowings under our Revolving Line. Pursuant to the terms of the Revolving Line, we granted PWB a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

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

We are at an early stage of development of the product candidates currently in our programs and are continuing to develop our ARCUS technology. To date, we have invested substantially all of our efforts and financial resources to develop ARCUS and advance our current product development programs, including conducting preclinical studies, early stage clinical trials and other early research and development activities, and providing general and administrative support for these operations. Due to the strategic transaction with Imugene for our azer-cel for cancer, as well as our CAR T infrastructure and cell therapy teams, and the TG License Agreement, we are now solely focused on leveraging our ARCUS genome editing platform to advance a new potential class of gene editing programs that go beyond gene knockouts in the liver and carry out sophisticated edits such as gene insertions, gene excision, and gene elimination in human therapeutics. We are also currently using our ARCUS technology to develop our lead in vivo gene editing programs targeting HBV, DMD, and certain hemoglobinopathies, among other indications. Our future success is dependent on our ability to successfully develop and, where applicable, obtain regulatory approval for, including marketing approval for, and then successfully commercialize, product candidates, either alone or with collaborators. We have not yet developed and commercialized any product candidates, and we may not be able to do so, alone or with collaborators.

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

We sometimes estimate, or may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies or clinical trials, the submission of regulatory filings, the receipt of marketing approval or the realization of other commercialization objectives. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities, participation of third parties including outside collaborators or vendors, the receipt of key regulatory approvals or actions, and other factors, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of the product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the trading price of our common stock may decline.

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

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory agency may not be indicative of what any other regulatory agency may require for approval, and there has historically been substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, in the United States, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissues, and Gene Therapies Advisory Committee to advise CBER on its review. Our product candidates will need to meet safety, purity, and potency standards applicable to any new biologic under the regulatory framework administered by the FDA.

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

Changes in applicable regulatory guidelines may lengthen the regulatory review process for our product candidates, require additional studies or trials, increase development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of such product candidates, or lead to significant post-approval limitations or restrictions. Additionally, adverse developments in clinical trials conducted by others of gene therapy products or products created using genome editing technology, such as products developed through the application of a CRISPR/Cas9 technology, or adverse public perception of the field of genome editing, may cause the FDA, the EMA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing genome editing technologies, either of which could materially harm our business. For example, on November 28, 2023, the FDA announced that it was investigating reports of T-cell malignancies, including CAR-positive lymphoma, in patients who received treatment with BCMA- or CD19-directed autologous CAR T cell immunotherapies, and in January 2024, the FDA required the manufacturers of certain CAR-T therapies to add boxed warnings to product labeling cautioning against the risk of T-cell malignancies. Although we are no longer pursuing the development of CAR-T candidates following our strategic divestment of azer-cel, issues associated with these novel treatment modalities could lead to adverse public perceptions or otherwise affect the manner in which the FDA regulates gene editing products, such as those we are seeking to develop. Furthermore, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the development or commercialization of current or future product candidates.

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
•
proximity and availability of clinical trial sites for prospective patients; and
•
unforeseen events, such as natural or manmade disasters, public health emergencies may impact our operations, or other natural catastrophic events.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities (defined as health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the HHS, affected individuals and if the breach is large enough, the media. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the European Union General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Since January 1, 2021 we have also been subject to compliance with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million/ £17 million or 4% of global turnover.

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

We may seek orphan drug designation for our product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, which may negatively impact our ability to develop or obtain regulatory approval for such product candidates and may reduce our revenue if we obtain such approval.

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

Post-Brexit, the United Kingdom has retained the EU Regulation which governs the designation of medicinal products as orphan drugs and which establishes incentives thereto (Regulation (EC) No. 141/2000) as part of UK law by virtue of the European Union (Withdrawal) Act 2018. However any future changes to the legal requirements could lead to greater regulatory complexity and increased costs to our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Further, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

It is currently unclear to what extent the United Kingdom (“UK”) will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (EU) CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal produces and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of December 31, 2023, we had 109 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the reporting requirements thereunder, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including requirements related to the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs, making some activities more difficult, time consuming or costly, and increasing demand on our systems and resources.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company and/or a smaller reporting company with less than $100 million in annual revenue in our last fiscal year, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we fail to implement the requirements of Section 404 of the Sarbanes-Oxley Act in the required timeframe, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, our investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain an effective internal control system could also restrict our future access to the capital markets.

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

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

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

We may not be able to utilize all of our net operating loss carryforwards.

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and we may not achieve profitability. As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $195.0 million and $166.8 million, respectively. Our federal NOL carryforwards carry forward indefinitely. Our state NOL carryforwards begin to expire in 2027. In addition, as of December 31, 2023, we have U.S. federal and state R&D tax credits of $17.2 million and an amount less than $0.1 million available to offset future U.S. federal and state income taxes, which begin to expire in 2029 and 2030, respectively. As of December 31, 2023, we had federal Orphan Drug credits of $13.5 million, which begin to expire in 2038.

Changes in tax laws or regulations may adversely impact our ability to utilize all, or any, of our NOL carryforwards. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”), significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the IRS and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the TCJA. Under the CARES Act, NOLs arising in a tax year beginning after December 31, 2017, and before January 1, 2021, generally may now be carried back five years. Under the TCJA, as modified by the CARES Act, unused losses generated in taxable years ending after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the to the TCJA or the CARES Act.

As of December 31, 2023, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its NOL carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State NOL carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 NOL carryforwards (and research tax credits) may expire prior to being used, and our NOL carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Current or future collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. Additionally, we may be restricted under existing collaboration agreements from entering into future agreements on certain terms or for certain development activities with potential collaborators. For example, we have granted exclusive rights or options to Prevail and Novartis for certain targets, and during the term of our collaboration agreements we will be restricted from granting rights to other parties to use our ARCUS technology to pursue potential products that address those targets. Similarly, our collaboration agreements have in the past and may in the future contain non-competition provisions that could limit our ability to enter into strategic collaborations with future collaborators.

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

For example, our license agreement with Duke (the “Duke License”) imposes various payment, royalty and other obligations on us in order to maintain the license. If we fail to make royalty payments or milestone payments required under the Duke License, Duke may terminate the agreement. If we or our affiliates obtain a license from a third party to practice the Duke technology, we must use commercially reasonable efforts to secure a covenant not to sue Duke, or any of its faculty, students, employees or agents, for any research and development efforts conducted at Duke that resulted in the creation of any of its inventions or intellectual property rights arising therefrom. Additionally, because development of the Duke technology was funded in part by the U.S. government, it is subject to certain government rights and obligations, including the requirement that any products sold in the United States based upon such technology be substantially manufactured in the United States.

In addition, our cross-license agreement with Cellectis (the “Cellectis License”) imposes various obligations on us in order to maintain the license. In particular, if we participate in or provide assistance to a third party challenging the validity, enforceability and/or patentability of any claim of any patent licensed to us by Cellectis under this agreement, Cellectis may terminate the agreement. The Cellectis License does not provide exclusive rights to use the licensed intellectual property and technology or rights in all relevant fields in which we may wish to develop or commercialize our technology and products in the future. As a result, we are not able to prevent competitors from developing and commercializing competitive products and technology that may use this technology. Additionally, we do not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license from Cellectis. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained and defended in a manner consistent with the best interests of our business. If Cellectis or other licensors fail to prosecute, maintain, enforce and defend the patents subject to such licenses, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

Additionally, we are a “smaller reporting company” as defined in Regulation S-K. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

As of December 31, 2023, we had cash and cash equivalents of $116.7 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2023, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

As previously disclosed, on April 24, 2023, we received a letter from Nasdaq (the “Nasdaq Notice”) indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for our common stock was below $1.00 for the previous 30 consecutive business days (the “Minimum Bid Price Requirement”). The Nasdaq Notice provided an initial period of 180 calendar days in which to regain compliance with the Minimum Bid Price Requirement by achieving a minimum bid price per share of our common stock of at least $1.00 for at least ten consecutive business days.

On October 24, 2023, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market (the “Approval”). Our common stock was transferred to The Nasdaq Capital Market effective as of the open of business on October 26, 2023, and continues to trade under the symbol “DTIL.” The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements. As a result of the Approval and transfer to The Nasdaq Capital Market, we were granted an additional 180-day grace period, or until April 22, 2024, to regain compliance with the Minimum Bid Price Requirement.

On January 18, 2024, our stockholders approved a proposal to amend our amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of not less than 1-for-10 and not more than 1-for-30, with such ratio and the implementation and timing of such reverse stock split to be determined by our board of directors in its sole discretion. On February 6, 2024, our board of directors approved a 1-for-30 reverse stock split of our issued and outstanding common stock, and on February 13, 2024, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our amended and restated certificate of incorporation in order to effect the reverse stock split. As a result of the reverse stock split, every 30 shares of our common stock issued or outstanding were automatically reclassified into one new share of common stock, and the number of our issued and outstanding shares of common stock was reduced to 4,191,053 and 4,164,038, respectively. Trading of our common stock on The Nasdaq Capital Market commenced on a split-adjusted basis on February 14, 2024. The primary goal of the reverse stock split was to increase the per share market price of our common stock to meet the Minimum Bid Price Requirement. All references to numbers of shares of common stock and per-share information in this Annual Report on Form 10-K have been adjusted retroactively, as appropriate, to reflect the reverse stock split.

On March 1, 2024, we were notified by Nasdaq Listing Qualifications that the closing bid price of our common stock had been $1.00 per share or greater for 10 consecutive business days, from February 14, 2024 to February 29, 2024. Accordingly, we have regained compliance with the Minimum Bid Price Requirement. Although we regained compliance with the Minimum Bid Price Requirement, there can be no guarantee that we can continue to remain compliant or that we will be able to maintain compliance with the other Nasdaq listing standards.

Delisting our common stock may make it more difficult for us to raise capital on favorable terms in the future and would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Minimum Bid Price Requirement or prevent future non-compliance with Nasdaq’s listing requirements. If for any reason our common stock does not maintain eligibility for listing on Nasdaq, we may list our common stock elsewhere, such as one of the over-the-counter markets, which are generally considered less liquid and more volatile than a national securities exchange, and could mean that certain institutional investors could no longer hold or purchase our stock, and as a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This could materially and adversely affect the liquidity of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We designed and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We are utilizing our cybersecurity risk management program as the basis for developing our overall enterprise risk management program, and our current cybersecurity risk management program involves a range of policies, procedures, and controls designed to safeguard our information assets. Key elements of our cybersecurity risk management program include:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training for our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors that have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. In addition, we have secured cyber insurance coverage, and we plan to regularly review our coverage to align with the evolving nature of cyber threats and industry standards. For more information, see the section titled “Risk Factors— Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our security, which could materially affect our results.” in Part I, Item 1A. of this Annual Report on Form 10-K.

Cybersecurity Governance

Our board of directors considers cybersecurity risk part of its risk oversight function and has delegated to the audit committee of our board of directors (the “Audit Committee”) oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Audit Committee receives quarterly reports from the Vice President of Operation & Information Technology, and Head of Information Technology on our cybersecurity risks.

Our management team, including our Vice President of Operations & Information Technology and Head of Information Technology, has 18+ years of experience in enterprise risk management, governance, and technical operations, information technology enterprise architecture, and information technology management, and oversees our information security program. In addition, management regularly updates the Audit Committee with respect to cybersecurity risk, also on an ad hoc basis as necessary, regarding any material cybersecurity incidents and any incidents with lesser impact potential. The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity.

Item 2. Properties.

We currently occupy approximately 71,305 square feet, with 11,890 square feet subleased, of office and laboratory space at our corporate headquarters in Durham, North Carolina under a lease that expires in 2029.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The Nasdaq Capital Market under the symbol “DTIL.”

Holders of Common Stock

As of March 21, 2024, there were approximately 25 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Item 6. [Reserved]

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

A discussion regarding our financial condition and results of operation, including liquidity and capital resources, for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below.

Overview

We are an advanced gene editing company dedicated to improving life by developing in vivo therapies for genetic and infectious diseases with the application of our wholly-owned proprietary ARCUS genome editing platform. The foundation of ARCUS is a natural homing endonuclease which allows us to replicate precise gene editing as it evolved in nature for sophisticated gene edits, including gene insertion, excision, and elimination. ARCUS is also unique in its relatively small size which potentially allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

Business Updates

In August 2023, we completed a strategic transaction with Imugene Limited and its wholly-owned subsidiary Imugene (USA) Inc. (“Imugene US” and, together with Imugene Limited, “Imugene”) for our lead allogeneic chimeric antigen receptor (“CAR”) T candidate for cancer, azercabtagene zapreleucel (“azer-cel”). In exchange for global rights to azer-cel for cancer, as well as our CAR T infrastructure and experienced cell therapy team, we received upfront consideration valued at $21 million, consisting of cash and convertible notes. We are eligible for an $8 million milestone payment upon successful completion of the Phase 1b dosing in the CAR T relapsed large B cell lymphoma (“LBCL”) patient population, up to $198 million in additional milestone payments and double-digit royalties on net sales of azer-cel, as well as $145 million in milestone payments and tiered royalties for up to three additional research programs to be developed by Imugene. Imugene has assumed ongoing clinical execution for azer-cel in the LBCL population who have relapsed following CAR T treatment.

In January 2024, we entered into a license agreement with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”) for non-oncological applications of azer-cel (the “TG License Agreement”). In connection with the TG License Agreement, we received upfront, and are also entitled to receive potential near-term economics, valued in the aggregate at $17.5 million. The upfront payment was received on February 5, 2024 and is comprised of a (i) $5.25 million cash payment and (ii) $2.25 million cash payment in exchange for 97,360 shares of our common stock by TG Therapeutics at a price of $23.10 per share, a 100% premium to the 30-day volume-weighted average price (“VWAP”) prior to the date of the TG License Agreement. We will also receive $2.5 million within 12 months as an equity investment in our common stock at 100% premium to the then 30-day VWAP prior to purchase. Upon the achievement of certain near-term clinical milestones, we will receive an additional $7.5 million payment in cash and the purchase of our common stock by TG Therapeutics at a 100% premium to the then current 30-day VWAP. We are eligible to receive up to $288 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones, in addition to high-single-digit to low-double-digit royalties on net sales.

In February 2024, we announced that we had granted Caribou Biosciences, Inc. (“Caribou”), a leading CRISPR genome-editing cell therapy company, a non-exclusive, worldwide license, with the right to sublicense, to one of our foundational cell therapy patent families for use with CRISPR-based therapies in the field of human therapeutics. Under the terms of the agreement, we received an upfront payment and, upon commercialization by Caribou, will receive royalties on net sales of licensed products. In addition, for each occurrence of certain strategic transactions involving Caribou, we are entitled to receive a specific tiered milestone payment.

We are now solely focused on leveraging our proprietary ARCUS genome editing platform to advance in vivo gene editing programs that go beyond gene knockouts in the liver and carry out more sophisticated edits such as gene insertions, gene excision, and gene elimination, unlocking a broader potential for ARCUS in vivo gene editing in human therapeutics.

Corporate Updates

We presented two poster presentations at the European Society of Gene & Cell Therapy (“ESGCT”) congress in October 2023, “Unique features of ARCUS nucleases enable high efficiency, targeted gene insertion in vivo” and “ARCUS-mediated excision of the “hot spot” region of the human dystrophin gene results in functional improvement in a mouse model of Duchenne muscular dystrophy (“DMD”).”

Our gene editing program PBGENE-HBV, for the potential treatment of chronic hepatitis B virus (“HBV”), remains a top priority, and we expect to submit an investigational new drug (“IND”) application or clinical trial application (“CTA”) in 2024. HBV causes inflammation and damage to the liver, leading to chronic infection and increased risk of death from liver cancer or cirrhosis. There is no cure for chronic hepatitis B and current treatments rarely result in functional cure, primarily due to persistence of viral DNA in the liver. In patients with chronic HBV, genetic material of the virus is converted within infected liver cells into covalently closed circular DNA (“cccDNA”) that acts as a template to make HBV copies. HBV also inserts its DNA into the human genome of infected liver cells. This integrated HBV DNA produces the viral protein, hepatitis B surface antigen (“HBsAg”), which is secreted in the blood. Presence of HBsAg is associated with poorer outcomes and elimination of HBsAg is necessary for functional cure of chronic hepatitis B.

PBGENE-HBV is designed to inactivate cccDNA with direct cuts and edits as well as to inactivate integrated HBV DNA with the goal of long-lasting reductions in HBsAg. We believe specificity is of particular importance for developing a safe gene editing approach to eliminating HBV, as a lack of nuclease specificity can lead to unfavorable off-target results including increased integrations of HBV genomes into the human genome, as well as translocations between integrations. Preclinical data from the PBGENE-HBV program was presented in April 2023 at an oral presentation at the Global Hepatitis Summit 2023, in June 2023 at an oral presentation at the European Association for Study of the Liver Congress 2023, and in November 2023 at the American Association for the Study of Liver Diseases Annual Meeting. Data highlighted that ARCUS nucleases exhibited high levels of on-target editing and demonstrated substantial reductions of both intracellular cccDNA and secreted HBsAg with no detectable translocations in primary human hepatocytes. In February 2024, we announced that we had received pre-IND regulatory feedback from the U.S. FDA in addition to regulatory feedback from agencies outside the U.S. providing clarity and alignment on PBGENE-HBV IND/CTA-enabling preclinical plans and clinical strategy.

At our R&D Day in September 2023, we announced that we intend to pursue development of PBGENE-PMM as a potential first-in-class opportunity for treatment of m.3243 associated primary mitochondrial myopathy (“PMM”). Mitochondrial diseases are the most common hereditary metabolic disorder, affecting 1 in 4,300 people. PMM currently lacks a curative treatment and impacts approximately 50% of patients with mitochondrial disease. The high specificity and single component nature of our mitoARCUS nucleases are designed to enable specific editing of mutant mitochondrial DNA while allowing normal (wild-type) mitochondrial DNA to repopulate in the mitochondria and restore normal function. Preclinical data from the PBGENE-PMM program presented in March 2024 at a poster presentation at the Mitochondrial Medicine – Therapeutic Development Annual Conference demonstrated ARCUS’ ability to efficiently eliminate mutant mitochondrial DNA without nuclear off-target editing. We expect to submit an IND and/or CTA application in 2025 with respect to PBGENE-PMM.

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

We, along with our collaboration partners, intend to continue to evaluate the ARCUS platform with regards to safety, on-target editing, gene insertion, complex gene edits, and compatibility with viral and non-viral delivery. In June 2023, we entered into an amended and restated development and license agreement (the “Prevail Agreement”) with Prevail Therapeutics, Inc. (“Prevail”), a wholly-owned subsidiary of Eli Lilly and Company. Pursuant to the terms of the Prevail Agreement, we and Prevail will continue to collaborate on developing our ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including DMD and two additional gene targets. We will continue to oversee creation, selection, in vitro development, and optimization of ARCUS nucleases with respect to the gene targets subject to the collaboration. Prevail will oversee and fund preclinical research and IND-enabling activities, which we previously were to conduct at our expense. We believe that shifting portions of the preclinical and IND-enabling activities on the collaboration targets to Prevail will allow us to further leverage our core capabilities in nuclease generation, development, and characterization for our internal wholly-owned programs. During the September 2023 R&D Day, we highlighted preclinical data demonstrating the potential of ARCUS in vivo gene editing for large gene excisions and that the edited dystrophin variant was observed in multiple tissue types frequently involved in progression of DMD, including skeletal muscle, heart, and diaphragm, thereby enabling significantly improved muscle function. We also shared data for another Prevail program during the R&D Day highlighting high efficiency gene insertion in adult non-human primates (“NHPs”).

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

In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. NHP data presented by researchers from the University of Pennsylvania’s Gene Therapy Program demonstrated sustained gene insertion of a therapeutic OTC transgene one-year post-dosing in newborn and infant NHPs with high efficiency. iECURE received approval from the Australian Therapeutic Goods Administration for the initiation of a first-in-human Phase 1/2 trial evaluating ECUR-506, an investigational therapy incorporating an ARCUS nuclease in development for the treatment of OTC deficiency in pediatric (or neonatal) patients. In March 2024, iECURE also received approval from the U.K. Medicines & Healthcare products Regulatory Agency for the company’s CTA application to expand the Phase 1/2 OTC-HOPE study evaluating ECUR-506 into the U.K. iECURE is preparing sites and anticipates initiating the global clinical trial in the first half of 2024.

Reverse Stock Split

On January 18, 2024, our stockholders approved a proposal to amend our amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of not less than 1-for-10 and not more than 1-for-30, with such ratio and the implementation and timing of such reverse stock split to be determined by our board of directors in its sole discretion. On February 6, 2024, our board of directors approved a 1-for-30 reverse stock split of our issued and outstanding common stock, and on February 13, 2024, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our amended and restated certificate of incorporation in order to effect the reverse stock split. Trading of our common stock on The Nasdaq Capital Market commenced on a split-adjusted basis on February 14, 2024. As a result of the reverse stock split, every 30 shares of our common stock issued or outstanding were automatically reclassified into and became one new share of common stock, and the number of our issued and outstanding shares of common stock was reduced to 4,191,053 and 4,164,038, respectively. All references to numbers of shares of common stock and per-share information in this Annual Report on Form 10-K have been adjusted retroactively, as appropriate, to reflect the reverse stock split.

Common Stock Offering

In March 2024, we entered into an underwriting agreement relating to the issuance and sale of an aggregate of 2,500,000 shares of our common stock and warrants to purchase 2,500,000 shares of our common stock at a combined offering price of $16.00 per share. Each warrant has an exercise price per share of $20.00, is immediately exercisable and will expire on March 5, 2029. The offering was made pursuant to a registration statement on Form S-3.

License and Collaboration Transactions

TG Therapeutics

On January 7, 2024, we entered into a license agreement (the “TG License Agreement”) with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”), pursuant to which we granted TG Subsidiary certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize azer-cel for autoimmune diseases and other indications outside of cancer pursuant to the terms of the TG License Agreement.

Under the TG License Agreement, we are entitled to receive an upfront cash payment of $10.0 million (the “Upfront Payment”), an additional cash payment of $7.5 million in the event that TG Therapeutics achieves a certain clinical milestone that is expected to be achieved in the near-term (the “Initial Milestone Payment”), and additional payments upon the achievement of additional specified milestones of up to $288.6 million (the “Additional Milestone Payments”). As described below, up to $10.0 million of the cash payments potentially payable us are payable in exchange for the issuance (the “Company Stock Issuances”) to TG Subsidiary of shares of our common stock.

The Upfront Payment of $10.0 million is comprised of (i) a $5.25 million cash payment that was paid to us on February 5, 2024, (ii) a $2.25 million cash payment that was paid to us on February 5, 2024 payable in exchange for 97,360 shares of our common stock, based on a price per share equal to 200% of the VWAP of our common stock for the 30 trading days prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million due within 12 months following the date of the TG License Agreement, payable in exchange for such number of shares of our common stock determined based on a price per share equal to the greater of (A) 200% of the VWAP of our common stock for the 30 trading days prior to the date of payment or (B) a minimum price of $11.1660 determined in accordance with Nasdaq Listing Rule 5635(d) (the “Minimum Price”).

The Initial Milestone Payment of $7.5 million, if payable, will consist of (i) a $5.25 million cash milestone payment and (ii) a $2.25 million cash payment payable in exchange for such number of shares of our common stock determined based on a price per share equal to the greater of (A) 200% of the VWAP of our common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

The Additional Milestone Payments become due upon the achievement of certain milestones as specified in the TG License Agreement. Included within the Additional Milestone Payments is a potential payment of $3.0 million in connection with achievement of a milestone specified in the TG License Agreement, payable in exchange for such number of shares of our common stock determined based on a price per share equal to the greater of (A) 200% of the VWAP of our common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

Subject to the terms and conditions of the TG License Agreement, TG Therapeutics is permitted to pay up to 50% of the value of each Additional Milestone Payment (other than the Additional Milestone Payment described above that would, upon achievement, involve the issuance of $3.0 million of Shares by Precision) in freely tradable shares of common stock of TG Parent, valued based on the VWAP of the TG Parent shares of common stock on Nasdaq for the 30 trading days prior to the achievement of the applicable milestone.

If a licensed product under the TG License Agreement is approved and sold, TG Therapeutics is also required to pay us tiered royalties ranging from high-single-digit to low-double-digit percentages on net sales of the licensed product. TG Therapeutics’ obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of (i) the expiration of the last-to-expire valid claim in such country covering such licensed product; (ii) the expiration of any period of data, regulatory, or market exclusivity, or supplemental protection certificates (other than patents) covering the licensed product in such country; and (iii) a period of ten years following the first commercial sale of the respective licensed product in such country.

Unless earlier terminated, the TG License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. We may terminate the TG License Agreement if TG Therapeutics fails to initiate certain development activities with respect to the licensed product by a specified date or ceases active development of the licensed product for a specified period of time. In addition, we may terminate the TG License Agreement if TG Therapeutics or any of its affiliates or sublicensees challenges the validity of any patents controlled by us. We or TG Therapeutics may terminate the TG License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the TG License Agreement or (ii) the other party’s insolvency.

Sale of CAR T Platform to Imugene

On August 15, 2023 we entered into an asset purchase agreement with Imugene (the “Imugene Purchase Agreement”). Pursuant to and simultaneously with the execution of the Imugene Purchase Agreement, on August 15, 2023 (the “Closing Date”), Imugene US acquired our manufacturing infrastructure used in the development and manufacture of azer-cel, including assuming the lease to our manufacturing facility and certain contracts with respect to our manufacturing facility, and related equipment, supplies, azer-cel clinical trial inventory and other assets related to our CAR T cell therapy platform (the “Acquired Assets”). As part of the Imugene Purchase Agreement, Imugene US hired a number of the Company’s employees who were associated with our historical CAR T cell therapy operations.

In consideration for the Acquired Assets, Imugene US assumed certain liabilities, paid us $8 million in cash, and issued us convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13 million. The Imugene Convertible Note is non-interest bearing and matures on the first anniversary of the Closing Date (the “Maturity Date”). On the Maturity Date, the Imugene Convertible Note will be redeemed with cash, converted into ordinary shares of Imugene Limited at a conversion price based on the 10-day volume weighted average price of Imugene Limited’s ordinary shares prior to the date of conversion, or partially redeemed with cash and partially converted into shares, at Imugene’s discretion.

Additionally, we entered into a license agreement with Imugene (the “Imugene License Agreement”) on the Closing Date, pursuant to which we granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of our allogeneic CAR T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the Imugene License Agreement, pursuant to the terms of the Imugene License Agreement.

In addition, under the License Agreement, we are eligible to receive milestone payments of up to an aggregate of $206 million for azer-cel, inclusive of a payment of $8 million in cash and equity upon successful completion of the Phase 1b dosing in the CAR T relapsed LBCL patient population. For azer-cel, we are eligible to receive double-digit royalties on net sales. For up to three additional research programs to be developed by Imugene, we are eligible for up to $145 million in milestone payments and, if licensed products are approved and sold, tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of such licensed products. In addition, we are eligible to receive mid-single digit percentage-based fees for certain change of control transactions involving Imugene and for partnering transactions involving a licensed product. Imugene’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following the first commercial sale of the respective licensed product.

Unless earlier terminated, the Imugene License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. We may terminate the entire Imugene License Agreement due to a challenge to our patents brought by Imugene and a breach by Imugene in any material respect of the Imugene License Agreement, the Imugene Purchase Agreement or any related transaction documents. We may also terminate the Imugene License Agreement with respect to azer-cel if Imugene fails to initiate certain development activities with respect to azer-cel by a specified date, if Imugene fails to expend certain amounts on the development of azer-cel or if Imugene ceases active development of azer-cel for a specified period of time. Either party may terminate the Imugene License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the agreement or (ii) the other party’s insolvency.

In connection with the Imugene Purchase Agreement and the Imugene License Agreement, we and Imugene have entered into other related agreements and documents, including a registration rights agreement, a transition services agreement, a sublease for laboratory space at our headquarters and a parent company guaranty from Imugene Limited.

We concluded the Imugene License Agreement represents functional intellectual property in accordance with ASC 606 given we do not expect to provide any additional services to Imugene outside of the right to use the licensed intellectual property. As of December 31, 2023 management has constrained all variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the year ended December 31, 2023.

Novartis Pharma AG

On June 14, 2022, we entered into the Novartis Agreement, which became effective on June 15, 2022 (the “Novartis Effective Date”), to collaborate to discover and develop in vivo gene editing products incorporating our custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain diseases (collectively referred to as licensed products). Any initial licensed products under the Novartis Agreement will be developed for the potential treatment of certain hemoglobinopathies, including sickle cell disease and beta thalassemia.

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

In July 2022, we received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date, Novartis made an equity investment in our common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, we issued and sold to Novartis 413,581 shares of our common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $60.30 per share. The price per share of our common stock under the Novartis Stock Purchase Agreement represented a

20% premium over the volume-weighted-average-price of our common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement.

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

During the years ended December 31, 2023 and 2022 we recognized revenue under the Novartis Agreement of $22.7 million and $9.5 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $32.4 million and $54.2 million as of December 31, 2023 and December 31, 2022, respectively, of which $7.4 million and $27.9 million, respectively, was included in current liabilities within the balance sheets.

Prevail Therapeutics, Inc.

On November 19, 2020, we entered into a development and license agreement with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating our ARCUS nucleases to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. This agreement was subsequently assigned to Prevail Therapeutics, a wholly-owned subsidiary of Lilly, effective November 1, 2022 (the “Original Prevail Agreement”).

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

In connection with the closing of the original development and license agreement with Lilly, we received an upfront cash payment of $100.0 million as well as $35.0 million from Lilly’s purchase of 125,406 newly issued shares of our common stock. Under the Prevail Agreement, we will also be eligible to receive milestone payments of up to an aggregate of $390 million to $395 million per licensed product as well as nomination fees for additional targets and certain research funding. If licensed products resulting from the collaboration are approved and sold, we will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Prevail’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product.

During the years ended December 31, 2023 and 2022, we recognized revenue under the Prevail Agreement of $26.0 million and $15.6 million, respectively. Deferred revenue related to the Prevail Agreement was $52.7 million and $74.8 million as of December 31, 2023 and December 31, 2022, respectively, of which $4.7 million and $18.3 million, respectively, was included in current liabilities within the balance sheets.

iECURE

In August 2021, we entered into a development and license agreement with iECURE (the “iECURE DLA”) under which iECURE was to advance our PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in order to gain access to a license to use our PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases, including OTC deficiency (the “PCSK9 License”). Simultaneously with the entry into the iECURE DLA, we and iECURE entered into an equity issuance agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued us common stock in iECURE as additional consideration for the PCSK9 license. Additionally, we are eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

We adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the year ended December 31, 2023, we recorded a $0.6 million increase in the carrying value of our iECURE equity to adjust to fair value.

The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through the Phase 1 clinical trial (the “PCSK9 Prepaid”) were recorded to the prepaid expenses and other assets line items of the balance sheets. The PCSK9 Prepaid was amortized to research and development expense on a pro-rata basis as iECURE incurred costs to progress the PBGENE-PCSK9 candidate through the Phase 1 clinical trial. During the year ended December 31, 2022, we recognized $2.1 million of research and development expense related to amortization of the PCSK9 Prepaid. The remaining unamortized PCSK9 Prepaid was fully impaired during the year ended December 31, 2022 as we made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia with iECURE as our partner in December 2022. Accordingly, there was no PCSK9 Prepaid balance as of December 31, 2023 or 2022.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. We record revenue from collaboration agreements, including amounts related to upfront payments, milestone payments, fees for licenses of our intellectual property and research and development funding.

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

We cannot determine with certainty the duration and costs of future clinical trials for our product candidates we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Impairment Charges

Impairment charges represents our impairment of intangible assets and long-term prepaid assets. An impairment loss is assessed when future undiscounted cash flows are less than the assets’ carrying value and is recognized when the carrying value of the asset exceeds fair value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.

Loss on Disposal of Assets

Loss on disposal of assets represents the remaining net book value of disposed assets at the time of their disposal and impairment recognized on assets held for sale.

Gain (Loss) on Changes in Fair Value

The change in fair value of represents the assessed changes in fair value of assets and liabilities carried at fair value.

Loss from Equity Method Investment

Loss from equity method investment represents our proportionate share of the net loss of our equity method investee, Elo Life Systems, Inc. (“Elo”).

Interest Expense

Interest expense consists of interest payments incurred and discount amortization on debt outstanding.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and note receivable from Elo.

Loss from Discontinued Operations

Loss from discontinued operations represents the gain on the sale of our CAR T infrastructure to Imugene and the results of operations of our historical cell therapy operations.

Results of Operations

Comparison of the Years Ended December 31, 2023 and December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022, together with the changes in those items in dollars:

	Years ended December 31,
(in thousands)	2023	2022	Change
Revenue	$48,727	$25,098	$23,629
Operating expenses:
Research and development	53,375	46,122	7,253
General and administrative	39,088	41,284	(2,196)
Total operating expenses	92,463	87,406	5,057
Loss from operations	(43,736)	(62,308)	18,572
Other income (expense), net:
Impairment charges	—	(10,844)	10,844
Loss on disposal of assets	(461)	(30)	(431)
Gain (loss) on changes in fair value	1,145	(510)	1,655
Loss from equity method investment	(4,931)	(1,579)	(3,352)
Interest expense	(2,230)	(1,111)	(1,119)
Interest income	7,686	3,473	4,213
Total other income (expense), net	1,209	(10,601)	11,810
Loss from continuing operations	(42,527)	(72,909)	30,382
Loss from discontinued operations (including gain on disposal of $8,446 during the year ended December 31, 2023)	(18,792)	(38,728)	19,936
Net loss	$(61,319)	$(111,637)	$50,318

Revenue

Revenue for the year ended December 31, 2023 was $48.7 million, compared to $25.1 million for the year ended December 31, 2022. The increase of $23.6 million in revenue during the year ended December 31, 2023 was primarily the result of a $10.4 million increase in revenue recognized under the Prevail Agreement. On June 30, 2023, we amended the Original Prevail Agreement, which resulted in a decrease in total estimated effort required to satisfy the performance obligation under the agreement, as so amended and restated, and an increase in the transaction price.

Also contributing to the increase in revenue was an increase of $13.2 million in revenue recognized under the Novartis Agreement as 2023 was the first full year of revenue recognized under the Novartis Agreement.

Research and Development Expenses

	Years ended December 31,
(in thousands)	2023	2022	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	9,261	804	8,457
PBGENE-PMM external development costs	352	—	352
Platform development and early-stage research expenses:
Employee-related costs (other than share based compensation)	19,788	18,732	1,056
Share based compensation	3,642	5,410	(1,768)
Laboratory supplies and services	5,741	8,585	(2,844)
Outsourced research and development	4,682	3,458	1,224
CMOs and research organizations	71	45	26
Laboratory equipment and maintenance	938	1,049	(111)
Facility-related costs	2,370	2,053	317
Depreciation and amortization	4,022	4,010	12
Licensing fees	2,468	1,968	500
Other research and development costs	40	8	32
Total research and development expenses	$53,375	$46,122	$7,253

Research and development expenses for the year ended December 31, 2023 were $53.4 million, compared to $46.1 million for the year ended December 31, 2022. The increase of $7.3 million was primarily due to an $8.5 million increase in PBGENE-HBV external development costs related to CTA/IND-enabling studies. Also contributing to the increase was a $1.2 million increase in outsourced research and development costs primarily related to consulting fees, a $1.1 million increase in employee-related costs (other than share based compensation) as a result of increases in performance based compensation, a $0.5 million increase in licensing fees, and a $0.3 million increase in facility-related costs. Additionally, PBGENE-PMM external development costs increased by $0.4 million as we began pursuing development of PBGENE-PMM during the year ended December 31, 2023.

Partially offsetting the increases in research and development expenses was a $2.8 million decrease in laboratory supplies and services expenses primarily related to a decrease in expense related to partnered programs. Additionally share based compensation expenses decreased $1.8 million due to forfeitures.

General and Administrative Expenses

General and administrative expenses were $39.1 million for the year ended December 31, 2023 compared to $41.3 million for the year ended December 31, 2022. The decrease of $2.2 million was primarily due to a $1.5 million decrease in share-based compensation expense and a $0.7 million decrease in insurance expense driven by a market-related reduction in director and officer insurance premiums.

Impairment Charges

There were no impairment charges during the year ended December 31, 2023. Impairment charges were $10.8 million during the year ended December 31, 2022 which is comprised of the $10.8 million impairment of the iECURE PCSK9 Prepaid as we made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as our partner. The impairment charge represented the remaining unamortized balance of the PCSK9 Prepaid.

Loss on Disposal of Assets

Loss on disposal of assets was $0.5 million during the year ended December 31, 2023 which included the proceeds from sales of equipment less the remaining net book value at the time of the equipment’s disposal and impairment losses recognized on assets held for sale. Loss on disposal of assets was less than $0.1 million for the year ended December 31, 2022 which represented the remaining net book value at the time of the equipment’s disposal.

Gain (Loss) on Changes in Fair Value

Gain from changes in fair value was $1.1 million for the year ended December 31, 2023, which is primarily the result of an increase in the assessed fair value of the iECURE equity investment as iECURE has progressed towards a clinical trial for OTC deficiency. The loss from changes in fair value was $0.5 million for the year ended December 31, 2022, which primarily represents the change in fair value of the iECURE equity investment as a result of dilution from iECURE's Series A-1 equity raise during the year ended December 31, 2022.

Loss from Equity Method Investment

Loss from equity method investment was $4.9 million during the year ended December 31, 2023 and represented our proportionate share of Elo’s net loss for such period. Loss from equity method investment was $1.6 million during the year ended December 31, 2022 and represented our proportionate share of Elo’s net loss for such period, partially offset by a gain recorded from an increase in our proportionate share of Elo's net assets resulting from an equity issuance by Elo.

Interest Expense

Interest expense was $2.2 million for the year ended December 31, 2023 compared to $1.1 million during the year ended December 31, 2022. The $1.1 million increase in interest expense was primarily the result of a higher average balance on our debt and with higher interest rates during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Interest Income

Interest income was $7.7 million during the year ended December 31, 2023 compared to $3.5 million during the year ended December 31, 2022. The $4.2 million increase in interest income was primarily driven by higher interest rates on our cash and cash equivalents during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Loss from Discontinued Operations

Loss from discontinued operations was $18.8 million during the year ended December 31, 2023 compared to $38.7 million during the year ended December 31, 2022. The $19.9 million decrease in loss from discontinued operations was the result of the $8.4 million gain on sale of our CAR T infrastructure to Imugene and a $11.5 million decrease in cell therapy expenses during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Income Taxes

Since our inception in 2006, we have generated cumulative federal and state NOL and R&D credit carryforwards for which we have not recorded any net tax benefit due to the uncertainty around utilizing these tax attributes within their respective carryforward periods. As of December 31, 2023, we had federal and state NOL carryforwards of $195.0 million and $166.8 million respectively, which may be available to offset future taxable income. The U.S. federal NOLs carryforward indefinitely. The state NOL carryforwards begin to expire in 2027. As of December 31, 2023, we also had federal and state R&D tax credits of $17.2 million and an amount less than $0.1 million, which begin to expire in 2029 and 2030, respectively. As of December 31, 2023 we had federal Orphan Drug credits of $13.5 million which begin to expire in 2038. As of December 31, 2023, we also have federal contribution carryforwards of $0.2 million, which began to expire in 2023. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Liquidity and Capital Resources

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.

We have incurred significant operating losses since our inception and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of December 31, 2023, we had an accumulated deficit of $489.6 million.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the development of our product candidates. We expect that our research and development and general and administrative costs will increase over the long term, including in connection with conducting preclinical studies and potential clinical trials for our product candidates, contracting with

CROs and CMOs, expanding our intellectual property portfolio and providing general and administrative support for our operations. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

As of December 31, 2023, we had cash and cash equivalents of $116.7 million and available borrowings under our loan and security agreement (as amended from time to time, the “Revolving Line”) with Pacific Western Bank (“PWB”) of $7.5 million. Covenants on our Revolving Line require that we maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. Our sources of funding to finance our cash needs include proceeds from third parties through a combination of financings including our initial public offering (“IPO”), preferred stock and convertible note financings, underwritten offerings of our common stock, ATM offerings of our common stock as part of our shelf registration statement, upfront and milestone payments from partners, borrowings under bank facilities and funding from other strategic alliances and grants.

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

Cash Flows

Our cash and cash equivalents totaled $116.7 million and $189.6 as of December 31, 2023, and 2022, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	For the Years Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(84,114)	$(45,753)
Net cash provided by (used in) investing activities	5,829	(3,319)
Net cash provided by financing activities	5,387	94,985
(Decrease) increase in cash and cash equivalents	$(72,898)	$45,913

We experienced a decrease in cash and cash equivalents during the year ended December 31, 2023 of $72.9 million, compared to a $45.9 million increase in cash and cash equivalents during the year ended December 31, 2022. The $118.8 million decrease in cash flows in the comparable periods was primarily due to the year over year decrease in net cash provided by financing activities and an increase in cash used in operating activities.

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs. The use of cash in operating activities during the years ended December 31, 2023 and December 31, 2022 resulted from our net loss adjusted for non-cash items and changes in working capital.

Cash used in operating activities during the year ended December 31, 2023 was $84.1 million, compared to $45.8 million during the year ended December 31, 2022. The $38.3 million increase in cash used in operating activities was primarily driven by the $50.0 million upfront payment received from Novartis pursuant to the terms of the Novartis Agreement during the year ended December 31, 2022.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities relates to proceeds received from disposed assets. Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash provided by investing activities during the year ended December 31, 2023 was $5.8 million, compared to $3.3 million net cash used in investing activities during the year ended December 31, 2022. The $9.1 million net increase in cash provided by investing activities was primarily driven by $8.0 million in proceeds received from Imugene as partial consideration for assets acquired under the Purchase Agreement and a $1.4 million decrease in cash paid to purchase property, equipment and software during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $5.4 million, compared to $95.0 million during the year ended December 31, 2022. The $89.6 million decrease in cash provided by financing activities during the year ended December 31, 2023 was primarily due a $44.0 million decrease in common stock issuance proceeds, $25.0 million in proceeds from the Novartis Stock Purchase Agreement in June 2022, and $20.0 million in borrowings from our revolving credit facility in May 2022.

Debt Obligations

Revolving Line

We may request advances on our Revolving Line with PWB up to an aggregate principal amount of $30.0 million. The Revolving Line maturity date is June 23, 2024 and all outstanding principal amounts are due upon maturity. We must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate on Revolving Line borrowings is a variable annual rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the Revolving Line), or (b) 4.25%. As of December 31, 2023, the outstanding principal balance on the Revolving Line was $22.5 million, the stated interest rate was 9.25% and the effective interest rate was 10.3%.

Funding Requirements

We will continue to have funding requirements in connection with the continuation of our research and development efforts, potential IND and CTA submissions, potential clinical trials, and expected growth in our in vivo portfolios.

We believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, expected operational receipts, including near-term consideration to be received from licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We expect our cash runway to be sufficient to achieve first-in-human Phase 1 clinical data for our lead in vivo gene editing programs. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity or debt financings, collaboration agreements, other third‑party funding, strategic alliances, licensing arrangements and marketing and/or distribution arrangements. See “Risk Factors–– We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.” in Part I, Item 1A. of this Annual Report on Form 10-K for a further discussion of our ability to generate and obtain adequate amounts of funding in connection with our continuing operations.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, product development and research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to significantly delay, alter reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan, growth strategy, or capitalize on business opportunities as desired.

Common Stock Offering

In March 2024, we entered into an underwriting agreement relating to the issuance and sale of an aggregate of 2,500,000 shares of our common stock and warrants to purchase 2,500,000 shares of our common stock at a combined offering price of $16.00 per share. Each warrant has an exercise price per share of $20.00, is immediately exercisable and will expire on March 5, 2029. The offering was made pursuant to a registration statement on Form S-3. Gross proceeds from the transaction were $40.0 million before deducting underwriting discounts and commissions and offering expenses of approximately $2.9 million. In addition, we granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of its common stock at $16.00 per share, less underwriting discounts and commissions. We intend to use the net proceeds of the offering to fund ongoing and planned research and development, and for working capital and other general corporate purposes.

Contractual Obligations and Commitments

In addition to the contractual obligations and commitments as described elsewhere in this Annual Report on Form 10-K with respect to leases, the Revolving Line, and intellectual property licenses, we also enter into contracts in the normal course of business with CMOs, universities, and other third parties for preclinical research studies, testing, manufacturing services, and other services and products for operating purposes. These contract are generally cancelable upon written notice.

The Company does not have any material capital expenditure commitments at December 31, 2023.

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

Revenue Recognition

Our revenues are generated primarily through collaborative research, license, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to use our technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments we receive under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; clinical and development, regulatory, and sales milestone payments; and royalties on future product sales. We classify payments received under these agreements as revenues within our statements of operations.

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

Invoices issued as stipulated in contracts prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in our balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in the other current assets line item in our balance sheets.

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

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, are within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, we apply the five-step model described above.

Revenue related to performance obligations satisfied over time could be materially impacted as a result of changes in the estimated research effort to satisfy performance obligations or changes in the transaction price related to variable consideration. For example, in in the year ended December 31, 2023, we recorded cumulative catch up adjustments that increased revenue by $7.6 million related to the Prevail Agreement and decreased revenue by $6.0 million related to the Novartis Agreement as a result of changes in total estimated effort required to satisfy performance obligations and changes in variable consideration included in the transaction price related to estimated fees to be received from partners. If we were to increase total estimated effort required to satisfy the performance obligations by 10%, it would result in cumulative catch up adjustments that decrease revenue recognition by $8.6 million in the current year and those amounts would be recognized in the future as the incremental effort is provided. Alternatively, if we were to decrease total estimated effort required to satisfy the performance obligations by 10%, it would result in cumulative catch up adjustments that increase revenue recognition by $10.5 million in the current year.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to make certain estimates and judgements in our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Actual costs incurred could differ materially from estimates. Examples of estimated accrued research and development expenses include fees paid to the following:

•
third parties in connection with performing research and development activities, conducting preclinical studies and clinical trials on our behalf;
•
Vendors in connection with preclinical development activities; and
•
CMOs and other vendors in connection with product manufacturing and development and distribution of preclinical supplies.

We base our expenses related to preclinical studies on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage preclinical studies and CMOs that manufacture product for our research and development activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly.

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

Recent Accounting Pronouncements

Accounting standards updates that have been issued, but are not effective until after December 31, 2023, are not expected to have a material effect on the our financial position, statements of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $116.7 million, or 73% of our total assets, on December 31, 2023 and $189.6 million, or 80% of our total assets, on December 31, 2022. Interest income earned on our assets was $7.7 million and $3.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our financial statements. A hypothetical 10% change in existing interest rates would not have had a material impact on the value of our cash and cash equivalents as of December 31, 2023.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s annual report on internal control over financial reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer a non-accelerated filer as defined in the Exchange Act.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS

The following information with respect to our board of directors and executive officers is presented as of February 29, 2024:

Name	Age	Position at Precision BioSciences, Inc.	Principal Employment
Executive Officers
Michael Amoroso	46	President, Chief Executive Officer and Director	Same
John Alexander Kelly	57	Chief Financial Officer	Same
Alan List, M.D.	69	Chief Medical Officer	Same
Dario Scimeca	48	General Counsel and Secretary	Same
Jeff Smith, Ph.D.	50	Chief Research Officer	Same
Non-Employee Directors
Kevin Buehler	66	Chair of the Board and Director	Former Division Head of Alcon Laboratories, Inc. a division of Novartis AG
Melinda Brown	67	Director	Former Senior Vice President and Controller of Tapestry, Inc.
Stanley Frankel, M.D.	65	Director	Former Chief Medical Officer of Cytovia Therapeutics, Inc.
Geno Germano	63	Director	President, Chief Executive Officer and Director of Elucida Oncology, Inc.
Shari Lisa Piré, J.D.	59	Director	Chief Legal & Sustainability Officer at Plume Design, Inc.
Sam Wadsworth, Ph.D.	75	Director	Senior Scientific Advisor of Ultragenyx Pharmaceuticals, Inc.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and other employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by this item will be included in our definitive proxy statement (“2024 Proxy Statement”) to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-32 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1††	Asset Purchase Agreement, dated as of August 15, 2023, by and among Precision BioSciences, Inc., Imugene (USA) Inc. and Imugene Limited.	8-K/A	001‑38841	2.1	8/21/2023
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8‑K	001-38841	3.1	4/1/2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	2/13/2024
3.3	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001‑38841	3.1	12/22/2023
4.1	Specimen Common Stock Certificate.	S‑1/A	333‑230034	4.1	3/18/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated May 25, 2018, as amended, by and among Precision BioSciences, Inc. and certain of its stockholders and the holders of the 2019 Notes,	S‑1/A	333‑230034	4.2	3/18/2019
4.3	Amendment No. 2, dated February 3, 2020, to the Amended and Restated Investors’ Rights Agreement, dated May 25, 2018, as amended, by and among Precision BioSciences, Inc. and certain of its stockholders and the holders of the 2019 Notes.	8‑K	001-38841	10.1	2/6/2020
4.4	Form of Indenture.	S-3	333-238857	4.3	6/1/2020
4.5	Form of Warrant.	8-K	001-38841	4.1	3/1/2024
4.6	Description of Registrant’s Securities.					*
10.1†††	Loan and Security Agreement, dated May 15, 2019, by and among Precision BioSciences, Inc., Elo Life Systems, Inc. and Pacific Western Bank, as amended.	10-K	001-38841	10.1	3/9/2023
10.2†††	License Agreement by and among TG Therapeutics, Inc., TG Cell Therapy, Inc. and Precision BioSciences, Inc.					*
10.3†††	License Agreement, effective as of August 15, 2023 by and between Precision BioSciences, Inc. and Imugene (USA) Inc.	8-K/A	001-38841	10.1	8/21/2023
10.4††	Program Purchase Agreement, dated April 9, 2021, by and among Les Laboratoires Servier, Institut de Recherches Internationales Servier, and Precision BioSciences, Inc.	10-Q	001-38841	10.1	5/13/2021
10.5†††	Amended and Restated Development and License Agreement, dated June 30, 2023, by and between Prevail Therapeutics, Inc. and Precision BioSciences, Inc.	8-K	001-38841	10.1	7/6/2023
10.6	Stock Purchase Agreement, dated November 19, 2020, by and between Eli Lilly and Company and Precision BioSciences, Inc.	10-K	001-38841	10.6	3/18/2021
10.7†††	Collaboration and License Agreement, dated June 14, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.1	6/21/2022
10.8†††	Stock Purchase Agreement, dated June 14, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.2	6/21/2022
10.9	Registration Rights Agreement, dated June 15, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.3	6/21/2022
10.10†	License Agreement, dated April 17, 2006, as amended, by and between Duke University and Precision BioSciences, Inc.	S‑1	333‑230034	10.2	3/1/2019
10.11†	Patent Cross‑License Agreement, dated January 23, 2014, by and between Cellectis SA and Precision BioSciences, Inc.	S‑1	333‑230034	10.3	3/1/2019

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	Lease Agreement, dated April 5, 2010, as amended, by and between Precision BioSciences, Inc. and Venable Tenant, LLC.					*
10.13#	2006 Stock Incentive Plan, as amended, and form of award agreements thereunder.	S‑1	333‑230034	10.8	3/1/2019
10.14#	2015 Stock Incentive Plan, as amended, and form of award agreements thereunder.	S‑1	333‑230034	10.9	3/1/2019
10.15#	2019 Incentive Award Plan, and forms of award agreements thereunder.	10-K	001-38841	10.14	3/18/2021
10.16#	2019 Employee Stock Purchase Plan.	S‑1/A	333‑230034	10.11	3/18/2019
10.17#	2021 Employment Inducement Incentive Award Plan and form of award agreements thereunder.	S-8	333-259369	99.3	9/7/2021
10.18#	Amendment to the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan.	S-8	333-267079	99.4	8/26/2022
10.19#	Executive Employment Agreement, dated January 22, 2024, by and between Alex Kelly and Precision BioSciences, Inc.	8-K	001-38841	10.2	1/23/24
10.20#	Amended and Restated Executive Employment Agreement between Precision BioSciences, Inc. and Dr. Alan List, dated November 7, 2022.	10-K	001-38841	10.23	3/9/23
10.21#	Executive Employment Agreement, dated January 22, 2024, by and between Dario Scimeca and Precision BioSciences, Inc.	8-K	001-38841	10.3	1/23/2024
10.22#	Executive Employment Agreement, dated January 22, 2024, by and between Jeff Smith and Precision BioSciences, Inc.	8-K	001-38841	10.4	1/23/2024
10.24#	Form of Indemnification Agreement between Precision BioSciences, Inc. and its directors and officers.	S‑1A	333‑230034	10.17	3/18/2019
10.25#	Non‑Employee Director Compensation Plan (as amended).	10-Q	001-38841	10.1	5/9/2023
10.26#	Executive Employment Agreement, dated January 22, 2024, by and between Michael Amoroso and Precision BioSciences, Inc.	8-K	001-38841	10.1	1/23/2024
21.1	Subsidiaries of Precision BioSciences, Inc.					*
23.1	Consent of Deloitte & Touche LLP.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97	Clawback policy
101.INS	XBRL Instance Document					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith

** Furnished herewith

† Confidential treatment of certain provisions has been granted by the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.

†† Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

††† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

# Denotes a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Precision BioSciences, Inc.

Date: March 27, 2024	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive office and authorized signatory)

Date: March 27, 2024	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Amoroso	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2024
Michael Amoroso

/s/ John Alexander Kelly	Chief Financial Officer (principal financial and accounting officer)	March 27, 2024
John Alexander Kelly

/s/ Kevin Buehler	Chair of the Board and Director	March 27, 2024
Kevin Buehler

/s/ Melinda Brown	Director	March 27, 2024
Melinda Brown

/s/ Stanley Frankel, M.D.	Director	March 27, 2024
Stanley Frankel, M.D.

/s/ Geno Germano	Director	March 27, 2024
Geno Germano

/s/ Shari Lisa Piré	Director	March 27, 2024
Shari Lisa Piré
/s/ Sam Wadsworth, Ph.D.	Director	March 27, 2024
Sam Wadsworth, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Precision BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Precision BioSciences, Inc. (the "Company") as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2024

We have served as the Company's auditor since 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION BIOSCIENCES, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$116,678	$189,576
Accounts receivable	901	720
Prepaid expenses	5,977	6,025
Convertible note receivable	11,897	—
Other current assets	419	1,228
Assets held for sale	487	—
Current assets of discontinued operations	—	1,556
Total current assets	136,359	199,105
Property, equipment, and software—net	6,338	11,815
Intangible assets—net	400	731
Right-of-use assets—net	8,263	1,964
Investment in equity securities	3,206	2,576
Equity method investment	—	2,172
Note receivable—net	4,990	7,234
Other assets	225	226
Noncurrent assets of discontinued operations	—	12,346
Total assets	$159,781	$238,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,968	$653
Accrued compensation	4,978	5,104
Accrued research and development expenses	1,557	1,827
Deferred revenue	12,035	46,192
Lease liabilities	1,133	1,678
Loan payable—net	22,412	—
Other current liabilities	2,391	745
Current liabilities of discontinued operations	2,513	3,465
Total current liabilities	49,987	59,664
Deferred revenue	73,082	82,872
Lease liabilities	7,723	1,059
Long term debt—net	—	22,223
Other liabilities	—	201
Contract liabilities	10,000	10,000
Noncurrent liabilities of discontinued operations	128	1,717
Total liabilities	140,920	177,736
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value— 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock; $0.000005 par value— 200,000,000 shares authorized, 4,191,053 shares issued and 4,164,038 shares outstanding as of December 31, 2023; 3,725,689 shares issued and 3,698,674 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	509,443	489,696
Accumulated deficit	(489,631)	(428,312)
Treasury stock	(952)	(952)
Total stockholders’ equity	18,861	60,433
Total liabilities and stockholders’ equity	$159,781	$238,169

See notes to financial statements

PRECISION BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022
Revenue	$48,727	$25,098
Operating expenses
Research and development	53,375	46,122
General and administrative	39,088	41,284
Total operating expenses	92,463	87,406
Operating Loss	(43,736)	(62,308)
Other income (expense), net:
Impairment charges	—	(10,844)
Loss on disposal of assets	(461)	(30)
Gain (loss) on changes in fair value	1,145	(510)
Loss from equity method investment	(4,931)	(1,579)
Interest expense	(2,230)	(1,111)
Interest income	7,686	3,473
Total other income (expense), net	1,209	(10,601)
Loss from continuing operations	$(42,527)	$(72,909)
Loss from discontinued operations (including gain on disposal of $8,446 during the year ended December 31, 2023)	(18,792)	(38,728)
Net loss	$(61,319)	$(111,637)

Net loss per share - basic and diluted	$(15.96)	$(38.10)
Weighted average shares of common stock outstanding- basic and diluted	3,841,405	2,929,873

See notes to financial statements

PRECISION BIOSCIENCES, INC.

STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- December 31, 2021	2,057,085	—	$408,795	$(316,675)	$(952)	$91,168
Stock option exercises	11,186	—	392	—	—	392
Issuance of common stock under employee stock purchase plan	6,419	1	442	—	—	443
Share-based compensation expense	—	—	19,197	—	—	19,197
Restricted stock units vested	9,556	—	—	—	—	—
Issuance of common stock to collaboration partners	28,822	—	11,553	—	—	11,553
Net proceeds from issuance of common stock	1,612,621	—	49,317	—	—	49,317
Net loss	—	—	—	(111,637)	—	(111,637)
Balance- December 31, 2022	3,725,689	$1	$489,696	$(428,312)	$(952)	$60,433
Stock option exercises	3,196	—	31	—	—	31
Issuance of common stock under employee stock purchase plan	18,101	—	370	—	—	370
Share-based compensation expense	—	—	14,040	—	—	14,040
Restricted stock units vested	46,893	—	—	—	—	—
Net proceeds from issuance of common stock	397,174	—	5,306	—	—	5,306
Net loss	—	—	—	(61,319)	—	(61,319)
Balance- December 31, 2023	4,191,053	$1	$509,443	$(489,631)	$(952)	$18,861

See notes to financial statements

PRECISION BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(61,319)	$(111,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,817	7,798
Share-based compensation	14,040	19,197
Loss on disposal of assets	563	106
Gain on disposal of business	(8,446)	—
Non-cash interest expense	368	295
Amortization of right-of-use assets	1,438	1,206
(Gain) Loss on changes in fair value	(1,145)	510
Loss from equity method investment	4,931	1,579
Amortization of discount on note receivable	(515)	(355)
Impairment charges	641	11,438
Changes in operating assets and liabilities:
Prepaid expenses	1,051	(962)
Accounts receivable	(181)	(232)
Other assets and other current assets	1,752	1,431
Accounts payable	1,508	153
Other liabilities and other current liabilities	(724)	(1,816)
Deferred revenue	(43,947)	27,358
Lease liabilities	(946)	(1,822)
Contract liabilities	—	—
Net cash used in operating activities	(84,114)	(45,753)
Cash flows from investing activities:
Proceeds from disposal of business	8,000	—
Proceeds from sale of equipment	107	—
Purchases of property, equipment and software	(1,957)	(3,319)
Purchases of intangibles assets	(321)	—
Net cash provided by (used in) investing activities	5,829	(3,319)
Cash flows from financing activities:
Proceeds from stock option exercises	31	392
Proceeds from employee stock purchase plan	370	443
Proceeds from offering of common stock, net of issuance costs	4,986	49,345
Proceeds from offering of common stock to collaboration partners	—	25,000
Borrowings from revolving credit facility, net of issuance costs paid to lender	—	19,805
Net cash provided by financing activities	5,387	94,985
Net (decrease) increase in cash and cash equivalents	(72,898)	45,913
Cash and cash equivalents—beginning of period	189,576	143,663
Cash and cash equivalents —end of period	$116,678	$189,576
Supplemental disclosures of noncash financing and investing activities:
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$14	$103
Cash paid for interest	$2,018	$824
Unsettled at-the-market issuances of common stock included in other current assets	$320	$—

See notes to financial statements

Precision BioSciences, Inc.

Notes to Financial Statements

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Precision BioSciences, Inc. (the “Company”) was incorporated on January 26, 2006 under the laws of the State of Delaware and is based in Durham, North Carolina. The Company is a gene editing company dedicated to improving life by developing in vivo therapies for genetic and infectious diseases with the application of the Company’s wholly-owned proprietary ARCUS genome editing platform.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates. Significant estimates include recording revenue for performance obligations recognized over time, determination of the fair value of share-based compensation grants, estimating services expended by third-party service providers used to recognize research and development expense and determination of the fair value of investments.

Basis of Presentation

These financial statements have been prepared in accordance with GAAP. Additionally, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The accompanying financial statements have been recast for all periods presented to reflect the assets, liabilities and expenses related to discontinued operations (discussed below). The accompanying financial statements are generally presented in conformity with the Company's historical format.

Reverse Stock Split

On February 13, 2024, the Company amended its amended and restated certificate of incorporation in order to effect a 1-for-30 reverse stock split of its outstanding shares of capital stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 30 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 2024 Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted to give effect to the Reverse Stock Split) on The Nasdaq Capital Market on February 13, 2024, the last trading day immediately preceding the effective time of the Reverse Stock Split.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

As of December 31, 2023, the Company held cash equivalents which are composed of money market funds. As of December 31, 2022, the Company held cash equivalents which were composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and notes receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company may maintain cash deposits in financial institutions in excess of government insured limits. The Company regularly invests excess cash deposits in money market funds and repurchase agreements. The Company believes that the credit risk arising from the holdings of these financial instruments is mitigated by the fact that these securities are of short duration, government backed and of high credit rating. The Company has not experienced any losses on cash and cash equivalents to date.

Revenue from Prevail and Novartis accounted for 53% and 47% of revenue during the year ended December 31, 2023, respectively. Revenue from Prevail and Novartis accounted for 62% and 38% of revenue during the year ended December 31, 2022, respectively. Prevail and Novartis accounted for 62% and 38% of deferred revenue as of December 31, 2023, respectively.

In addition, the Company currently holds a $10.0 million promissory note payable from Elo (defined below) and a $13.0 million convertible note from Imugene US (defined below), which exposes the Company to potential losses in the event of default. Counterparty credit risk is monitored through periodic reviews of financial records. As of December 31, 2023, the Company considers the risk of counterparty default to be minimal.

Property, Equipment and Software

Property, equipment and software (“PP&E”) are stated at cost, net of depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

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

Intangible Assets

Intangible assets primarily include in-licenses and capitalized patent costs. The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized using the straight-line method over the estimated useful life of the technology. If the access to use the technology rights is one year or less, the cost is recorded as a prepaid expense and amortized over the period identified in the agreement. Amortization expense for licensed technology and capitalized patent costs is included in research and development expenses within the accompanying statement of operations.

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

Investments in Equity Securities

The Company carries investments in equity securities for which it does not possess the ability to exercise significant influence or control at fair value in the balance sheets and records changes in fair value in the statements of operations as a component of other income or expense.

As of December 31, 2023 and December 31, 2022 the Company held common stock in iECURE (defined below) with a fair value of $3.2 million and $2.6 million, respectively.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the year ended December 31, 2023, the Company recorded cumulative catch up adjustments on its contracts with partners that increased revenue recognition by $1.6 million; the cumulative catch-up adjustments resulted from a change in total estimated effort required to satisfy performance obligations and changes in variable consideration included in the transaction price related to estimated fees to be received from partners. During the year ended December 31, 2023, the Company recorded $48.7 million in revenue that was included in deferred revenue as of December 31, 2022.

Invoices issued as stipulated in contracts prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue within current liabilities in the accompanying balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in the other current assets line item in the accompanying balance sheets.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities including salaries, benefits, share-based compensation, allocations for rent and facility costs, depreciation, preclinical manufacturing expenses, costs of services provided by contract research organizations (“CROs”) in connection with clinical trials and contract manufacturing organizations (“CMOs”) engaged to manufacture clinical trial material, costs of licensing technology, and costs of services provided by research and development service providers. Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred if the technology is not expected to have any alternative future uses other than the specific research and development project for which it was intended. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed rather than when the payment is made.

The Company is required to estimate accrued research and development expenses resulting from its obligations under contracts with CROs, CMOs, research organizations, service providers, vendors and consultants in connection with research and development activities. The financial terms of these contracts are subject to negotiations and vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate research and development expenses in its statements of operations by matching those expenses with the period in which the services and efforts are expended. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company adjusts the accrual or amount of prepaid expense accordingly.

Discontinued Operations

The Company determined that its decision to no longer internally develop ex vivo allogeneic chimeric antigen receptor (“CAR T”) immunotherapies and related sale of our CAR T infrastructure to Imugene (defined below) met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations. Accordingly, the accompanying financial statements for all periods have been updated to present the assets and liabilities associated with the development of ex vivo allogeneic CAR T immunotherapies separately as discontinued operations on the balance sheets and the results of all discontinued operations are reported as a separate component in the statements of operations.

For additional information related to discontinued operations, refer to Note 6, Discontinued Operations.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023 and December 31, 2022, there was no difference between net loss and comprehensive loss in the accompanying statements of operations.

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

The Company’s diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2023 and December 31, 2022, given all potential shares of common stock are anti-dilutive as a result of the net loss.

Share-Based Compensation

The Company accounts for all share-based compensation awards, including stock options, restricted stock units and its employee stock purchase plan, at fair value. Compensation expense is recognized for the Company’s share-based compensation awards, net of actual forfeitures, over the requisite service period, which is the vesting period of the respective award.

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

Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered other than the enactment of changes in the tax law or rates. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Accounting Standards Updates

Accounting standards updates issued, but not effective until after December 31, 2023, are not expected to have a material effect on the Company’s financial position, statements of operations or cash flows.

NOTE 2: COLLABORATION AND LICENSE AGREEMENTS

TG Therapeutics

On January 7, 2024, the Company entered into a license agreement (the “TG License Agreement”) with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”), pursuant to which the Company granted TG Subsidiary certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize the Company’s allogeneic CAR T therapy azer-cel for autoimmune diseases and other indications outside of cancer (collectively referred to as licensed products).

Under the TG License Agreement, the Company is entitled to receive an upfront cash payment of $10.0 million (the “TG Upfront Payment”), an additional cash payment of $7.5 million in the event that TG Therapeutics achieves a certain clinical milestone that is expected to be achieved in the near-term (the “Initial Milestone Payment”), and additional payments upon the achievement of additional specified milestones of up to $288.6 million (the “Additional TG Milestone Payments”). As described below, up to $10.0 million of the cash payments potentially payable to the Company are payable in exchange for the issuance to TG Subsidiary by the Company of shares of the Company’s common stock (the “Company Stock Issuances”).

The TG Upfront Payment of $10.0 million is comprised of (i) a $5.25 million cash payment that was paid to the Company on February 5, 2024, (ii) a $2.25 million cash payment that was paid to the Company on February 4, 2024, in exchange for 97,360 shares of the Company’s common stock, based on a price per share equal to 200% of the volume-weighted-average-price (“VWAP”) of the Company’s common stock for the 30 trading days prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million due within 12 months following the date of the TG License Agreement, payable in exchange for such number of shares of the Company’s common stock determined based on a price per share equal to the greater of (A) 200% of the VWAP of the Company’s common stock for the 30 trading days prior to the date of payment or (B) a minimum price of $11.1660 determined in accordance with Nasdaq Listing Rule 5635(d) (the “Minimum Price”).

The Initial Milestone Payment of $7.5 million, if payable, will consist of (i) a $5.25 million cash milestone payment and (ii) a $2.25 million cash payment payable in exchange for such number of shares of the Company’s common stock determined based on a price per share equal to the greater of (A) 200% of the VWAP of the Company’s common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

The Additional TG Milestone Payments become due upon the achievement of certain milestones as specified in the TG License Agreement. Included within the Additional TG Milestone Payments is a potential payment of $3.0 million in connection with achievement of a milestone specified in the TG License Agreement, payable in exchange for such number of shares of the Company’s common stock determined based on a price per share equal to the greater of (A) 200% of the VWAP of the Company’s common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

Subject to the terms and conditions of the TG License Agreement, TG Therapeutics is permitted to pay up to 50% of the value of each Additional Milestone Payment (other than the Additional Milestone Payment described above that would, upon achievement, involve the issuance of $3.0 million of Shares by Precision) in freely tradable shares of common stock of TG Parent, valued based on the VWAP of the TG Parent shares of common stock on Nasdaq for the 30 trading days prior to the achievement of the applicable milestone.

If a licensed product under the TG License Agreement is approved and sold, TG Therapeutics is also required to pay the Company tiered royalties ranging from high-single-digit to low-double-digit percentages on net sales of the licensed product. TG Therapeutics’ obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of (i) the expiration of the last-to-expire valid claim in such country covering such licensed product; (ii) the expiration of any period of data, regulatory, or market exclusivity, or supplemental protection certificates (other than patents) covering the licensed product in such country; and (iii) a period of ten years following the first commercial sale of the respective licensed product in such country.

Unless earlier terminated, the TG License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. The Company may terminate the TG License Agreement if TG Therapeutics fails to initiate certain development activities with respect to the licensed product by a specified date or ceases active development of the licensed product for a specified period of time. In addition, the Company may terminate the TG License Agreement if TG Therapeutics or any of its affiliates or sublicensees challenges the validity of any patents controlled by the Company. Each of the Company and TG Therapeutics may terminate the TG License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the TG License Agreement or (ii) the other party’s insolvency.

Sale of Azer-cel CAR T Platform to Imugene

On August 15, 2023, the Company entered into an asset purchase agreement (the “Imugene Purchase Agreement”) with Imugene Limited, and its wholly-owned subsidiary Imugene (USA) Inc. (“Imugene US” and together with Imugene Limited, “Imugene”). Pursuant to and simultaneously with the execution of the Imugene Purchase Agreement, on August 15, 2023 (the “Closing Date”), Imugene US acquired the Company’s manufacturing infrastructure used in the development and manufacture of azer-cel, including assuming the lease to the Company’s manufacturing facility and certain contracts of the Company with respect to the Company’s manufacturing facility, and related equipment, supplies, azer-cel clinical trial inventory and other assets related to the Company’s CAR T cell therapy platform. As part of the Imugene Purchase Agreement, Imugene US hired a number of employees of the Company who were associated with the Company’s historical CAR T cell therapy operations.

In consideration for the assets acquired under the Imugene Purchase Agreement, Imugene US assumed certain liabilities of the Company, paid the Company $8 million in cash, and issued to the Company convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13 million. The Imugene Convertible Note is non-interest bearing and matures on the first anniversary of the Closing Date (the “Maturity Date”). On the Maturity Date, the Imugene Convertible Note will be redeemed with cash, converted into ordinary shares of Imugene Limited at a conversion price based on the 10-day volume weighted average price of Imugene Limited’s ordinary shares prior to the date of conversion, or partially redeemed with cash and partially converted into shares, at Imugene's discretion.

Additionally, the Company and Imugene US entered into a license agreement (the “Imugene License Agreement”) on the Closing Date, pursuant to which the Company granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of the Company’s allogeneic CAR T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the Imugene License Agreement, pursuant to the terms of the Imugene License Agreement.

In addition, under the Imugene License Agreement, the Company is eligible to receive milestone payments of up to an aggregate of $206 million for azer-cel, inclusive of a payment of $8 million in cash and equity upon successful completion of the Phase 1b dosing in the CAR T relapsed large B cell lymphoma (“LBCL”) patient population. For azer-cel, the Company is eligible to receive double-digit royalties on net sales. For up to three additional research programs to be developed by Imugene, the Company is eligible for up to $145 million in milestone payments and, if licensed products are approved and sold, tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of such licensed products. In addition, the Company is eligible to receive mid-single digit percentage-based fees for certain change of control transactions involving Imugene and for partnering transactions involving a licensed product. Imugene’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following the first commercial sale of the respective licensed product.

Unless earlier terminated, the Imugene License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. The Company may terminate the entire Imugene License Agreement due to a challenge to its patents brought by Imugene and a breach by Imugene in any material respect of the Imugene License Agreement, the Imugene Purchase Agreement or any related transaction documents. The Company may also terminate the Imugene License Agreement with respect to azer-cel if Imugene fails to initiate certain development activities with respect to azer-cel by a specified date, if Imugene fails to expend certain amounts on the development of azer-cel or if Imugene ceases active development of azer-cel for a specified period of time. Either party may terminate the License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the agreement or (ii) the other party’s insolvency.

The Company assessed the Imugene License Agreement in accordance with ASC 606 and concluded that the promises in the Imugene License represent a transaction with a customer. The Company has concluded that the Imugene License Agreement contains the following promises: (i) the license to develop, manufacture, and commercialize oncological applications of the azer-cel and up to three additional research product candidates and (ii) JSC (“Joint Steering Committee”) Participation. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. Accordingly, the Company concluded that the promise of the license is a single performance obligation.

The Company concluded the Imugene License Agreement represents functional intellectual property in accordance with ASC 606 given the Company will not be providing any additional services to Imugene outside of the right to use the licensed intellectual property. As of December 31, 2023, management has constrained all variable consideration related to milestone payments in the Imugene License given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the year ended December 31, 2023.

Collaboration and License Agreement with Novartis

On June 14, 2022, the Company entered into a collaboration and license agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”), which became effective on June 15, 2022 (the “Novartis Effective Date”), to collaborate to discover and develop in vivo gene editing products incorporating our custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain diseases (collectively referred to as licensed products). Any initial licensed products under the Novartis Agreement will be developed for the potential treatment of certain hemoglobinopathies, including sickle cell disease and beta thalassemia.

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

In July 2022, the Company received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date, Novartis made an equity investment in the Company’s common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, the Company issued and sold to Novartis 413,581 shares of the Company’s common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $60.30 per share. The price per share of the Company’s common stock under the Novartis Stock Purchase Agreement represented a 20% premium over the volume-weighted-average-price of the Company’s common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement. Management concluded that the Novartis Stock Purchase Agreement was to be combined with the Novartis Agreement for accounting purposes. Of the total $75.0 million upfront compensation, the Company applied equity accounting guidance to measure the $11.6 million recorded in equity upon the issuance of the shares, and $63.4 million was identified as transaction price allocated to the revenue arrangement.

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

During the years ended December 31, 2023 and 2022, the Company recognized revenue under the Novartis Agreement of $22.7 million and $9.5 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $32.4 million and $54.2 million as of December 31, 2023 and December 31, 2022, respectively, of which $7.4 million and $27.9 million, respectively, was included in current liabilities within the balance sheets.

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

In connection with the closing of the Original Prevail Agreement on January 6, 2021, the Company received an upfront cash payment of $100.0 million. Under the Prevail Agreement, the Company will also be eligible to receive milestone payments of up to an aggregate of $390 million to $395 million per licensed product, a decrease from $420 million as provided in the Original Prevail Agreement, as well as nomination fees for additional and replacement targets and certain research funding. The terms of potential nomination fees for additional targets and royalties on worldwide net sales of licensed products for which the Company may become eligible, as well as the terms of the Company’s right to elect to co-fund the clinical development of one licensed product under the Original Prevail Agreement, are not modified by the terms of the Prevail Agreement. If licensed products resulting from the collaboration are approved and sold, the Company will also be entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Prevail’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product. Simultaneously with the entry into the Original Prevail Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Lilly Share Purchase Agreement”), pursuant to which Lilly purchased 125,406 shares of the Company’s common stock for a purchase price of $35.0 million. Management concluded that the Lilly Share Purchase Agreement was to be combined with the Original Prevail Agreement for accounting purposes. Of the total $135.0 million upfront compensation, the Company applied equity accounting guidance to measure the $27.7 million recorded in equity upon the issuance of the shares, and $107.3 million was identified as the transaction price allocated to the revenue arrangement.

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

During the years ended December 31, 2023 and 2022, the Company recognized revenue under the Prevail Agreement of $26.0 million and $15.6 million, respectively. Deferred revenue related to the Prevail Agreement amounted to $52.7 million and $74.8 million as of December 31, 2023 and December 31, 2022, respectively, of which $4.7 million and $18.3 million, respectively, was included in current liabilities within the balance sheets.

Development and License Agreement with iECURE

In August 2021, the Company entered into a development and license agreement with iECURE (the “iECURE DLA”) under which iECURE was to advance the Company’s PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in order to gain access to Precision’s PCSK9-directed ARCUS nuclease to develop four other pre-specified gene editing therapies for rare genetic diseases (the “PCSK9 License”), including ornithine transcarbamylase (“OTC”) deficiency, Citrullinemia Type 1 (“CTLN1”), Phenylketonuria, and another program focused on liver disease. Simultaneously with the entry into the iECURE DLA, the Company and iECURE entered into an Equity Issuance Agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued the Company common stock in iECURE as additional consideration for the PCSK9 license. Management concluded that the iECURE Equity Agreement was to be combined with the iECURE DLA (together, the “iECURE Agreements”) for accounting purposes. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

The Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the year ended December 31, 2023, the Company recorded a $0.6 million increase in the carrying value of its iECURE equity to adjust to fair value as iECURE has progressed towards a clinical trial for OTC deficiency. During the year ended December 31, 2022, the Company recorded a $0.5 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE’s Series A-1 equity issued in such period.

The fair value of the costs to be incurred by iECURE to progress the Company’s PBGENE-PCSK9 candidate through the Phase 1 clinical trial (the “PCSK9 Prepaid”) was recorded to the prepaid expenses and other assets line items of the Company's balance sheets. The PCSK9 Prepaid was amortized to research and development expense on a pro-rata basis as iECURE incurred costs to progress the

PBGENE-PCSK9 candidate through a Phase 1 clinical trial. During the year ended December 31, 2022, the Company recognized $2.1 million of research and development expense related to amortization of the PCSK9 Prepaid. The remaining unamortized PCSK9 Prepaid was fully impaired during the year ended December 31, 2022 as the Company made the decision to cease pursuit of PBGENE-PCSK9 for familial hypercholesterolemia with iECURE as its partner in December 2022. Accordingly, there was no PCSK9 Prepaid balance as of December 31, 2023 or December 31, 2022.

NOTE 3: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of December 31, 2023 there were 36,552 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 211,303 stock options and 214,857 restricted stock units (“RSUs”) outstanding as of December 31, 2023.

The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of December 31, 2023, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 367,616 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of December 31, 2023, 122,630 shares were available to be issued under the 2019 Plan.

Up to 17,500 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of December 31, 2023, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 91,903 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2023, we had issued 33,080 shares under the 2019 ESPP. As of December 31, 2023, 76,323 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of $0.1 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 300,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of December 31, 2023, 190,739 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 101,807 stock options and no RSUs outstanding as of December 31, 2023.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2023	2022
Employee	$12,364	$15,921
Nonemployee	1,676	3,276
	$14,040	$19,197

Share-based compensation expense is included in the following line items in the statements of operations (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$4,355	$7,973
General and administrative	9,685	11,224
	$14,040	$19,197

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

	Years Ended December 31,
	2023	2022
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	87.15%	79.66%
Weighted-average risk-free interest rate	3.89%	2.57%
Expected term of options (in years)	5.78	6.07
Weighted-average fair value per option	$17.41	$55.91

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

The following table summarizes activity in the Company’s stock option plans for the years ended December 31, 2022 and December 31, 2023 :

	Outstanding Option Shares	Weighted- Average Exercise Price
Balance as of December 31, 2021	330,386	278.33
Granted	223,670	80.71
Exercised	(11,186)	35.13
Forfeited/canceled	(85,773)	259.72
Balance as of December 31, 2022	457,097	191.07
Granted	20,443	23.61
Exercised	(3,196)	9.59
Forfeited/canceled	(124,682)	221.38
Balance as of December 31, 2023	349,662	172.13

The intrinsic value of stock options exercised was less than $0.1 million and $0.7 million during the years ended December 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2023, the Company granted 161,161 RSUs with a grant date fair value of $5.6 million. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the years ended December 31, 2022 and December 31, 2023:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2021	25,668	338.76
Granted	110,842	78.73
Forfeited	(6,404)	214.04
Vested	(9,556)	336.29
Unvested RSUs as of December 31, 2022	120,550	106.49
Granted	161,161	34.49
Forfeited	(19,961)	109.19
Vested	(46,893)	112.02
Unvested RSUs As of December 31, 2023	214,857	51.03

There was approximately $16.7 million of total unrecognized compensation cost related to unvested stock options and RSUs as of December 31, 2023, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes certain information about stock options granted under the stock option plans which are vested or expected to vest as of December 31, 2023 and December 31, 2022.

Years Ended December 31,		Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
2023	Expected to be exercisable	349,662	7.15	$172.13
2023	Currently exercisable	223,019	6.58	$199.00
2022	Expected to be exercisable	457,097	6.59	$191.07
2022	Currently exercisable	176,113	4.56	$275.62

The following table summarizes certain information about stock options outstanding under the stock option plans for the years ended December 31, 2023 and December 31, 2022, respectively:

Year Ended December 31, 2023
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$12.30 - $46.50	67,401	7.65	27,084
$50.40 - $100.20	77,327	8.34	49,906
$122.40 - $174.90	64,477	7.35	35,163
$189.30 - $293.70	65,372	7.10	46,526
$305.10 - $480.00	75,085	5.33	64,340
	349,662		223,019

Year Ended December 31, 2022
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$0.60 - $46.50	67,565	7.03	20,547
$50.40 - $100.20	81,367	9.14	194
$122.40 - $136.80	73,906	7.13	47
$170.10 - $293.70	117,590	5.85	69,761
$305.10 - $480.00	116,669	4.96	85,564
	457,097		176,113

NOTE 4: RETIREMENT PLAN

In January 2011, the Company established a defined contribution 401(k) retirement savings plan (the “Retirement Plan”) available to all full-time employees. Employee contributions to the Retirement Plan can be 100% of annual compensation up to the prescribed annual maximum under the Internal Revenue Code. Administrative fees of less than $0.1 million were paid by the Company for the years ended December 31, 2023 and December 31, 2022.

The Retirement Plan includes a safe-harbor matching employer contribution equal to 100% of participants’ deferral contributions up to 4%. The Company made contributions of $0.9 million to the Retirement Plan during each of the years ended December 31, 2023 and December 31, 2022, respectively. Retirement plan contributions made by the Company are recorded to research and development expense and general and administrative expense as incurred and are included in the statements of operations.

NOTE 5: IMPAIRMENT CHARGES

The Company did not record any impairment charges in continuing operations during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded impairment charges of $10.8 million related to the PCSK9 Prepaid as the Company made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as its partner. The impairment charge represented the remaining unamortized balance of the PCSK9 Prepaid.

NOTE 6: DISCONTINUED OPERATIONS

The Company determined that the sale of its cell therapy operations qualified for discontinued operations accounting treatment in accordance with ASC 205-20.

The historical balance sheet and statements of operations of the Company and the related notes to the financial statements have been presented as discontinued operations in the financial statements and prior periods have been recast. Discontinued operations include the results of the Company’s historical cell therapy operations.

The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s balance sheets as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Current assets of discontinued operations
Prepaid expenses	—	1,527
Assets held for sale	—	—
Other current assets	—	29
Total current assets of discontinued operations	—	1,556
Noncurrent assets of discontinued operations
Property, equipment, and software—net	—	8,375
Intangible assets—net	—	617
Right-of-use assets—net	—	1,010
Other assets	—	2,344
Total noncurrent assets of discontinued operations	—	12,346
Total assets of discontinued operations	—	13,902

Current liabilities of discontinued operations
Accounts payable	158	572
Accrued compensation	—	1,155
Accrued research and development expenses	2,355	1,379
Lease liabilities	—	359
Total current liabilities of discontinued operations	2,513	3,465
Noncurrent liabilities of discontinued operations
Lease liabilities	—	1,717
Total noncurrent liabilities of discontinued operations	—	1,717
Total liabilities of discontinued operations	2,513	5,182

The following table summarizes the results of operations of the Company’s discontinued operations for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Classes of expenses constituting loss from discontinued operations
Research and development expense	(26,438)	(37,817)
General and administrative expense	(57)	(241)
Impairment of long lived assets	(641)	(594)
Loss on disposal of assets	(102)	(76)
Loss from discontinued operations related to classes of expenses	(27,238)	(38,728)
Gain from disposal of discontinued operations	8,446	—
Income tax benefit from discontinued operations	—	—
Loss from discontinued operations	(18,792)	(38,728)

The following table presents the significant non-cash items and proceeds from sales of assets related to discontinued operations for the years ended December 31, 2023 and 2022 that are included in the accompanying statements of cash flows:

	For the Years Ended December 31,
	2023	2022
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,631	2,582
Share-based compensation	713	2,563
Impairment charges	641	594
Loss on disposal of assets	102	76
Gain on disposal of business	(8,446)	—
Cash flows provided by investing activities
Proceeds from disposal of business	8,000	—
Proceeds from sale of equipment	37	—

NOTE 7: NET LOSS PER SHARE

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect of inclusion would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	Years Ended December 31,
	2023	2022
Loss from continuing operations (in thousands)	$(42,527)	$(72,909)
Loss from discontinued operations (in thousands)	$(18,792)	$(38,728)
Net loss (in thousands)	$(61,319)	$(111,637)

Weighted-average common shares outstanding basic and diluted	3,841,405	2,929,873

Loss per share basic and diluted:
Loss from continuing operations	(11.07)	(24.88)
Loss from discontinued operations	(4.89)	(13.22)
Net loss per share, basic and diluted	(15.96)	(38.10)

The following weighted-average common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Years Ended December 31,
	2023	2022
Unvested restricted stock units	230,646	73,300
Stock Options	10,345	79,222
Unsettled ESPP contributions	8,065	2,044
Total common stock equivalents excluded from diluted net loss per share	249,056	154,566

NOTE 8: PROPERTY, EQUIPMENT AND SOFTWARE AND ASSETS HELD FOR SALE

PP&E consisted of the following as of December 31 (in thousands):

	2023	2022
Construction in progress	$70	$520
Leasehold improvements	11,945	11,946
Software	432	442
Laboratory equipment	15,856	17,271
Office equipment	1,399	1,408
Furniture and fixtures	2,124	2,097
Total property, equipment and software	31,826	33,684
Less accumulated depreciation and amortization	25,488	21,869
Property, equipment and software - net	$6,338	$11,815

Depreciation expense for continuing operations, including amortization of leasehold improvements and software, was $5.2 million for the years ended December 31, 2023 and 2022.

As of December 31, 2023, the Company had $0.5 million in property, plant, and equipment that met the criteria for classification as held for sale. These assets are recognized at the lower of net book value or fair value less costs to sell using a market approach. The Company evaluated the fair value of its assets held for sale and determined fair value of the assets held for sale less costs to sell exceeded net book value. Accordingly, the Company recorded an impairment of $0.5 million on assets held for sale during the year ended December 31, 2023 to reflect the difference between net book value and the fair value less costs to sell of assets held for sale. The related impairment is recognized in the accompanying statement of operations in the loss on disposal of assets line item.

NOTE 9: INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of December 31 (in thousands):

	2023	2022
License cost	$548	$910
Less: accumulated amortization	(148)	(179)
Intangible assets, net	$400	$731

Amortization expense of intangible assets was less than $0.1 million and $0.1 million for the years ended December 31, 2023 and December 31, 2022, respectively. Amortization expense for intangible assets with definite lives will be less than $0.1 million for each of the next five years with the remaining $0.2 million amortized to expense in 2029 and beyond.

NOTE 10: FAIR VALUE MEASUREMENTS

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,960	$13,960	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene convertible note	11,897	—	11,897	—
Assets held for sale	487	—	—	487
	$29,550	$13,960	$11,897	$3,693

Liabilities:
Final payment fee	$215	$—	$215	$—
	$215	$—	$215	$—

December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$868	$868	$—	$—
Repurchase agreements	40,000	—	40,000	—
Investment in iECURE	2,576	—	—	2,576
	$43,444	$868	$40,000	$2,576

Liabilities:
Final payment fee	$199	$—	$199	$—
	$199	$—	$199	$—

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the year ended December 31, 2023 (in thousands):

Investment in iECURE
Balance December 31, 2022	$2,576
Additions	—
Gains from changes in fair value included in earnings	630
Balance December 31, 2023	$3,206

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of December 31, 2023, the Company held cash equivalents which are composed of money market funds. As of December 31, 2022, the Company held cash equivalents which were composed of money market funds and repurchase agreements that were purchased through repurchase intermediary banks and collateralized by deposits in the form of government securities and obligations. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets. Investments in repurchase agreements are classified within Level 2 of the fair value hierarchy as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE issued the Company common stock in iECURE (the “iECURE equity”) as additional consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases (the “PCSK9 license”). On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the year ended December 31, 2023, the Company recorded a $0.6 million increase in the carrying value of its iECURE equity to adjust to fair value.

The Company classifies the iECURE equity within Level 3 of the fair value hierarchy as the assessed fair value was based on significant unobservable inputs given iECURE equity is not traded on a public exchange

Assets Held for Sale

The fair values of property, plant, and equipment held for sale is classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants.

Imugene Convertible Note

As partial consideration for the assets acquired by Imugene in connection with the Purchase Agreement, Imugene US issued to the Company the Imugene Convertible Note in an aggregate principal amount of $13 million. The Imugene Convertible Note is non-interest bearing and matures on August 15, 2024. On the Maturity Date, the Imugene Convertible Note must be redeemed with cash, converted into ordinary shares of Imugene Limited at a conversion price based on the 10-day volume weighted average price of Imugene Limited’s ordinary shares prior to the date of conversion, or partially redeemed with cash and partially converted into shares, at Imugene’s discretion.

The Company classifies the Imugene Convertible Note within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the risk-free rate and the ordinary share price, volume, and volatility.

Final Payment Fee

The Company is required to pay a final payment fee upon maturity of the Revolving Line (as defined in Note 12, Debt, below). The final payment fee was determined to be a derivative under ASC 815, therefore these fees were initially measured at fair value and recorded as debt discount to be amortized to interest expense over the term of the Revolving Line. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). There was an assessed loss on change in fair value of the final payment fee of less than $0.1 million during the year ended December 31, 2023.

The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the Company’s current borrowing rate. The final payment fee is included in other current liabilities within the balance sheet as of December 31, 2023 and other noncurrent liabilities within the balance sheet as of December 31, 2022.

NOTE 11: ELO TRANSACTION

On December 17, 2021, the Company and its then wholly-owned subsidiary, Elo Life Systems, Inc., entered into an agreement with a syndicate of investors, pursuant to which the Company contributed substantially all of the assets of Elo Life Systems, Inc. to a newly formed entity (the “Elo Transaction”). In connection with the Elo Transaction, the Company granted the newly formed entity (“Elo”) an exclusive license to certain of the Company’s intellectual property for use in non-medical applications with respect to plants, farm animals and certain other organisms. As consideration for the assets contributed and license granted by the Company to Elo, the Company received Common Stock in Elo and a $10.0 million promissory note payable from Elo (the “Note Receivable”).

Investment in Elo

It was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of Elo. Accordingly, the Company accounts for its investment in Elo under the equity method.

The Company owned approximately 37% of Elo’s voting shares outstanding as of December 31, 2023 and 2022. The Company’s proportionate share of Elo’s net loss for the years ended December 31, 2023 and 2022 was $4.9 million and $6.3 million, respectively. As the Company's cumulative proportionate share of Elo’s net loss exceeded the carrying value of the investment in Elo, the carrying value of the Investment in Elo has been reduced to $0. In accordance with ASC 323, the Company will continue to record its proportionate share of Elo’s net loss in the statements of operations along with a corresponding reduction in the carrying value of the Note Receivable.

Note Receivable

The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the Elo’s Amended and Restated Certificate of Incorporation). The Note Receivable accrues interest at 2.00% per annum and is payable annually on December 17th.

As of December 31, 2023, the carrying value of the Note Receivable was $5.0 million including a $2.8 million decrease in the carrying value as a result of equity method investment losses. The remaining $5.0 million discount on the Note Receivable will be amortized to interest income over the life of the Note.

NOTE 12: DEBT

Pursuant to the terms of the loan and security agreement with Pacific Western Bank (“PWB”) the Company may request advances on a revolving line of credit of up to an aggregate principal amount of $30.0 million (as amended from time to time, the “Revolving Line”) at an interest rate equal to the greater of (a) 0.75% above the Prime rate (as defined in the Revolving Line) and (b) 4.25%. As of December 31, 2023, the stated interest rate on the Revolving Line was 9.25% and the effective interest rate was 10.3%.

The Revolving Line maturity date is June 23, 2024 and all outstanding principal amounts are due upon maturity. The Company must also maintain an aggregate balance of unrestricted cash at PWB (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

As of December 31, 2023 and December 31, 2022, $22.5 million in borrowings were outstanding under the Revolving Line and the unamortized debt discount balance was less than $0.1 million and $0.3 million, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

The Program Purchase Agreement requires the Company to make certain payments to Servier based on the achievement of regulatory and commercial milestones for each product. Management assessed the likelihood of each of the regulatory and commercial milestones included in the Program Purchase Agreement in accordance with ASC 450, Contingencies (“ASC 450”). If the assessment of a contingency indicates that it is probable that the milestone will be achieved and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.

Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the balance sheets as of December 31, 2023 and December 31, 2022.

Leases

The Company has an operating lease for real estate in North Carolina and does not have any finance leases.

On October 16, 2023, the Company and Venable Historic, LLC, successor-in-interest to Venable Tenant, LLC (the “Landlord”), entered into a Tenth Amendment to Lease Agreement (the “Lease Amendment”), which amended certain terms of the Lease Agreement dated April 5, 2010, as amended (the “Original Lease”) with respect to the Company’s headquarters facilities located in Durham, North Carolina. Among other things, the Lease Amendment extends the term of the Original Lease for an additional period of five years commencing upon August 1, 2024 and up to and through July 31, 2029.

The Company has existing leases in which the non-lease components (e.g., common area maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use assets and lease liabilities but rather reflected as an expense in the period incurred.

The elements of lease expense were as follows:

	For the Years Ended December 31,
(in thousands)	2023	2022
Lease Cost
Operating lease cost	$2,043	$1,644
Short-term lease cost	742	563
Variable lease cost	692	746
Sublease income	(137)	—
Total Lease Cost	$3,340	$2,953

Other Information
Operating cash flows used for operating leases	2,026	2,264
Operating right-of-use assets obtained in exchange for lease obligations	9,955	—
Operating lease liabilities arising from obtaining right-of-use assets	9,328	—

Operating Leases
Weighted average remaining lease term (in years)	5.6	2.9

Operating Leases
Weighted average discount rate	9.2%	7.7%

Future lease payments under non-cancelable operating leases with terms of greater than one year as of December 31, 2023, were as follows:

(in thousands)	December 31, 2023
2024	$1,888
2025	1,962
2026	2,019
2027	2,078
2028	2,140
2029 and beyond	1,269
Total lease payments	11,356
Less: imputed interest	2,500
Total operating lease liabilities	$8,856

Guarantees

The Company agreed to act as a guarantor of Imugene’s assumption of the MCAT lease through the lease expiration date of August 31, 2027. If Imugene fails to pay rent due on the MCAT Lease, the lessor may have contractual recourse against the Company.

As of December 31, 2023, the Company’s guarantee consists of a contingent liability for aggregate minimum lease payments of approximately $5.8 million. No contract liability for the Company's guarantee of Imugene’s performance on the MCAT lease was recorded as of December 31, 2023, as it was not deemed probable that Imugene will be in default under the MCAT Lease.

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

NOTE 14: INCOME TAXES

The Company recorded no federal or state income tax expense and due to the operating losses incurred for the years ended December 31, 2023 and December 31, 2022.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Noncurrent deferred tax assets:
Net operating loss carryforwards	$45,472	$36,457
Contribution carryforwards	34	48
Lease liability	2,116	1,120
Deferred revenue	20,337	30,022
Capitalized R&D costs	28,732	15,893
Other assets	14,962	14,279
Tax credits	30,757	24,721
Less: valuation allowance	(139,133)	(121,372)
Total deferred tax assets, noncurrent	3,277	1,168

Noncurrent deferred tax liability:
Investments and other	—	476
Deferred gain - Imugene	1,303	—
Right of use asset	1,974	692
Total deferred tax liabilities, noncurrent	3,277	1,168
Net deferred tax assets	$—	$—

As of December 31, 2023 and December 31, 2022, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. The net increase in the valuation allowance for the year ended December 31, 2023 of $17.8 million is comprised of an increase in the valuation allowance recorded against the deferred tax assets, primarily related to tax credits and net operating loss (“NOL”) carryforwards for the year.

The reasons for the difference between actual income tax benefit for the years ended December 31, 2023 and December 31, 2022 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows (in thousands):

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	% of Pre-Tax Loss	Amount	% of Pre-Tax Loss
Income tax expense at statutory rate	$(12,877)	21.0%	$(23,444)	21.0%
State income taxes, net of federal tax benefit	(1,774)	2.9%	(250)	0.2%
Non-deductible expenses	85	0.0%	33	0.0%
Stock compensation - nondeductible	681	(1.2%)	599	(0.5%)
Stock compensation - forfeitures	3,176	(5.2%)	2,233	(2.0%)
R&D and orphan drug credits	(6,078)	9.9%	(3,790)	3.4%
Other	657	(1.1%)	314	(0.3%)
Change in state tax rate	(1,632)	2.7%	(3,004)	2.7%
Change in valuation allowance	17,762	(29.0%)	27,309	(24.5%)
Income tax (benefit) expense	$—	0.0%	$—	0.0%

As of December 31, 2023, the Company had federal and state NOL carryforwards of approximately $195.0 million and $166.8 million respectively. As of December 31, 2022, the Company had federal and state NOL carryforwards of approximately $159.5 million and $119.1 million, respectively.

The federal NOL carryforward million carries forward indefinitely. The state NOL carryforwards begin to expire in 2027. As of December 31, 2023, the Company had federal and state R&D tax credits of $17.2 million and an amount less than $0.1 million, which begin to expire in 2029 and 2030, respectively. As of December 31, 2022, the Company had federal and state tax R&D credits of $13.2 million and an amount less than $0.1 million. As of December 31, 2023 and December 31, 2021, the Company had federal

Orphan Drug credits of $13.5 million and $11.6 million, respectively, which begin to expire in 2038. As of December 31, 2023 and December 31, 2022, the Company had federal contribution carryforwards of $0.2 million which began to expire in 2023.

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

The Company reflects in the accompanying financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only if it is considered ‘more-likely-than-not’ that the position taken will be sustained by the appropriate taxing authority. As of December 31, 2023 and December 31, 2022, the Company had no unrecognized income tax benefits. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2023 and December 31, 2022, the Company had no such accruals.

In November 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030. Due to the uncertainty of projecting income through 2030, the Company calculated, before consideration of the valuation allowance, its North Carolina net operating losses using the current 2.5% rate which is in effect through 2024. The Company will continue to monitor its future North Carolina taxable income and its ability to utilize its deferred tax asset for its net operating loss carryover. If the Company does not become profitable in North Carolina prior to 2025, or it becomes more certain that the Company will not be able to utilize its North Carolina net operating losses before the tax rate drops to 0%, the Company will then remeasure its deferred tax asset at that time

The TCJA of 2017 subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in years ends December 31, 2023 or December 31, 2022 and therefore, no GILTI tax has been recorded for the years then ended.

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

NOTE 16: SUBSEQUENT EVENTS

TG License Agreement

On January 7, 2024, the Company entered into the TG License Agreement with TG Therapeutics, pursuant to which the Company granted TG Subsidiary certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize the Company’s allogeneic CAR T therapy azer-cel for autoimmune diseases and other indications outside of cancer (collectively referred to as licensed products). For a description of the TG License Agreement refer to Note 2, Collaboration and License Agreements.

Caribou Biosciences

In February 2024, The Company announced that it had granted Caribou Biosciences, Inc. (“Caribou”), a leading CRISPR genome-editing cell therapy company, a non-exclusive, worldwide license, with the right to sublicense, to one of its foundational cell therapy patent families for use with CRISPR-based therapies in the field of human therapeutics. Under the terms of the agreement, the Company received an upfront payment and, upon commercialization by Caribou, will receive royalties on net sales of licensed products. In addition, for each occurrence of certain strategic transactions involving Caribou, the Company is eligible to receive a specific tiered milestone payment.

Reverse Stock Split

On February 13, 2024, the Company effected the Reverse Stock Split, pursuant to which every 30 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, subject to the treatment of fractional shares as previously described, without any action on the part of the holders. For a description of the Reverse Stock Split, refer to Note 1, Description of Business and Summary of Significant Accounting Policies—Reverse Stock Split.

Common Stock Offering

In March 2024, the Company entered into an underwriting agreement relating to the issuance and sale of an aggregate of 2,500,000 shares of its common stock and warrants to purchase 2,500,000 shares of its common stock at a combined offering price of $16.00 per share. Each warrant has an exercise price per share of $20.00, is immediately exercisable and will expire on March 5, 2029. The offering was made pursuant to a registration statement on Form S-3. Gross proceeds from the transaction were $40.0 million before deducting underwriting discounts and commissions and offering expenses of approximately $2.9 million. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of its common stock at $16.00 per share, less underwriting discounts and commissions.