Form 10-Q
period 2024-03-31
PRECISION BIOSCIENCES INC
filed 2024-05-13
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of May 3, 2024, the registrant had 6,925,598 shares of common stock, $0.000005 par value per share, outstanding.

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
•
Once we are no longer an emerging growth company, a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

Part I. Financial information

Item 1. Financial Statements.

Precision Biosciences, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$137,766	$116,678
Accounts receivable	390	901
Prepaid expenses	9,254	5,977
Convertible note receivable	11,553	11,897
Assets held for sale	378	487
Contract asset	1,359	—
Other current assets	128	419
Total current assets	160,828	136,359
Property, equipment, and software—net	5,286	6,338
Intangible assets—net	386	400
Right-of-use assets—net	7,979	8,263
Investment in equity securities	3,206	3,206
Note receivable—net	6,818	4,990
Other assets	238	225
Total assets	$184,741	$159,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,136	$2,968
Accrued compensation	1,220	4,978
Accrued research and development expenses	656	1,557
Deferred revenue	2,406	12,035
Loan payable-net	22,460	22,412
Lease liabilities	1,182	1,133
Other current liabilities	2,772	2,391
Current liabilities of discontinued operations	1,506	2,513
Total current liabilities	33,338	49,987
Deferred revenue	74,766	73,082
Lease liabilities	7,411	7,723
Warrant liability	22,020	—
Contract liabilities	10,000	10,000
Noncurrent liabilities of discontinued operations	—	128
Total liabilities	147,535	140,920
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 6,943,254 shares issued and 6,916,239 shares outstanding as of March 31, 2024; 4,191,053 shares issued and 4,164,038 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	519,200	509,443
Accumulated deficit	(481,043)	(489,631)
Treasury stock	(952)	(952)
Total stockholders’ equity	37,206	18,861
Total liabilities and stockholders’ equity	$184,741	$159,781

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$17,584	$8,780
Operating expenses
Research and development	13,343	11,048
General and administrative	8,428	11,086
Total operating expenses	21,771	22,134
Operating loss	(4,187)	(13,354)
Other income (expense):
Gain (loss) from equity method investment	1,713	(1,341)
Loss on changes in fair value	(348)	(769)
Gain on change in fair value of warrant liability	10,386	—
Interest expense	(574)	(522)
Interest income	1,663	2,043
Loss on disposal of assets	(65)	(7)
Total other income (expense)	12,775	(596)
Income (loss) from continuing operations	$8,588	$(13,950)
Loss from discontinued operations	—	(11,110)
Net income (loss)	$8,588	$(25,060)

Net income (loss) per share
Basic	$1.70	$(6.75)
Diluted	$1.70	$(6.75)

Weighted-average shares of common stock outstanding
Basic	5,060,978	3,709,894
Diluted	5,063,406	3,709,894

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- December 31, 2022	3,725,689	$1	$489,696	$(428,312)	$(952)	$60,433
Stock option exercises	1,718	—	30	—	—	30
Issuance of common stock under employee stock purchase plan	9,303	—	266	—	—	266
Share-based compensation expense	—	—	4,092	—	—	4,092
Proceeds from issuance of common stock, net of issuance cost	18,012	—	416	—	—	416
Restricted stock units vested	16,717		-
Net loss	—	—	—	(25,060)	—	(25,060)
Balance- March 31, 2023	3,771,439	$1	$494,500	$(453,372)	$(952)	$40,177

Balance- December 31, 2023	4,191,053	$1	$509,443	$(489,631)	$(952)	18,861
Issuance of common stock under employee stock purchase plan	9,037	—	112	—	—	112
Share-based compensation expense	—	—	2,906	—	—	2,906
Proceeds from issuance of common stock to collaboration partners and licensees	97,360	—	905	—	—	905
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance cost	2,500,000	—	4,610	—	—	4,610
Proceeds from issuance of common stock through ATM facility, net of issuance cost	98,943	—	1,224	—	—	1,224
Restricted stock units vested	46,861	—	—	—	—	—
Net income	—	—	—	8,588	—	8,588
Balance- March 31, 2024	6,943,254	$1	$519,200	$(481,043)	$(952)	$37,206

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net income (loss)	$8,588	$(25,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,143	1,953
Share-based compensation	2,906	4,092
Loss on disposal of assets	65	7
Non-cash interest expense	227	213
Amortization of right-of-use assets	284	325
Gain on changes in fair value	348	769
(Gain) loss from equity method investment	(1,713)	1,341
Amortization of discount on note receivable	(114)	(94)
Gain on change in fair value of warrant liability	(10,386)	—
Changes in operating assets and liabilities:
Prepaid expenses	(3,277)	(872)
Accounts receivable	511	26
Contract asset	(1,359)	—
Other assets and other current assets	(57)	(571)
Accounts payable	(2,102)	(559)
Other liabilities and other current liabilities	(5,837)	(4,516)
Deferred revenue	(7,945)	(8,032)
Lease liabilities	(263)	(486)
Net cash used in operating activities	(18,981)	(31,464)
Cash flows used in investing activities:
Purchases of property, equipment and software	(86)	(521)
Purchases of intangible assets	—	(200)
Proceeds from sale of equipment	60	—
Net cash used in investing activities	(26)	(721)
Cash flows provided by financing activities:
Proceeds from stock option exercises	—	30
Proceeds from employee stock purchase plan	112	266
Proceeds from offering of common stock and warrants, net of issuance costs	39,078	445
Proceeds from issuance of common stock to collaboration partners and licensees	905	—
Net cash provided by financing activities	40,095	741
Net increase (decrease) in cash and cash equivalents	21,088	(31,444)
Cash and cash equivalents—beginning of period	116,678	189,576
Cash and cash equivalents —end of period	$137,766	$158,132

Supplemental disclosures of cash flow information:
Property, equipment and software additions included in accounts payable and other current liabilities	$6	$43
Cash paid for interest	$526	$464

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements and notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 27, 2024.

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of March 31, 2024 and condensed results of operations for the three months ended March 31, 2024 and 2023 and the condensed cash flows for the three months ended March 31, 2024 and 2023, have been made. The Company’s condensed results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Discontinued Operations

In August 2023, the Company announced its strategic decision to operate as a single platform company focused exclusively on developing in vivo gene editing therapies with the completion of the sale of its chimeric antigen receptor (“CAR”) T infrastructure to Imugene Limited, an Australian corporation (“Imugene Limited”), and its wholly-owned subsidiary Imugene (USA) Inc. (“Imugene US”), a Nevada corporation (collectively, “Imugene”). Additionally, the Company licensed its lead allogeneic CAR T candidate for cancer, azercabtagene zapreleucel (“azer-cel”), to Imugene.

Accordingly, the accompanying condensed financial statements have been recast for all periods presented to reflect the assets, liabilities and expenses related to the Company’s CAR T programs as discontinued operations (see Note 8, Discontinued Operations). The accompanying condensed financial statements are generally presented in conformity with the Company’s historical format.

Reverse Stock Split

On February 13, 2024, the Company amended its amended and restated certificate of incorporation in order to effect a 1-for-30 reverse stock split of its outstanding shares of capital stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 30 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted to give effect to the Reverse Stock Split) on The Nasdaq Capital Market on February 13, 2024, the last trading day immediately preceding the effective time of the Reverse Stock Split.

Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is set forth in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Notes to Condensed Financial Statements on its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Revenue Recognition for Contracts with Customers

The Company’s revenues are generated primarily through collaborative research, license, development and commercialization agreements.

ASC 606, Revenue from Contracts with Customers (“ASC 606”) applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the three months ended March 31, 2024, the Company did not record any cumulative catch-up adjustments on its contracts with customers. During the three months ended March 31, 2024, the Company recorded $9.0 million in revenue that was included in deferred revenue as of December 31, 2023.

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

Derivative Financial Instruments

On March 1, 2024, the Company entered into an Underwriting Agreement with Guggenheim Securities, LLC (the “Underwriting Agreement”), relating to the offering, issuance and sale (the “March 2024 Public Offering”) of (a) 2,500,000 shares of the Company’s common stock, par value $0.000005 per share, and (b) warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock. The warrants entitle the holders to purchase up to an aggregate of 2,500,000 shares of common stock and have a five-year term and an exercise price of $20.00 per share. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period.

The warrants issued in the March 2024 Public Offering were recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and will remeasure the instruments to fair value at each balance sheet date, with changes in fair value recognized in in the Company’s condensed statements of operations, until exercised or expiration. The fair value of the warrants were initially estimated using a Black-Scholes option pricing model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

NOTE 2: FAIR VALUE MEASUREMENTS

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

March 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,142	$14,142	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene convertible note	11,553	—	11,553	—
Assets held for sale	378	—	—	378
	$29,279	$14,142	$11,553	$3,584

Liabilities:
Final payment fee	$220	$—	$220	$—
Warrant liability	$22,020	$—	$22,020	$—
	$22,240	$—	$22,240	$—

December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,960	$13,960	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene convertible note	11,897	—	11,897	—
Assets held for sale	487	—	—	487
	$29,550	$13,960	$11,897	$3,693

Liabilities:
Final payment fee	$215	$—	$215	$—
	$215	$—	$215	$—

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2024 (in thousands):

	Investment in iECURE	Assets held for sale
Balance December 31, 2023	$3,206	$487
Gains from changes in fair value included in earnings	—	—
Assets sold	—	109
Balance March 31, 2024	$3,206	$378

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of March 31, 2024 and December 31, 2023, the Company held cash equivalents which were composed of investments in money market funds. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE issued the Company common stock in iECURE (the “iECURE equity”) as additional consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases. On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the iECURE equity during the three months ended March 31, 2024.

The Company classifies the iECURE equity within Level 3 of the fair value hierarchy as the assessed fair value was based on significant unobservable inputs given iECURE equity is not traded on a public exchange.

Assets Held for Sale

The fair values of property, plant, and equipment held for sale are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants.

Imugene Convertible Note

As partial consideration for the assets acquired by Imugene in connection with the asset purchase agreement (the "Imugene Purchase Agreement"), Imugene issued to the Company convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13 million. The Imugene Convertible Note is non-interest bearing and matures on August 15, 2024 (the "Maturity Date"). On the Maturity Date, the Imugene Convertible Note must be redeemed with cash, converted into ordinary shares of Imugene Limited at a conversion price based on the 10-day volume weighted average price (“VWAP”) of Imugene Limited’s ordinary shares prior to the date of conversion, or partially redeemed with cash and partially converted into shares, at Imugene’s discretion. There was an assessed $0.3 million loss on the change in fair value of the Imugene Convertible Note during the three months ended March 31, 2024.

The Company classifies the Imugene Convertible Note within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the risk-free rate and the ordinary share price, volume, and volatility.

Final Payment Fee

The Company is required to pay a final payment fee upon maturity of the Revolving Line (as defined in Note 3, Debt, below). The final payment fee was determined to be a derivative under ASC 815, Derivatives and Hedging (“ASC 815”), therefore these fees were initially measured at fair value and recorded as debt discount to be amortized to interest expense over the term of the Revolving Line. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). There was an assessed loss on change in fair value of the final payment fee of less than $0.1 million during the three months ended March 31, 2024.

The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the Company’s current borrowing rate on the Revolving Line. The final payment fee is included in the other current liabilities within the condensed balance sheet as of March 31, 2024 and December 31, 2023.

Warrant Liability

As of March 31, 2024, warrants representing 2,500,000 shares of common stock issued in the March 2024 Public Offering were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The Company classifies the warrant liability within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the Company's stock price, risk-free rate, and volatility.

NOTE 3: DEBT

Revolving Line

Pursuant to the terms of the loan and security agreement with Banc of California (formerly known as Pacific Western Bank) the Company may request advances on a revolving line of credit of up to an aggregate principal of $30.0 million (as amended from time to time, the “Revolving Line”) at an annual interest rate equal to the greater of (a) 0.75% above the Prime rate (as defined in the

Revolving Line) and (b) 4.25%. As of March 31, 2024, the stated interest rate on the Revolving Line was 9.25% and the effective interest rate was 10.27%.

The Revolving Line maturity date is June 23, 2024 and all outstanding principal amounts are due upon maturity. The Company must also maintain an aggregate balance of unrestricted cash at Banc of California (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

As of March 31, 2024 and December 31, 2023, $22.5 million in borrowings were outstanding under the Revolving Line and the unamortized debt discount balance was less than $0.1 million.

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

Servier Program Purchase Agreement

On April 9, 2021, the Company entered into a program purchase agreement (the “Program Purchase Agreement”) with Les Laboratoires Servier and Institut de Recherches Internationales Servier (collectively, “Servier”), pursuant to which the Company reacquired all of its global development and commercialization rights previously granted to Servier pursuant to the Development and Commercial License Agreement by and between Servier and the Company, dated February 24, 2016, as amended (the “Servier Agreement”), and mutually terminated the Servier Agreement.

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

Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the condensed balance sheets as of March 31, 2024 and December 31, 2023.

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

The Company has existing leases in which the non-lease components (e.g., common area maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use assets and lease liabilities but rather are reflected as an expense in the period incurred.

The elements of lease expense were as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Lease Cost
Operating lease cost	$483	$412
Short-term lease cost	189	184
Variable lease cost	81	244
Sublease income	(102)	—
Total Lease Cost	$651	$840

Other Information
Operating cash flows used for operating leases	462	572
Operating right-of-use assets obtained in exchange for lease obligations	—	—
Operating lease liabilities arising from obtaining right-of-use assets	—	—

Operating Leases
Weighted-average remaining lease term (in years)	5.3	2.8

Operating Leases
Weighted-average discount rate	9.2%	7.7%

Pursuant to the Imugene Purchase Agreement, Imugene subleases from the Company space at the Company’s headquarters (the “Imugene Sublease”). As the Company is not relieved of its primary obligation to the lessor under the terms of the Imugene Sublease, the Company will continue to carry the related right-of-use assets and lease liabilities on its Condensed Balance Sheets and will net sublease income with lease cost in its condensed statements of operations.

Future lease payments under non-cancelable operating leases with terms of greater than one year as of March 31, 2024, were as follows:

(in thousands)	March 31, 2024
2024 (excluding the three months ended March 31, 2024)	$1,426
2025	1,962
2026	2,019
2027	2,078
2028	2,140
2029 and beyond	1,269
Total lease payments	10,894
Less: imputed interest	2,301
Total operating lease liabilities	$8,593

Guarantees

The Company agreed to act as a guarantor of Imugene’s assumption of the Company’s lease for its Manufacturing Center for Advanced Therapeutics (the “MCAT Lease”) through the lease expiration date of August 31, 2027. If Imugene (including any successor or assignee of Imugene) fails to pay rent due on the MCAT Lease, the lessor may have contractual recourse against the Company.

As of March 31, 2024, the Company’s guarantee consists of a contingent liability for aggregate minimum lease payments of approximately $5.4 million. No contract liability for the Company’s guarantee of Imugene’s performance on the MCAT Lease was recorded as of March 31, 2024, as it was not deemed probable that Imugene will be in default under the MCAT Lease.

Supply Agreements

The Company enters into contracts in the normal course of business with contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials and contract research organizations (“CROs”) for clinical trial services. These agreements provide for termination at the request of either party with less than one-year’s notice and are, therefore, cancelable contracts. If canceled, these agreements are not anticipated to have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

On March 1, 2024, the Company entered into the Underwriting Agreement relating to the March 2024 Public Offering of (a) 2,500,000 shares of the Company’s common stock, par value $0.000005 per share, and (b) warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock. The warrants entitle the holders to purchase up to an aggregate of 2,500,000 shares of common stock and have a five-year term and an exercise price of $20.00 per share. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The price to the public in the March 2024 Public Offering was $16.00 per share of common stock and accompanying warrants, which resulted in $37.0 million of net proceeds to the Company after deducting the underwriting discount and offering expenses of $3.0 million.

NOTE 6: COLLABORATION AND LICENSE AGREEMENTS

TG Therapeutics

On January 7, 2024, the Company entered into a license agreement (the “TG License Agreement”) with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company, TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”), pursuant to which the Company granted TG Subsidiary certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize the Company’s allogeneic CAR T therapy azer-cel for autoimmune diseases and other indications outside of cancer.

Under the TG License Agreement, the Company is entitled to receive an upfront cash payment of $10.0 million (the “TG Upfront Payment”). The TG Upfront Payment of $10.0 million is comprised of (i) a $5.25 million cash payment that was paid to the Company on February 5, 2024, (ii) a $2.25 million cash payment that was paid to the Company on February 5, 2024, in exchange for 97,360 shares of the Company’s common stock at a price of $23.10 per share, a 100% premium to the 30-day volume-weighted average price (“VWAP”) prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million due within 12 months following the date of the TG License Agreement, payable in exchange for such number of shares of the Company’s common stock determined based on a price per share equal to the greater of (A) a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the date of payment or (B) a minimum price of $11.1660 determined in accordance with Nasdaq Listing Rule 5635(d) (the “Minimum Price”).

The Company is also entitled to an additional cash payment of $7.5 million in the event that TG Therapeutics achieves a certain clinical milestone that is expected to be achieved in the near-term (the “Initial Milestone Payment”), and additional payments upon the achievement of additional specified milestones of up to $288.6 million (the “Additional TG Milestone Payments”). As described below, up to $10.0 million of the cash payments potentially payable to the Company are payable in exchange for the issuance to TG Subsidiary by the Company of shares of the Company’s common stock (the “Company Stock Issuances”). The Initial Milestone Payment of $7.5 million, if payable, will consist of (i) a $5.25 million cash milestone payment and (ii) a $2.25 million cash payment payable in exchange for such number of shares of the Company’s common stock determined based on a price per share equal to the greater of (A) a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

The Additional TG Milestone Payments become due upon the achievement of certain milestones as specified in the TG License Agreement. Included within the Additional TG Milestone Payments is a potential payment of $3.0 million in connection with achievement of a milestone specified in the TG License Agreement, payable in exchange for such number of shares of the Company’s common stock determined based on a price per share equal to the greater of (A) a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

Subject to the terms and conditions of the TG License Agreement, TG Therapeutics is permitted to pay up to 50% of the value of each Additional Milestone Payment (other than the Additional Milestone Payment described above that would, upon achievement, involve the issuance of $3.0 million of shares of the Company’s common stock) in freely tradable shares of common stock of TG Parent, valued based on the VWAP of the TG Parent shares of common stock on Nasdaq for the 30 trading days prior to the achievement of the applicable milestone.

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

Unless earlier terminated, the TG License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. The Company may terminate the TG License Agreement if TG Therapeutics fails to initiate certain development activities with respect to the licensed product by a specified date or ceases active development of the licensed product for a specified period of time. In addition, the Company may terminate the TG License Agreement if TG Therapeutics or any of its affiliates or sublicensees challenges the validity of any patents controlled by the Company. Each of the Company and TG Therapeutics may terminate the TG License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the TG License Agreement or (ii) due to the other party’s insolvency.

The Company assessed the TG License Agreement in accordance with ASC 606 and concluded that the promises in the TG License represent a transaction with a customer. The Company has concluded that the TG License Agreement contains the following promises: (i) the license to develop, manufacture, and commercialize non-oncological applications of azer-cel, (ii) deliver to TG Therapeutics a single batch of released clinical trial material (“CTM”) for azer-cel, (iii) designation of TG Therapeutics as the party with which Imugene must enter into a clinical supply agreement, and (iv) joint steering committee (“JSC”) participation. The designation of TG Therapeutics to Imugene and JSC participation were determined to be immaterial promises as the time commitment and related costs associated with performance are expected to be inconsequential to the total consideration in the contract. Accordingly, the Company concluded that the promise of the license and single batch of CTM are the two performance obligations.

The Company concluded the TG License Agreement represents functional intellectual property in accordance with ASC 606 as the Company will not be providing any additional services to TG Therapeutics outside of the right to use the licensed intellectual property and supply of CTM. During the three months ended March 31, 2024, the Company recognized revenue under the TG License Agreement of $7.0 million. Deferred revenue related to the TG License Agreement amounted to $0.9 million and a contract asset related to the TG License Agreement amounted to $1.4 million as of March 31, 2024.

Sale of Azer-cel CAR T Platform to Imugene for Cancer

On August 15, 2023, the Company entered into the Imugene Purchase Agreement. Pursuant to and simultaneously with the execution of the Imugene Purchase Agreement, on August 15, 2023 (the “Closing Date”), Imugene US acquired the Company’s manufacturing infrastructure used in the development and manufacture of azer-cel, including assuming the lease to the Company’s manufacturing facility and certain contracts of the Company with respect to the Company’s manufacturing facility, and related equipment, supplies, azer-cel clinical trial inventory and other assets related to the Company’s CAR T cell therapy platform. As part of the Imugene Purchase Agreement, Imugene US hired a number of employees of the Company who were associated with the Company’s historical CAR T cell therapy operations.

In consideration for the assets acquired under the Imugene Purchase Agreement, Imugene US assumed certain liabilities of the Company, paid the Company $8 million in cash, and issued to the Company the Imugene Convertible Note in an aggregate principal amount of $13 million. The Imugene Convertible Note is non-interest bearing and matures on the Maturity Date. On the Maturity Date, the Imugene Convertible Note will be redeemed with cash, converted into ordinary shares of Imugene Limited at a conversion price based on the 10-day VWAP of Imugene Limited’s ordinary shares prior to the date of conversion, or partially redeemed with cash and partially converted into shares, at Imugene’s discretion.

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

Unless earlier terminated, the Imugene License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. The Company may terminate the entire Imugene License Agreement due to a challenge to its patents brought by Imugene and a breach by Imugene in any material respect of the Imugene License Agreement, the Imugene Purchase Agreement or any related transaction documents. The Company may also terminate the Imugene License Agreement with respect to azer-cel if Imugene fails to initiate certain development activities with respect to azer-cel by a specified date, if Imugene fails to expend certain amounts on the development of azer-cel or if Imugene ceases active development of azer-cel for a specified period of time. Either party may terminate the License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the agreement or (ii) due to the other party’s insolvency.

The Company assessed the Imugene License Agreement in accordance with ASC 606 and concluded that the promises in the Imugene License Agreement represent a transaction with a customer. The Company has concluded that the Imugene License Agreement contains the following promises: (i) the license to develop, manufacture, and commercialize oncological applications of the azer-cel and up to three additional research product candidates and (ii) JSC participation. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. Accordingly, the Company concluded that the promise of the license is a single performance obligation.

The Company concluded the Imugene License Agreement represents functional intellectual property in accordance with ASC 606 given the Company will not be providing any additional services to Imugene outside of the right to use the licensed intellectual property. As of March 31, 2024, management has constrained all variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the three months ended March 31, 2024, and 2023.

Collaboration and License Agreement with Novartis

On June 14, 2022, the Company entered into a collaboration and license agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”), which became effective on June 15, 2022 (the “Novartis Effective Date”), to collaborate to discover and develop in vivo gene editing products incorporating the Company’s custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain diseases (collectively referred to as licensed products). Any initial licensed products under the Novartis Agreement will be developed for the potential treatment of certain hemoglobinopathies, including sickle cell disease and beta thalassemia.

Pursuant to the terms of the Novartis Agreement, the Company will develop an ARCUS nuclease and conduct in vitro characterization for the licensed products, with Novartis then assuming responsibility for all subsequent development, manufacturing and commercialization activities. Novartis will receive an exclusive license for and be required to use commercially reasonable efforts to conduct all subsequent research, development, manufacture and commercialization activities with respect to the licensed products. The Company will initially develop a single, custom ARCUS nuclease for a defined “safe harbor” target site for insertion of specified therapeutic payloads in a patient’s genome (the “Initial Nuclease”) for Novartis to further develop as a potential in vivo treatment option for certain hemoglobinopathies, including sickle cell disease and beta thalassemia. Pursuant to the terms of the Novartis Agreement, Novartis may elect, subject to payment of a fee to the Company, to replace licensed products based on the Initial Nuclease with licensed products based on a second custom ARCUS nuclease the Company designs for gene editing of a specified human gene target associated with hemoglobinopathies (the “Replacement Nuclease”). Additionally, Novartis has the option, upon payment of a fee to the Company for each exercise of the option, to include licensed products utilizing the Initial Nuclease for insertion of up to three additional specified therapeutic payloads at the “safe harbor” target site, each intended to treat a particular genetic disease. The exercise period for such option ends on the earlier of (a) the fourth anniversary of the Novartis Effective Date and (b) the replacement of the Initial Nuclease with the Replacement Nuclease as described above.

In July 2022, the Company received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date, Novartis made an equity investment in the Company’s common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, the Company issued and sold to Novartis 413,581 shares of the Company’s common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $60.30 per share. The price per share of the Company’s common stock under the Novartis Stock Purchase Agreement represented a 20% premium over the VWAP of the Company’s common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement. Management concluded that the Novartis Stock Purchase Agreement was to be combined with the Novartis Agreement for accounting purposes. Of the total $75.0 million upfront compensation, the Company applied equity accounting guidance to measure the $11.6 million recorded in equity upon the issuance of the Novartis Shares, and $63.4 million was identified as transaction price allocated to the revenue arrangement.

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

Unless earlier terminated, the Novartis Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. Novartis has the right to terminate the Novartis Agreement without cause by providing advance notice to the Company. Either party may terminate the Novartis Agreement for material breach by the other party and a failure to cure such breach within the time period specified in the Novartis Agreement. The Company may also terminate the Novartis Agreement in the event that Novartis brings a challenge to its patents.

The Company assessed the Novartis Agreement in accordance with ASC 606 and concluded that the promises in the agreement represent transactions with a customer. The Company has determined that the promises associated with the research and development activities for each of the targets are not distinct because they are all based on the ARCUS proprietary genome editing platform. The Company has concluded that the Novartis Agreement contains the following promises: (i) license of intellectual property, (ii) performance of research and development (“R&D”) services, and (iii) JSC participation. The Company determined that the license of intellectual property and R&D services were not distinct from each other, as the license and R&D services are highly interdependent upon one another. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. As such, the Company determined that these promises should be combined into a single performance obligation.

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

During the three months ended March 31, 2024, and 2023, the Company recognized revenue under the Novartis Agreement of $4.5 million and $5.9 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $28.1 million and $32.4 million as of March 31, 2024 and December 31, 2023, respectively, of which $1.3 million and $7.4 million, respectively, was included in current liabilities within the condensed balance sheets.

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

On June 30, 2023, the Company entered into an amended and restated development and license agreement (the “Prevail Agreement”) with Prevail. The Prevail Agreement amended and restated the Original Prevail Agreement. Pursuant to the terms of the Prevail Agreement, Prevail and the Company continued to collaborate on developing the Company’s ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including Duchenne muscular dystrophy, a liver-directed target, and a central nervous system directed target. Pursuant to the Prevail Agreement, manufacturing initial clinical trial material for the first licensed product, which was previously the Company’s responsibility to conduct at Prevail’s expense, instead became Prevail’s responsibility at Prevail’s expense. Prevail continued to be responsible for, and was required to use commercially reasonable efforts with respect to, conducting clinical development and commercialization activities for licensed products resulting from the collaboration. Prevail also retained the right to nominate up to three additional gene targets for genetic disorders over the initial nomination period of four years.

On April 11, 2024, the Company received written notice from Prevail of its termination of the Prevail Agreement. Prevail’s notice informed the Company that Prevail was exercising its right pursuant to Section 15.3.2 of the Prevail Agreement to terminate the Prevail Agreement in its entirety without cause upon 90 days’ prior written notice to the Company. The Company subsequently exercised its rights to the return of the three programs. The termination will be effective on July 10, 2024.

In connection with the closing of the Original Prevail Agreement on January 6, 2021, the Company received an upfront cash payment of $100.0 million. Under the Prevail Agreement, the Company was also eligible to receive milestone payments of up to an aggregate of $390 million to $395 million per licensed product, a decrease from $420 million as provided in the Original Prevail Agreement, as well as nomination fees for additional and replacement targets and certain research funding. The terms of potential nomination fees for additional targets and royalties on worldwide net sales of licensed products for which the Company could have become eligible, as well as the terms of the Company’s right to elect to co-fund the clinical development of one licensed product under the Original Prevail Agreement, were not modified by the terms of the Prevail Agreement. If licensed products resulting from the collaboration had been approved and sold, the Company would also have been entitled to receive tiered royalties ranging from the mid-single digit percentages to the low-teens percentages on world-wide net sales of the licensed products, subject to customary potential reductions. Prevail’s obligation to pay royalties to the Company would have expired on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of ten years following first commercial sale of the licensed product. Simultaneously with the entry into the Original Prevail Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Lilly Share Purchase Agreement”), pursuant to which Lilly purchased 125,406 shares of the Company’s common stock for a purchase price of $35.0 million. Management concluded that the Lilly Share Purchase Agreement was to be combined with the Original Prevail Agreement for accounting purposes. Of the total $135.0 million upfront compensation, the Company applied equity accounting guidance to measure the $27.7 million recorded in equity upon the issuance of the shares, and $107.3 million was identified as the transaction price allocated to the revenue arrangement.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the promises in the agreement represent transactions with a customer. The Company has determined that the promises associated with the research and development activities for each of the targets are not distinct because they are all based on the ARCUS proprietary genome editing platform. The Company concluded that the agreement with Prevail contained the following promises: (i) license of intellectual property; (ii) performance of R&D services, (iii) JSC participation, and (iv) regulatory responsibilities. The Company determined that the license of intellectual property, R&D services, and regulatory responsibilities were not distinct from each other, as the license, R&D services, and regulatory responsibilities are highly interdependent upon one another. The JSC participation was determined to be an immaterial promise as the time commitment and related cost associated with performance of JSC participation is expected to be inconsequential to the total consideration in the contract. As such, the Company determined that these promises should be combined into a single performance obligation.

The Company recognized revenue from the $100.0 million upfront cash payment, $7.3 million allocated to the transaction price from the Lilly Share Purchase Agreement, and variable consideration on an input method in the form of research effort relative to expected research effort at the completion of the performance obligation, which was based on the actual time of R&D activities performed relative to expected time to be incurred in the future to satisfy the performance obligation. Management evaluated and adjusted the total expected research effort for the performance obligation on a quarterly basis based upon actual research progress to date relative to research progress forecasts. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

During the three months ended March 31, 2024 and 2023, the Company recognized revenue under the Prevail Agreement of $4.5 million and $2.9 million, respectively. Deferred revenue related to the Prevail Agreement amounted to $48.2 million and $52.7 million as of March 31, 2024 and December 31, 2023, respectively, of which $0.2 million and $4.7 million, respectively, was included in current liabilities within the condensed balance sheets.

Development and License Agreement with iECURE

In August 2021, the Company entered into a development and license agreement with iECURE (the “iECURE DLA”) under which iECURE was to advance the Company’s PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in order to gain access to Precision’s PCSK9-directed ARCUS nuclease to develop four other pre-specified gene editing therapies for rare genetic diseases (the “PCSK9 License”), including ornithine transcarbamylase (“OTC”) deficiency, Citrullinemia Type 1, Phenylketonuria, and another program focused on liver disease. Simultaneously with the entry into the iECURE DLA, the Company and iECURE entered into an Equity Issuance Agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued the Company common stock in iECURE as additional consideration for the PCSK9 License. Management concluded that the iECURE Equity Agreement was to be combined with the iECURE DLA for accounting purposes. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

The Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the iECURE equity during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recorded a $0.8 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE’s Series A-1 equity issued in such period.

License Agreement with Caribou

In February 2024, the Company announced it had granted Caribou Biosciences, Inc. (“Caribou”), a leading CRISPR genome-editing cell therapy company, a non-exclusive, worldwide license, with the right to sublicense, to one of the Company’s foundational cell therapy patent families for use with CRISPR-based therapies in the field of human therapeutics. Under the terms of the agreement, the Company received an upfront payment that has been recognized as revenue and, upon commercialization by Caribou, will receive royalties on net sales of licensed products. In addition, for each occurrence of certain strategic transactions involving Caribou, the Company is entitled to receive a specific tiered milestone payment.

NOTE 7: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of March 31, 2024 there were 29,935 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under such plans.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 204,588 stock options and 167,886 restricted stock units (“RSUs”) outstanding as of March 31, 2024.

The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of March 31, 2024, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 534,177 pursuant to this provision. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of March 31, 2024, 302,633 shares were available to be issued under the 2019 Plan.

Up to 17,500 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of March 31, 2024, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 133,543 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2024, we had issued 42,117 shares under the 2019 ESPP. As of March 31, 2024, 108,926 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of less than $0.1 million during the three months ended March 31, 2024 and 2023.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 300,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of March 31, 2024, 192,006 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 100,540 stock options and no RSUs outstanding as of March 31, 2024.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Employee	$2,488	$3,555
Nonemployee	418	537
	$2,906	$4,092

Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$760	$1,266
General and administrative	2,146	2,826
	$2,906	$4,092

The following table summarizes activity in the Company’s stock option plans for the three months ended March 31, 2024:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2023	349,662	$172.13
Granted	—	—
Exercised	—	—
Forfeited/canceled	(14,599)	250.94
Balance as of March 31, 2024	335,063	$168.70

There were no stock options exercised during the three months ended March 31, 2024. The intrinsic value of stock options exercised was less than $0.1 million during the three months ended March 31, 2023.

The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2024:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2023	214,857	$51.03
Granted	—	—
Forfeited	(110)	52.74
Vested	(46,861)	45.83
Unvested RSUs as of March 31, 2024	167,886	$52.47

There was approximately $13.6 million of total unrecognized compensation cost related to unvested stock options and RSUs as of March 31, 2024, which is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 8: DISCONTINUED OPERATIONS

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

The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Current liabilities of discontinued operations
Accounts payable	—	158
Accrued compensation	—	—
Accrued research and development expenses	1,506	2,355
Lease liabilities	—	—
Total current liabilities of discontinued operations	1,506	2,513
Noncurrent liabilities of discontinued operations
Other liabilities	—	128
Total noncurrent liabilities of discontinued operations	—	128
Total liabilities of discontinued operations	1,506	2,641

The following table summarizes the results of operations of the Company’s discontinued operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Classes of expenses constituting loss from discontinued operations
Research and development expense	—	(11,110)
Loss from discontinued operations related to classes of expenses	—	(11,110)
Loss from discontinued operations	—	(11,110)

The following table presents the significant non-cash items and proceeds from sales of assets related to discontinued operations for the three months ended March 31, 2024 and 2023 that are included in the accompanying statements of cash flows:

	For the Three Months Ended March 31,
	2024	2023
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	606
Share-based compensation	—	369

NOTE 9: ELO TRANSACTION

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

The Company owned approximately 37% of Elo’s voting shares outstanding as of December 31, 2023. In January 2024, Elo raised additional funding from its Series A-2 financing. The Company recognized a $2.7 million gain on dilution under the equity method and owned approximately 26% of Elo’s voting shares outstanding as of March 31, 2024. The Company’s proportionate share of Elo’s net loss for the three months ended March 31, 2024 and 2023 was $1.0 million and $1.3 million, respectively.

Note Receivable

The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the Elo’s Amended and Restated Certificate of Incorporation). The Note Receivable accrues interest at 2.00% per annum and is payable annually on December 17th.

As of March 31, 2024, the carrying value of the Note Receivable was $6.8 million including a $1.0 million decrease in the carrying value as a result of equity method investment losses. The remaining $3.2 million discount on the Note Receivable will be amortized to interest income over the life of the Note.

NOTE 10: Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024. While the Company had net income under GAAP for the three months ended March 31, 2024, it is still operating at a taxable loss for such period and is forecasting additional losses through the remainder of the year ending December 31, 2024, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2024. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not.

As of March 31, 2024, the Company had no uncertain tax positions that required the establishment of a reserve.

NOTE 11: EARNINGS PER SHARE

The Company calculates basic net income (loss) per share by dividing net loss for each respective period by the weighted-average number of common shares outstanding for each respective period. The Company computes diluted net income (loss) per share after giving consideration to the dilutive effect of unvested RSUs, stock options, unsettled ESPP contributions, and warrants that are outstanding during the period, except where such securities would be anti-dilutive.

The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three Months Ended March 31,
	2024	2023
Income (loss) from continuing operations (in thousands)	$8,588	$(13,950)
Loss from discontinued operations (in thousands)	$—	$(11,110)
Net income (loss) (in thousands)	$8,588	$(25,060)

Basic weighted-average common shares	5,060,978	3,709,894
Dilutive impact of share-based awards	2,428	—
Diluted weighted-average common shares (1)	5,063,406	3,709,894

Basic net income (loss) per share:
Basic income (loss) from continuing operations	1.70	(3.76)
Basic loss from discontinued operations	—	(2.99)
Basic net income (loss) per share	1.70	(6.75)

Diluted net income (loss) per share:
Diluted income (loss) from continuing operations	1.70	(3.76)
Diluted loss from discontinued operations	—	(2.99)
Diluted net income (loss) per share	1.70	(6.75)

(1) 3,007,564 total common stock equivalents were excluded from the diluted weighted-average common shares calculation for the three months ended March 31, 2024 as their inclusion would have been anti-dilutive. For the three months ended March 31, 2023 all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

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

NOTE 13: WARRANTS

The warrants issued in the March 2024 Public Offering are classified as a liability in accordance with ASC 815, since these warrants met the definition of a derivative instrument and did not qualify for equity classification. These warrant agreements include a fundamental transaction clause whereby, in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company's common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations.

The warrants were recorded at their fair value of $32.4 million at issuance based on the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the warrants at issuance:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	89.03%
Weighted-average risk-free interest rate	4.17%
Expected term (in years)	5.00
Weighted-average fair value per option	$12.96

The fair value adjustment as of March 31, 2024 was $10.4 million using the Black-Scholes option-pricing model. As of March 31, 2024 all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of March 31, 2024:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	89.61%
Weighted-average risk-free interest rate	4.22%
Expected term (in years)	4.92
Weighted-average fair value per option	$8.81

The following table summarizes the Company’s warrant liability (in thousands):

Warrant Liability
Balance at January 1, 2024	$—
Issuance of warrants	32,406
Change in fair value of warrant liability	(10,386)
Balance at March 31, 2024	$22,020

NOTE 14: SUBSEQUENT EVENTS

On April 11, 2024, the Company received written notice from Prevail of its termination of the Prevail Agreement. Prevail’s notice informed the Company that Prevail was exercising its right pursuant to Section 15.3.2 of the Prevail Agreement to terminate the Prevail Agreement in its entirety without cause upon 90 days’ prior written notice to the Company. The Company subsequently exercised its rights to the return of the three programs. The termination will be effective on July 10, 2024.

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

Business Updates

As of August 2023, we are now solely focused on leveraging our proprietary ARCUS genome editing platform to advance in vivo gene editing programs that go beyond gene knockouts in the liver and carry out more sophisticated edits such as gene insertions, gene excision, and gene elimination, unlocking a broader potential for ARCUS in vivo gene editing in human therapeutics.

In January 2024, we entered into a license agreement with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”) for non-oncological applications of azercabtagene zapreleucel (“azer-cel”) (the “TG License Agreement”). In connection with the TG License Agreement, we received upfront, and are also entitled to receive potential near-term, economics valued in the aggregate at $17.5 million. The upfront payment was received on February 5, 2024 and is comprised of a (i) $5.25 million cash payment and (ii) $2.25 million cash payment in exchange for 97,360 shares of our common stock by TG Therapeutics at a price of $23.10 per share, a 100% premium to the 30-day volume weighted-average price (“VWAP”) prior to the date of the TG License Agreement. We will also receive $2.5 million within 12 months as an equity investment in our common stock at 100% premium to the then 30-day VWAP prior to purchase. Upon the achievement of certain near-term clinical milestones, we will receive an additional $7.5 million payment in cash and the purchase of our common stock by TG Therapeutics at a 100% premium to the then current 30-day VWAP. We are eligible to receive up to $288 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones, in addition to high-single-digit to low-double-digit royalties on net sales.

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

Corporate Updates

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

In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. Non-human primate (“NHP”) data presented by researchers from the University of Pennsylvania’s Gene Therapy Program demonstrated sustained gene insertion of a therapeutic OTC transgene one-year post-dosing in newborn and infant NHPs with high efficiency. iECURE received approval from the Australian Therapeutic Goods Administration for the initiation of a first-in-human Phase 1/2 trial evaluating ECUR-506, an investigational therapy incorporating an ARCUS nuclease in development for the treatment of OTC deficiency in pediatric (or neonatal) patients. In March 2024, iECURE also received approval from the United Kingdom (“UK”) Medicines & Healthcare products Regulatory Agency for the company’s CTA application to expand the Phase 1/2 OTC-HOPE study evaluating ECUR-506 into the UK. In April 2024, iECURE announced FDA clearance to initiate the OTC-HOPE study in the U.S. iECURE’s OTC-HOPE study is currently open for enrollment at the Great Ormond Street Hospital for Children in the United Kingdom, and trial sites in the United States and Australia are activating and will be enrolling later this year.

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

In April 2024, we exercised our rights to the return of three programs with the conclusion of the amended and restated development and license agreement (the “Prevail Agreement”) with Prevail Therapeutics, Inc. (“Prevail”), a wholly-owned subsidiary of Eli Lilly and Company. Pursuant to the terms of the Prevail Agreement, we and Prevail collaborated to develop our ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including Duchenne muscular dystrophy (“DMD”) and two additional gene targets. Previously, we highlighted preclinical data demonstrating the potential of ARCUS in vivo gene editing for large gene excisions and that the edited dystrophin variant was observed in multiple tissue types frequently involved in progression of DMD, including skeletal muscle, heart, and diaphragm, thereby enabling significantly improved muscle function. We also shared data for another Prevail program highlighting high efficiency gene insertion in adult non-human primates (“NHPs”). We presented two poster presentations at the European Society of Gene & Cell Therapy congress in October 2023, “Unique features of ARCUS nucleases enable high efficiency, targeted gene insertion in vivo” and “ARCUS-mediated excision of the “hot spot” region of the human dystrophin gene results in functional improvement in a mouse model of “DMD”.

Reverse Stock Split

On January 18, 2024, our stockholders approved a proposal to amend our amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of not less than 1-for-10 and not more than 1-for-30, with such ratio and the implementation and timing of such reverse stock split to be determined by our board of directors in its sole discretion. On February 6, 2024, our board of directors approved a 1-for-30 reverse stock split of our issued and outstanding common stock, and on February 13, 2024, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our amended and restated certificate of incorporation in order to effect the reverse stock split. Trading of our common stock on The Nasdaq Capital Market commenced on a split-adjusted basis on February 14, 2024. As a result of the reverse stock split, every 30 shares of our common stock issued or outstanding were automatically reclassified into and became one new share of common stock, and the number of our issued and outstanding shares of common stock was reduced to 4,191,053 and 4,164,038, respectively. All references to numbers of shares of common stock and per-share information in this Quarterly Report on Form 10-Q have been adjusted retroactively, as appropriate, to reflect the reverse stock split.

Common Stock Offering

In March 2024, we entered into an underwriting agreement relating to the offering, issuance and sale (the “March 2024 Public Offering”) of an aggregate of 2,500,000 shares of our common stock and warrants to purchase up to an aggregate of 2,500,000 shares of our common stock at a combined offering price of $16.00 per share. Each warrant has an exercise price per share of $20.00, is immediately exercisable and will expire on March 5, 2029. The offering was made pursuant to a registration statement on Form S-3.

Following the reverse stock split and common stock offering, we had 6,916,239 shares outstanding as of March 31, 2024.

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

The Upfront Payment of $10.0 million is comprised of (i) a $5.25 million cash payment that was paid to us on February 5, 2024, (ii) a $2.25 million cash payment that was paid to us on February 5, 2024 in exchange for 97,360 shares of our common stock, based on a price per share equal to a 100% premium to the VWAP of our common stock for the 30 trading days prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million due within 12 months following the date of the TG License Agreement, payable in exchange for such number of shares of our common stock determined based on a price per share equal to the greater of (A) a 100% premium to the VWAP of our common stock for the 30 trading days prior to the date of payment or (B) a minimum price of $11.1660 determined in accordance with Nasdaq Listing Rule 5635(d) (the “Minimum Price”).

The Initial Milestone Payment of $7.5 million, if payable, will consist of (i) a $5.25 million cash milestone payment and (ii) a $2.25 million cash payment payable in exchange for such number of shares of our common stock determined based on a price per share equal to the greater of (A) a 100% premium to the VWAP of our common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

The Additional Milestone Payments become due upon the achievement of certain milestones as specified in the TG License Agreement. Included within the Additional Milestone Payments is a potential payment of $3.0 million in connection with achievement of a milestone specified in the TG License Agreement, payable in exchange for such number of shares of our common stock determined based on a price per share equal to the greater of (A) a 100% premium to the VWAP of our common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

Subject to the terms and conditions of the TG License Agreement, TG Therapeutics is permitted to pay up to 50% of the value of each Additional Milestone Payment (other than the Additional Milestone Payment described above that would, upon achievement, involve the issuance of $3.0 million of shares of our common stock) in freely tradable shares of common stock of TG Parent, valued based on the VWAP of the TG Parent shares of common stock on Nasdaq for the 30 trading days prior to the achievement of the applicable milestone.

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

Unless earlier terminated, the TG License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. We may terminate the TG License Agreement if TG Therapeutics fails to initiate certain development activities with respect to the licensed product by a specified date or ceases active development of the licensed product for a specified period of time. In addition, we may terminate the TG License Agreement if TG Therapeutics or any of its affiliates or sublicensees challenges the validity of any patents controlled by us. We or TG Therapeutics may terminate the TG License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the TG License Agreement or (ii) due to the other party’s insolvency.

During the three months ended March 31, 2024, we recognized revenue under the TG License Agreement of $7.0 million. Deferred revenue related to the TG License Agreement amounted to $0.9 million as of March 31, 2024.

Imugene

On August 15, 2023 we entered into an asset purchase agreement with Imugene Limited, and its wholly-owned subsidiary Imugene (USA) Inc. (“Imugene US” and together with Imugene Limited, “Imugene”). Additionally, we entered into a license agreement with Imugene (the “Imugene License Agreement”) on August 15, 2023, pursuant to which we granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of our allogeneic CAR T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the Imugene License Agreement, pursuant to the terms of the Imugene License Agreement.

We concluded the Imugene License Agreement represents functional intellectual property in accordance with ASC 606 given we do not expect to provide any additional services to Imugene outside of the right to use the licensed intellectual property. As of March 31, 2024, management has constrained all variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the three months ended March 31, 2024.

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

Pursuant to the terms of the Novartis Agreement, we will develop an ARCUS nuclease and conduct in vitro characterization for the licensed products, with Novartis then assuming responsibility for all subsequent development, manufacturing and commercialization activities. Novartis will receive an exclusive license for and be required to use commercially reasonable efforts to conduct all subsequent research, development, manufacture and commercialization activities with respect to the licensed products. We will initially develop a single, custom ARCUS nuclease for a defined “safe harbor” target site for insertion of specified therapeutic payloads in a patient’s genome (the “Initial Nuclease”) for Novartis to further develop as a potential in vivo treatment option for certain hemoglobinopathies, including sickle cell disease and beta thalassemia. Pursuant to the terms of the Novartis Agreement, Novartis may elect, subject to payment of a fee to us, to replace licensed products based on the Initial Nuclease with licensed products based on a second custom ARCUS nuclease we design for gene editing of a specified human gene target associated with hemoglobinopathies (the “Replacement Nuclease”). Additionally, Novartis has the option, upon payment of a fee to us for each exercise of the option, to include licensed products utilizing the Initial Nuclease for insertion of up to three additional specified therapeutic payloads at the “safe harbor” target site, each intended to treat a particular genetic disease. The exercise period for such option ends on the earlier of (a) the fourth anniversary of the Novartis Effective Date and (b) the replacement of the Initial Nuclease with the Replacement Nuclease as described above.

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

During three months ended March 31, 2024, we recognized revenue under the Novartis agreement of $4.5 million. During the three months ended March 31, 2023, we recognized revenue under the Novartis agreement of $5.9 million. Deferred revenue related to the Novartis Agreement amounted to $28.1 million and $32.4 million as of March 31, 2024 and December 31, 2023, respectively, of which $1.3 million and $7.4 million, respectively, was included in current liabilities within the condensed balance sheets.

Prevail Therapeutics, Inc.

On November 19, 2020, we entered into a development and license agreement with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating our ARCUS nucleases to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders. This agreement was subsequently assigned to Prevail Therapeutics, a wholly-owned subsidiary of Lilly, effective November 1, 2022 (the “Original Prevail Agreement”). On June 30, 2023, we entered into the Prevail Agreement which amended and restated the Original Prevail Agreement. In April 2024, we exercised our rights to the return of three programs with the conclusion of the collaboration with Prevail.

During the three months ended March 31, 2024 and 2023, we recognized revenue under the Prevail Agreement of $4.5 million and $2.9 million, respectively. Deferred revenue related to the Prevail Agreement amounted to $48.2 million and $52.7 million as of March 31, 2024 and December 31, 2023, respectively, of which $0.2 million and $4.7 million, respectively, was included in current liabilities within the condensed balance sheets. With the termination of the Prevail Agreement, we expect to recognize the remaining deferred revenue of $48.2 million in the three months ending June 30, 2024.

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

We adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the iECURE equity for the three months ended March 31, 2024. During the three ended March 31, 2023, we recorded a $0.8 million decrease in the carrying value of our iECURE equity to adjust to fair value as a result of dilution from iECURE’s Series A-1 equity issued in such period.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. We record revenue from collaboration and license agreements, including amounts related to upfront payments, milestone payments, fees for licenses of our intellectual property, and research and development funding.

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

Loss on Changes in Fair Value

The change in fair value of represents the assessed changes in fair value of assets and liabilities carried at fair value.

Gain on Change in Fair Value of Warrant Liability

The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the March 2024 Public Offering.

Gain (Loss) from Equity Method Investment

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and March 31, 2023, together with the changes in those items:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenue	$17,584	$8,780	$8,804
Operating expenses:
Research and development	13,343	11,048	2,295
General and administrative	8,428	11,086	(2,658)
Total operating expenses	21,771	22,134	(363)
Operating loss	(4,187)	(13,354)	9,167
Other income (expense):
Gain (loss) from equity method investment	1,713	(1,341)	3,054
Loss on changes in fair value	(348)	(769)	421
Change in fair value of warrant liability	10,386	—	10,386
Interest expense	(574)	(522)	(52)
Interest income	1,663	2,043	(380)
Loss on disposal of assets	(65)	(7)	(58)
Total other income (expense)	12,775	(596)	13,371
Gain (loss) from continuing operations	8,588	(13,950)	22,538
Loss from discontinued operations	—	(11,110)	11,110
Net income (loss)	$8,588	$(25,060)	$33,648

Revenue

Revenue for the three months ended March 31, 2024 was $17.6 million, compared to $8.8 million for the three months ended March 31, 2023. The increase of $8.8 million in revenue during the three months ended March 31, 2024 was primarily the result of the TG and Caribou license agreements. Additionally contributing to the increase in revenue was a $1.6 million increase in revenue recognized under the Prevail Agreement offset by a $1.4 million decrease in revenue recognized under the Novartis Agreement during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Direct research and development expenses:
PBGENE-HBV external development costs	$3,056	$219	$2,837
PBGENE-PMM external development costs	1,212	—	1,212
Platform development and unallocated expenses:
Employee-related costs (other than share based compensation)	4,620	5,195	(575)
Share based compensation	760	897	(137)
Laboratory supplies and services	759	1,635	(876)
Outsourced research and development	343	721	(378)
CMOs and research organizations	44	2	42
Laboratory equipment and maintenance	275	237	38
Facility-related costs	535	542	(7)
Depreciation and amortization	891	1,062	(171)
Licensing fees	846	530	316
Other research and development costs	2	8	(6)
Total research and development expenses	$13,343	$11,048	$2,295

Research and development expenses for the three months ended March 31, 2024 were $13.3 million, compared to $11.0 million for the three months ended March 31, 2023. The increase of $2.3 million was primarily due to a $2.8 million increase in PBGENE-HBV external development costs and a $1.2 million increase in PBGENE-PMM external development costs as the programs continue to advance towards the clinic.

Partially offsetting the increases in research and development expenses was a $0.9 million decrease in laboratory supplies and services expenses, a $0.6 million decrease in employee-related costs as a result of reduced headcount, and a decrease in outsourced R&D costs.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the three months ended March 31, 2024 compared to $11.1 million for the three months ended March 31, 2023. The decrease of $2.7 million in general and administrative expenses was primarily due to a $1.5 million decrease in employee-related costs and share based compensation expense as a result of reduced headcount. Additionally contributing to the decrease was a $0.6 million decrease in consulting fees, a decrease in insurance expense driven by a reduction in director and officer insurance premiums and a decrease in legal fees.

Gain (Loss) from Equity Method Investment

Gain from equity method investment was $1.7 million during the three months ended March 31, 2024 which was primarily the result of a $2.7 million gain recorded from our proportionate share of Elo’s proceeds from a Series A-2 financing in such period, partially offset by our proportionate share of Elo’s loss, or $1.0 million, in such period. Loss from equity method investment was $1.3 million during the three months ended March 31, 2023, which represented our proportionate share of Elo’s net loss for such period.

Loss on Changes in Fair Value

Loss from changes in fair value was $0.3 million for the three months ended March 31, 2024 which was primarily attributed to the decrease in the fair value of the Imugene Convertible Note in such period. Loss from changes in fair value was $0.8 million for the three months ended March 31, 2023 which was attributed to a decrease in the assessed fair value of our equity investment in iECURE as a result of dilution from iECURE’s Series A-1 equity raise in such period.

Change in Fair Value of Warrant Liability

Change in fair value of the warrant liability of $10.4 million for the three months ended March 31, 2024 represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering. There was no warrant liability in the three months ended March 31, 2023.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023. The $0.1 million increase in interest expense was the result of higher stated and effective interest rates on our debt.

Interest Income

Interest income was $1.7 million during the three months ended March 31, 2024 compared to $2.0 million during the three months ended March 31, 2023. The $0.3 million decrease in interest income was the result of a lower cash balance during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Loss on Disposal of Assets

Loss on disposal of assets was less than $0.1 million during the three months ended March 31, 2024 and 2023.

Loss from Discontinued Operations

There was no loss from discontinued operations during the three months ended March 31, 2024 compared to a loss of $11.1 million during the three months ended March 31, 2023. The $11.1 million loss during the three months ended March 31, 2023 consisted of research and development expenses for our historical cell therapy operations.

Liquidity and Capital Resources

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.

We have incurred significant operating losses since our inception and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of March 31, 2024, we had an accumulated deficit of $481.0 million.

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

As of March 31, 2024, we had cash and cash equivalents of $137.8 million and available borrowings under our loan and security agreement with Banc of California (formerly known as Pacific Western Bank) (as amended from time to time, the “Revolving Line”) of $7.5 million. Covenants on our Revolving Line require that we maintain an aggregate balance of unrestricted cash (not including amounts in certain specified accounts) equal to or greater than $10.0 million. Our sources of funding to finance our cash needs include proceeds from third parties through a combination of financings including our initial public offering (“IPO”), preferred stock and convertible note financings, underwritten offerings of our common stock and warrants, at-the-market (“ATM”) offerings of our common stock as part of our shelf registration statement, upfront and milestone payments from partners, borrowings under bank facilities and funding from other strategic alliances and grants.

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

Cash Flows

Our cash and cash equivalents totaled $137.8 million and $158.1 million as of March 31, 2024 and 2023, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(18,981)	$(31,464)
Net cash used in investing activities	(26)	(721)
Net cash provided by financing activities	40,095	741
Increase (decrease) in cash and cash equivalents	$21,088	$(31,444)

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs. The use of cash in operating activities during the three months ended March 31, 2024 and March 31, 2023 resulted from our net loss adjusted for non-cash expenses and changes in working capital.

Cash used in operating activities during the three months ended March 31, 2024 was $19.0 million compared to $31.5 million during the three months ended March 31, 2023. The $12.5 million decrease in cash used in operating activities was primarily driven by a $33.6 million decrease in net loss offset by a $15.9 million decrease in non-cash adjustments to reconcile net loss to net cash and a $5.3 million increase in the use of working capital. The decrease in non-cash adjustments was primarily related to the change in fair value of the warrant liability and a gain on equity method investments in the three months ended March 31, 2024 as compared to a loss on equity method investments in the three months ended March 31, 2023. The increase in use of working capital primarily reflects a change in the contract asset and prepaid expenses.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the three months ended March 31, 2024 was less than $0.1 million, compared to $0.7 million in the three months ended March 31, 2023. The $0.7 million decrease in cash used in investing activities was primarily driven by a decrease in cash expenditures for purchases of property, equipment and software during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 was $40.1 million, compared to $0.7 million during the three months ended March 31, 2023. The $39.4 million increase in cash provided by financing activities during the three months ended March 31, 2024 was primarily due to a $38.6 million increase in net proceeds from offerings of common stock in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 and $0.9 million in net proceeds from the issuance of common stock to TG Therapeutics in the three months ended March 31, 2024.

Debt Obligations

Revolving Line

We may request advances on our Revolving Line up to an aggregate principal of $30.0 million. The Revolving Line maturity date is June 23, 2024 and all outstanding principal amounts are due upon maturity. We must also maintain an aggregate balance of unrestricted cash at Banc of California (not including amounts in certain specified accounts) equal to or greater than $10.0 million. The interest rate on Revolving Line borrowings is a variable annual rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the Revolving Line), and (b) 4.25%. As of March 31, 2024, the outstanding principal balance on the Revolving Line was $22.5 million, the stated interest rate was 9.25% and the effective interest rate was 10.27%.

Funding Requirements

We will continue to have funding requirements in connection with the continuation of our research and development efforts, potential IND and CTA submissions, potential clinical trials, and expected growth in our in vivo portfolios.

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts, including near-term consideration to be received from licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We expect our cash runway to be sufficient to achieve first-in-human Phase 1 clinical data for our lead in vivo gene editing programs. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the ability to collaborate and partner with third parties to fund any or all of our programs;
•
the progress, costs and results of our additional research and preclinical development programs including our in vivo pipeline and our planned IND or CTA submissions and potential biologics license application (“BLA”) submissions;

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

Common Stock Offering

In March 2024, we entered into an underwriting agreement relating to the offering, issuance and sale of an aggregate of 2,500,000 shares of our common stock and warrants to purchase up to an aggregate of 2,500,000 shares of our common stock at a combined offering price of $16.00 per share. Each warrant has an exercise price per share of $20.00, is immediately exercisable and will expire on March 5, 2029. The offering was made pursuant to a registration statement on Form S-3. Gross proceeds from the transaction were $40.0 million before deducting underwriting discounts and commissions and offering expenses of approximately $2.9 million. We intend to use the net proceeds of the offering to fund ongoing and planned research and development, and for working capital and other general corporate purposes.

Contractual Obligations and Commitments

In addition to the contractual obligations and commitments as described elsewhere in this Quarterly Report on Form 10-Q with respect to leases, the Revolving Line, and intellectual property licenses, we also enter into contracts in the normal course of business with CMOs, universities, and other third parties for preclinical research studies, testing, manufacturing services, and other services and products for operating purposes. These contracts are generally cancelable upon written notice. There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The Company does not have any material capital expenditure commitments at March 31, 2024.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three months ended March 31, 2024. Other than the derivative financial instruments basis of accounting outlined in Note 1, there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards. As an “emerging growth company,” we are also exempted from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $137.8 million, or 75% of our total assets, on March 31, 2024 and $116.7 million, or 73% of our total assets, on December 31, 2023. Interest income earned was $1.7 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of March 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net income was $8.6 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $481.0 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and ATM offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts, including upfront and potential near-term consideration to be received from TG Therapeutics and other licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We expect our cash runway to be sufficient to achieve first-in-human Phase 1 clinical data for PBGENE-HBV and PBGENE-PMM. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations and licensing arrangements.

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

In May 2019, we entered into a loan and security agreement with Pacific Western Bank (now known as Banc of California) (as subsequently amended, the “Revolving Line”). Pursuant to the terms of the Revolving Line, we may request advances on a revolving line of credit of up to an aggregate principal amount of $30.0 million and the maturity date of the Revolving Line is June 23, 2024. As of March 31, 2024, we had $22.5 million in borrowings under our Revolving Line. Pursuant to the terms of the Revolving Line, we granted Banc of California a security interest in substantially all of our assets, excluding any of the intellectual property now or hereafter owned, acquired or received by us (but including any rights to payment from the sale or licensing of any such intellectual property).

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
•
maintain less than $10.0 million of unrestricted cash at Banc of California; and
•
engage in certain transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. In addition, we are subject to financial covenants based on minimum cash balances.

Additionally, the credit markets and the financial services industry have been experiencing disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. As a result, the cost and availability of credit has been and may continue to be adversely affected. We cannot be certain that funding under our Revolving Line will be available from Banc of California and the credit markets generally when and as needed, and if available, on acceptable terms if at all. If we are unable to obtain funding when needed and on acceptable terms, our financial condition and business prospects could be adversely impacted.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including in underwritten and ATM offerings, stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect common stockholders’ rights. For example, in March 2024, we entered into an underwriting agreement relating to the offering, issuance and sale of an aggregate of 2,500,000 shares of our common stock and warrants to purchase up to an aggregate of 2,500,000 shares of our common stock at a combined offering price of $16.00 per share which resulted in dilution to our existing stockholders. Moreover, there is a provision in each warrant under which we may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants in certain specified situations involving a “fundamental transaction” (as defined in the warrants), which generally includes a merger with another person or entity, the sale, transfer or other disposition of all or substantially all of our assets, another person or entity becoming the beneficial owner of 50% of the outstanding shares of our common stock, any reclassification, reorganization or recapitalization of our common stock, any compulsory share exchange pursuant to which our common stock is effectively converted into or exchanged for other securities, cash or property, any plan or proposal for our voluntary or involuntary dissolution, liquidation or the winding up of or affairs, or if other conditions are met. It may be uncertain whether a particular transaction or series of transactions will trigger the cash-settlement provision or if the provision is triggered, what the actual payment due to a warrant holder would be in such circumstance, but any such payment could be material to us and could materially and adversely affect our financial condition. Furthermore, we may find it more difficult to raise additional equity capital needed for our business or to pursue strategic alternatives or other corporate transactions while the warrants are outstanding.

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

The same applies in the EU. The European Medicine Agency (“EMA”) has a Committee for Advanced Therapies (“CAT”) that is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products (“ATMPs”). ATMPs include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal product candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

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
•
suspensions or terminations by IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other foreign regulatory authorities due to a number of factors, including those described above;
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

We expect our manufacturing strategy for one or more of our product candidates may involve the use CMOs. The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be evaluated for the manufacture of our product candidates by the FDA or foreign regulatory authorities pursuant to inspections that will be conducted after we submit a BLA to the FDA, or similar foreign applications to foreign regulatory authorities. We do not control the manufacturing process of our contract manufacturers and are dependent on their compliance with current good manufacturing practices ("cGMP") or similar foreign requirements for their manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Any delays or difficulties in our or our collaborators’ ability to enroll patients in clinical trials, could delay or prevent receipt of regulatory approvals.

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
•
the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the CMS, ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and anti-corruption and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws and foreign laws and regulations that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government or foreign governmental authorities, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations and foreign. laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws and foreign laws and regulations which require the registration of pharmaceutical sales representatives.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities (defined as health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the Department of Health and Human Services (“HHS”), affected individuals and if the breach is large enough, the media. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

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

These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Similarly, in the EU, a medicinal product may receive orphan designation from the European Commission after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, under Article 3 of Regulation (EC) 141/2000. This applies to products (1) that are intended for a life-threatening or chronically debilitating condition; and (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, specific regulatory assistance and scientific advice, and access to the centralized marketing authorization procedure. Upon grant of marketing authorization (MA) and assuming the requirements for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to 10 years of market exclusivity for the approved therapeutic indication, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for complying with an agreed Pediatric Investigation Plan. However, the 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is judged as sufficiently profitable not to justify maintenance of market exclusivity, or when the prevalence of the condition has increased above the orphan designation threshold. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•
the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•
the first applicant consents to a second orphan medicinal product application; or
•
the first applicant cannot supply enough orphan medicinal product.

Post-Brexit, the UK has retained the EU Regulation which governs the designation of medicinal products as orphan drugs and which establishes incentives thereto (Regulation (EC) No. 141/2000) as part of UK law by virtue of the European Union (Withdrawal) Act 2018. However, any future changes to the legal requirements could lead to greater regulatory complexity and increased costs to our business.

The Medicines and Healthcare products Regulatory Agency (“MHRA”) is responsible for reviewing applications from companies for orphan designation at the time of a marketing authorization application. If a medicinal product has been designated orphan in the EU under Regulation (EC) 141/2000, a Great Britain orphan marketing authorization application(“MAA”) can be made under regulation 50G of the Human Medicines Regulation 2012 (as amended). A UK-wide orphan MAA can only be considered in the absence of an active EU orphan designation.

If a UK-wide orphan marketing authorization is granted and the medicinal product subsequently receives EU orphan designation, the market authorization holder would need to submit a variation to change this to a Great Britain orphan MAA.

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

If we are successful in achieving regulatory approval to commercialize any biologic product candidate we develop alone or with collaborators, it may face competition from biosimilar products. In the United States, our product candidates are regulated by the FDA as biologic products subject to approval under the BLA pathway. The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product may not be submitted until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years after the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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

As of March 31, 2024, we had 109 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company and/or a smaller reporting company with less than $100 million in annual revenue in our last fiscal year, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we fail to implement the requirements of Section 404 in the required timeframe, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, our investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain an effective internal control system could also restrict our future access to the capital markets.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies (under which we currently have an aggregate of approximately $10 million in coverage) specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals for any product candidate we develop alone or with collaborators could be suspended, which could have a material adverse effect on our business and financial condition.

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

We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. For example, we are party to the Novartis Agreement. Under this agreement, we are focused on research and development of in vivo gene editing products that utilize or incorporate our ARCUS nucleases. Our potential collaborators for other product research and development arrangements likely include large and mid-size pharmaceutical and biotechnology companies, and our potential collaborators for other technology research and development arrangements likely include universities and other research institutions.

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

Our research and product development programs and the potential commercialization of any product candidates we develop alone or with collaborators will require substantial additional cash to fund expenses, and we expect to continue to seek collaborative arrangements with others in connection with the development and potential commercialization of current and future product candidates or the development of ancillary technologies. We face significant competition in establishing relationships with appropriate collaborators. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include, among other things and as applicable for the type of potential product or technology, an assessment of the opportunities and risks of our technology, the design or results of studies or trials, the likelihood of approval, if necessary, by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and technologies and industry and market conditions generally.

Current or future collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. Additionally, we may be restricted under existing collaboration agreements from entering into future agreements on certain terms or for certain development activities with potential collaborators. For example, we have granted exclusive rights or options to Novartis for certain targets, and during the term of our collaboration agreements we will be restricted from granting rights to other parties to use our ARCUS technology to pursue potential products that address those targets. Similarly, our collaboration agreements have in the past and may in the future contain non-competition provisions that could limit our ability to enter into strategic collaborations with future collaborators.

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

Furthermore, we cannot guarantee that any patents will be issued from any pending or future owned or licensed patent applications. Thus, even if our patent applications issue as patents, they may not issue in a form that will provide us with meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. In addition, third parties may be able to develop products that are similar to, or better than, ours in a way that is not covered by the claims of our patents, or may have blocking patents that could prevent us from marketing our products or practicing our own patented technology. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for current or future product candidates, we may be open to competition from generic versions of such potential products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to those we or our collaborators may develop.

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

For example, our license agreement (the “Duke License”) with Duke University (“Duke”) imposes various payment, royalty and other obligations on us in order to maintain the license. If we fail to make royalty payments or milestone payments required under the Duke License, Duke may terminate the agreement. If we or our affiliates obtain a license from a third party to practice the Duke technology, we must use commercially reasonable efforts to secure a covenant not to sue Duke, or any of its faculty, students, employees or agents, for any research and development efforts conducted at Duke that resulted in the creation of any of its inventions or intellectual property rights arising therefrom. Additionally, because development of the Duke technology was funded in part by the U.S. government, it is subject to certain government rights and obligations, including the requirement that any products sold in the United States based upon such technology be substantially manufactured in the United States.

In addition, our cross-license agreement (the “Cellectis License”) with Cellectis S.A. (“Cellectis”) imposes various obligations on us in order to maintain the license. In particular, if we participate in or provide assistance to a third party challenging the validity, enforceability and/or patentability of any claim of any patent licensed to us by Cellectis under this agreement, Cellectis may terminate the agreement. The Cellectis License does not provide exclusive rights to use the licensed intellectual property and technology or rights in all relevant fields in which we may wish to develop or commercialize our technology and products in the future. As a result, we are not able to prevent competitors from developing and commercializing competitive products and technology that may use this technology. Additionally, we do not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license from Cellectis. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained and defended in a manner consistent with the best interests of our business. If Cellectis or other licensors fail to prosecute, maintain, enforce and defend the patents subject to such licenses, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

The European Union’s Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, (“UPC”), for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents, and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that are provided by the UPC. Under the EU Patent Package, we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, pursuant to the terms of our Revolving Line we are prohibited from paying cash dividends without the prior written consent of Banc of California and future debt instruments may materially restrict our ability to pay dividends on our common stock. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in our common stock will depend upon any future appreciation in its value. Consequently, you may need to sell all or part of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and therefore depress the trading price of our common stock.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

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
•
the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•
the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
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
•
not being required to comply with the auditor attestation requirements of Section 404;
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

As of March 31, 2024, we had cash and cash equivalents of $137.8 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since March 31, 2024, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

On January 18, 2024, our stockholders approved a proposal to amend our amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of not less than 1-for-10 and not more than 1-for-30, with such ratio and the implementation and timing of such reverse stock split to be determined by our board of directors in its sole discretion. On February 6, 2024, our board of directors approved a 1-for-30 reverse stock split of our issued and outstanding common stock, and on February 13, 2024, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our amended and restated certificate of incorporation in order to effect the reverse stock split. As a result of the reverse stock split, every 30 shares of our common stock issued or outstanding were automatically reclassified into one new share of common stock, and the number of our issued and outstanding shares of common stock was reduced to 4,191,053 and 4,164,038, respectively. Trading of our common stock on The Nasdaq Capital Market commenced on a split-adjusted basis on February 14, 2024. The primary goal of the reverse stock split was to increase the per share market price of our common stock to meet the Minimum Bid Price Requirement. All references to numbers of shares of common stock and per-share information in this Quarterly Report on Form 10-Q have been adjusted retroactively, as appropriate, to reflect the reverse stock split.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2024, we issued 97,360 shares of our common stock to TG Therapeutics in exchange for the $2.25 million cash payment comprising part of the TG Upfront Payment that was paid to the Company as partial consideration for the license rights we granted to TG Therapeutics pursuant to the TG License Agreement. The issuance of the shares to TG Therapeutics was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	2/13/2024

3.3	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	12/22/2023

4.1	Form of March 2024 Warrant	8-K	001-38841	4.1	3/1/2024

10.1	License Agreement, dated January 7, 2024, by and among Precision BioSciences, Inc. and TG Cell Therapy, Inc. and its parent company, TG Therapeutics, Inc.	10-K	001-38841	10.2	3/27/2024

10.2	Executive Employment Agreement, dated January 22, 2024, by and between Michael Amoroso and Precision BioSciences, Inc.	8-K	001-38841	10.1	1/23/2024

10.3	Executive Employment Agreement, dated January 22, 2024, by and between Alex Kelly and Precision BioSciences, Inc.	8-K	001-38841	10.2	1/23/2024

10.4	Executive Employment Agreement, dated January 22, 2024, by and between Dario Scimeca and Precision BioSciences, Inc.	8-K	001-38841	10.3	1/23/2024

10.5	Executive Employment Agreement, dated January 22, 2024, by and between Jeff Smith and Precision BioSciences, Inc.	8-K	001-38841	10.3	1/23/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: May 13, 2024	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: May 13, 2024	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer and principal accounting officer)