Form 10-Q
period 2024-06-30
PRECISION BIOSCIENCES INC
filed 2024-08-01
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024, the registrant had 7,233,760 shares of common stock, $0.000005 par value per share, outstanding.

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
•
Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in the delisting of our common stock.
•
Once we are no longer an emerging growth company, a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

Part I. Financial information

Item 1. Financial Statements.

Precision Biosciences, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$123,571	$116,678
Accounts receivable	207	901
Prepaid expenses	5,668	5,977
Convertible note receivable	12,251	11,897
Assets held for sale	189	487
Contract asset	1,359	—
Other current assets	790	419
Total current assets	144,035	136,359
Property, equipment, and software—net	4,227	6,338
Intangible assets—net	375	400
Right-of-use assets—net	7,689	8,263
Investment in equity securities	3,206	3,206
Note receivable—net	6,034	4,990
Other assets	234	225
Total assets	$165,800	$159,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,144	$2,968
Accrued compensation	2,479	4,978
Accrued research and development expenses	1,871	1,557
Deferred revenue	526	12,035
Loan payable-net	22,494	22,412
Lease liabilities	1,223	1,133
Other current liabilities	1,916	2,391
Current liabilities of discontinued operations	1,304	2,513
Total current liabilities	32,957	49,987
Deferred revenue	26,783	73,082
Lease liabilities	7,091	7,723
Warrant liability	14,255	—
Contract liabilities	10,000	10,000
Noncurrent liabilities of discontinued operations	—	128
Total liabilities	91,086	140,920
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 7,150,385 shares issued and 7,123,370 shares outstanding as of June 30, 2024; 4,191,053 shares issued and 4,164,038 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	523,959	509,443
Accumulated deficit	(448,294)	(489,631)
Treasury stock	(952)	(952)
Total stockholders’ equity	74,714	18,861
Total liabilities and stockholders’ equity	$165,800	$159,781

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$49,898	$19,789	$67,482	$28,569
Operating expenses
Research and development	17,225	13,088	30,568	24,136
General and administrative	8,527	9,830	16,955	20,916
Total operating expenses	25,752	22,918	47,523	45,052
Operating income (loss)	24,146	(3,129)	19,959	(16,483)
Other income (expense):
(Loss) gain from equity method investment	(950)	(1,369)	763	(2,710)
Gain (loss) on changes in fair value	694	—	346	(769)
Gain on change in fair value of warrant liability	7,765	—	18,151	—
Interest expense	(560)	(553)	(1,134)	(1,075)
Interest income	1,843	1,946	3,506	3,989
(Loss) gain on disposal of assets	(189)	72	(254)	65
Total other income (expense)	8,603	96	21,378	(500)
Income (loss) from continuing operations	$32,749	$(3,033)	$41,337	$(16,983)
Loss from discontinued operations	—	(8,858)	—	(19,968)
Net income (loss)	$32,749	$(11,891)	$41,337	$(36,951)

Net income (loss) per share
Basic	$4.70	$(3.13)	$6.87	$(9.84)
Diluted	$4.67	$(3.13)	$6.81	$(9.84)

Weighted-average shares of common stock outstanding
Basic	6,966,680	3,803,083	6,013,829	3,756,746
Diluted	7,011,630	3,803,083	6,067,620	3,756,746

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- December 31, 2022	3,725,689	$1	$489,696	$(428,312)	$(952)	$60,433
Stock option exercises	1,718	—	30	—	—	30
Issuance of common stock under employee stock purchase plan	9,303	—	266	—	—	266
Share-based compensation expense	—	—	4,092	—	—	4,092
Restricted stock units vested	16,717	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance cost	18,012	—	416	—	—	416
Net loss	—	—	—	(25,060)	—	(25,060)
Balance- March 31, 2023	3,771,439	$1	$494,500	$(453,372)	$(952)	$40,177
Share-based compensation expense	—	—	3,874	—	—	3,874
Proceeds from issuance of common stock, net of issuance cost	77,509	—	1,881	—	—	1,881
Restricted stock units vested	13,499	—	—	—	—	—
Net loss	—	—	—	(11,891)	—	(11,891)
Balance- June 30, 2023	3,862,447	$1	$500,255	$(465,263)	$(952)	$34,041

Balance- December 31, 2023	4,191,053	$1	$509,443	$(489,631)	$(952)	$18,861
Issuance of common stock under employee stock purchase plan	9,037	—	112	—	—	112
Share-based compensation expense	—	—	2,906	—	—	2,906
Proceeds from issuance of common stock to collaboration partners and licensees	97,360	—	905	—	—	905
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance cost	2,500,000	—	4,610	—	—	4,610
Proceeds from issuance of common stock through ATM facility, net of issuance cost	98,943	—	1,224	—	—	1,224
Restricted stock units vested	46,861	—	—	—	—	—
Net income	—	—	—	8,588	—	8,588
Balance- March 31, 2024	6,943,254	$1	$519,200	$(481,043)	$(952)	$37,206
Share-based compensation expense	—	—	2,928	—	—	2,928
Proceeds from issuance of common stock, net of issuance cost	25,000	—	300	—	—	300
Proceeds from issuance of common stock through ATM facility, net of issuance cost	144,735	—	1,531	—	—	1,531
Restricted stock units vested	37,396	—	—	—	—	—
Net income	—	—	—	32,749	—	32,749
Balance- June 30, 2024	7,150,385	$1	$523,959	$(448,294)	$(952)	$74,714

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities:
Net income (loss)	$41,337	$(36,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,235	3,918
Share-based compensation	5,834	7,966
Loss (gain) on disposal of assets	254	(65)
Non-cash interest expense	255	263
Amortization of right-of-use assets	574	745
(Gain) loss on changes in fair value	(346)	769
(Gain) loss from equity method investment	(763)	2,710
Amortization of discount on note receivable	(280)	(189)
Gain on change in fair value of warrant liability	(18,151)	—
Changes in operating assets and liabilities:
Prepaid expenses	309	(1,363)
Accounts receivable	694	68
Contract asset	(1,359)	—
Other assets and other current assets	(96)	954
Accounts payable	(1,982)	(444)
Other liabilities and other current liabilities	(4,015)	(3,490)
Deferred revenue	(57,808)	(27,169)
Lease liabilities	(542)	(320)
Net cash used in operating activities	(33,850)	(52,598)
Cash flows used in investing activities:
Purchases of property, equipment and software	(114)	(1,597)
Purchases of intangible assets	—	(250)
Proceeds from sale of equipment	60	70
Net cash used in investing activities	(54)	(1,777)
Cash flows provided by financing activities:
Proceeds from stock option exercises	—	30
Proceeds from employee stock purchase plan	112	266
Proceeds from offering of common stock and warrants, net of issuance costs	39,780	2,297
Proceeds from issuance of common stock to collaboration partners and licensees	905	—
Net cash provided by financing activities	40,797	2,593
Net increase (decrease) in cash and cash equivalents	6,893	(51,782)
Cash and cash equivalents—beginning of period	116,678	189,576
Cash and cash equivalents —end of period	$123,571	$137,794

Supplemental disclosures of cash flow information:
Property, equipment and software additions included in accounts payable and other current liabilities	$-	$4
Cash paid for interest	$1,058	$968

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

Since its inception, the Company has devoted substantially all of its efforts to research and development activities, recruiting skilled personnel, establishing its intellectual property portfolio and providing general and administrative support for these operations. The Company is subject to a number of risks similar to those of other companies conducting early-stage research and development of product candidates. Principal among these risks are the Company's dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, obtain regulatory approval of its products, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of June 30, 2024 and condensed results of operations for the three and six months ended June 30, 2024 and 2023 and the condensed cash flows for the six months ended June 30, 2024 and 2023, have been made. The Company’s condensed results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

Reverse Stock Split

On February 13, 2024, the Company amended its amended and restated certificate of incorporation in order to effect a 1-for-30 reverse stock split of its outstanding shares of capital stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 30 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying financial statements and other financial information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted to give effect to the Reverse Stock Split) on The Nasdaq Capital Market on February 13, 2024, the last trading day immediately preceding the effective time of the Reverse Stock Split.

Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is set forth in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Notes to Condensed Financial Statements on its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recent Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose their significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. This updated standard is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company is in process of evaluating the impact of this new guidance on its disclosure.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the six months ended June 30, 2024, the Company did not record any cumulative catch-up adjustments on its contracts with customers. During the six months ended June 30, 2024, the Company recorded $58.0 million in revenue that was included in deferred revenue as of December 31, 2023.

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

Derivative Financial Instruments

On March 1, 2024, the Company entered into an Underwriting Agreement with Guggenheim Securities, LLC (the “Underwriting Agreement”), relating to the offering, issuance and sale (the “March 2024 Public Offering”) of (a) 2,500,000 shares of the Company’s common stock, par value $0.000005 per share, and (b) warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock. The warrants have a five-year term and an exercise price of $20.00 per share. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period.

The warrants issued in the March 2024 Public Offering were recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and will remeasure the instruments to fair value at each balance sheet date, with changes in fair value recognized in the Company’s condensed statements of operations, until exercised or expiration. The fair value of the warrants were initially estimated using a Black-Scholes option pricing model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

NOTE 2: FAIR VALUE MEASUREMENTS

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

June 30, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,327	$14,327	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene convertible note	12,251	—	12,251	—
Assets held for sale	189	—	—	189
	$29,973	$14,327	$12,251	$3,395

Liabilities:
Final payment fee	$223	$—	$223	$—
Warrant liability	14,255	-	-	14,255
	$14,478	$—	$223	$14,255

December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,960	$13,960	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene convertible note	11,897	—	11,897	—
Assets held for sale	487	—	—	487
	$29,550	$13,960	$11,897	$3,693

Liabilities:
Final payment fee	$215	$—	$215	$—
	$215	$—	$215	$—

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended June 30, 2024 (in thousands). The warrant reconciliation is disclosed in Note 13, Warrants:

	Investment in iECURE	Assets held for sale
Balance December 31, 2023	$3,206	$487
Gains from changes in fair value included in earnings	—	—
Assets sold	—	(109)
Write-offs	—	(189)
Balance June 30, 2024	$3,206	$189

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, which are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of June 30, 2024 and December 31, 2023, the Company held cash equivalents which were composed of investments in money market funds. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE issued the Company common stock in iECURE (the “iECURE equity”) as additional consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases. On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the iECURE equity during the six months ended June 30, 2024.

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

Imugene Convertible Note

As partial consideration for the assets acquired by Imugene in connection with the asset purchase agreement (the "Imugene Purchase Agreement"), Imugene issued to the Company convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13 million. The Imugene Convertible Note is non-interest bearing and matures on August 15, 2024 (the "Maturity Date"). On the Maturity Date, the Imugene Convertible Note must be redeemed with cash, converted into ordinary shares of Imugene Limited at a conversion price based on the 10-day volume weighted average price (“VWAP”) of Imugene Limited’s ordinary shares prior to the date of conversion, or partially redeemed with cash and partially converted into shares, at Imugene’s discretion. There was an assessed $0.4 million gain on the change in fair value of the Imugene Convertible Note during the six months ended June 30, 2024.

The Company classifies the Imugene Convertible Note within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the risk-free rate and the ordinary share price, volume, and volatility.

Final Payment Fee

The Company was required to pay a final payment fee upon maturity of the Revolving Line (as defined in Note 3, Debt, below) and will be required to pay a final payment fee upon maturity of the 2024 Term Loan (as defined in Note 3, Debt, below) which, effective July 31, 2024, replaced the Revolving Line. The final payment fee was determined to be a derivative under ASC 815, therefore these fees were initially measured at fair value and recorded as debt discount to be amortized to interest expense over the term of the Revolving Line and, following its replacement by the 2024 Term Loan, the terms of the 2024 Term Loan. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). There was an assessed loss on change in fair value of the final payment fee of less than $0.1 million during the six months ended June 30, 2024.

The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the Company’s current borrowing rate on the Revolving Line. The final payment fee is included in the other current liabilities within the condensed balance sheet as of June 30, 2024 and December 31, 2023.

Warrant Liability

As of June 30, 2024, warrants representing 2,500,000 shares of common stock issued in the March 2024 Public Offering were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company's stock price, risk-free rate, and volatility.

NOTE 3: DEBT

Revolving Line

Pursuant to the terms of the loan and security agreement, as amended (the " 2019 Loan and Security Agreement"), with Banc of California (formerly known as Pacific Western Bank) the Company was entitled to request advances on a revolving line of credit of up to an aggregate principal amount of $30.0 million (as amended from time to time, the “Revolving Line”) at an annual interest rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the 2019 Loan and Security Agreement) and (b) 4.25%. As of June 30, 2024, the stated interest rate on the Revolving Line was 9.25% and the effective interest rate was 9.99%.

On June 21, 2024, the Revolving Line maturity date was extended from June 23, 2024 to July 31, 2024, with all outstanding principal amounts due upon maturity. Pursuant to the terms of the 2019 Loan and Security Agreement, the Company was required to maintain an aggregate balance of unrestricted cash at Banc of California (not including amounts in certain specified accounts) equal to or greater than $10.0 million.

As of June 30, 2024 and December 31, 2023, $22.5 million in borrowings were outstanding under the Revolving Line and the unamortized debt discount balance was less than $0.1 million.

As described in Note 14, Subsequent Events, the Company replaced the Revolving Line on July 31, 2024 with a new senior secured term loan of $22.5 million with Banc of California (the “2024 Term Loan”).

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

Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the condensed balance sheets as of June 30, 2024 and December 31, 2023.

Leases

The Company has an operating lease for real estate in North Carolina and does not have any finance leases.

The elements of lease expense were as follows:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Lease Cost
Operating lease cost	$967	$932
Short-term lease cost	378	371
Variable lease cost	220	446
Sublease income	(212)	—
Total Lease Cost	$1,353	$1,749

Other Information
Operating cash flows used for operating leases	932	1,194
Operating right-of-use assets obtained in exchange for lease obligations	—	2,491
Operating lease liabilities arising from obtaining right-of-use assets	—	(1,864)

Operating Leases
Weighted-average remaining lease term (in years)	5.1	3.1

Operating Leases
Weighted-average discount rate	9.2%	7.9%

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

Future minimum lease payments under non-cancelable operating leases with terms of greater than one year as of June 30, 2024, were as follows:

(in thousands)	Amount
2024 (remainder of year)	$955
2025	1,962
2026	2,019
2027	2,078
2028	2,140
2029 and beyond	1,269
Total lease payments	10,423
Less: imputed interest	2,109
Total operating lease liabilities	$8,314

Guarantees

The Company agreed to act as a guarantor of Imugene’s assumption of the Company’s lease for its Manufacturing Center for Advanced Therapeutics (the “MCAT Lease”) through the lease expiration date of August 31, 2027. If Imugene (including any successor or assignee of Imugene) fails to pay rent due on the MCAT Lease, the lessor may have contractual recourse against the Company.

As of June 30, 2024, the Company’s guarantee consists of a contingent liability for aggregate minimum lease payments of approximately $5.1 million. No contract liability for the Company’s guarantee of Imugene’s performance on the MCAT Lease was recorded as of June 30, 2024, as it was not deemed probable that Imugene will be in default under the MCAT Lease.

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

On March 1, 2024, the Company entered into the Underwriting Agreement relating to the March 2024 Public Offering of (i) 2,500,000 shares of the Company’s common stock, par value $0.000005 per share, and (ii) warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock. The warrants have a five-year term and an exercise price of $20.00 per share. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The price to the public in the March 2024 Public Offering was $16.00 per share of common stock and accompanying warrants, which resulted in approximately $37.0 million of net proceeds to the Company after deducting the underwriting discount and offering expenses of approximately $3.0 million.

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

Under the TG License Agreement, the Company is entitled to receive an upfront cash payment of $10.0 million (the “TG Upfront Payment”). The TG Upfront Payment of $10.0 million is comprised of (i) a $5.25 million cash payment that was paid to the Company on February 5, 2024, (ii) a $2.25 million cash payment that was paid to the Company on February 5, 2024, in exchange for 97,360 shares of the Company’s common stock at a price of $23.10 per share, a 100% premium to the 30-day VWAP prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million due within 12 months following the date of the TG License Agreement, payable in exchange for such number of shares of the Company’s common stock determined based on a price per share equal to the greater of (A) a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the date of payment or (B) a minimum price of $11.1660 determined in accordance with Nasdaq Listing Rule 5635(d) (the “Minimum Price”).

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

The Company concluded the TG License Agreement represents functional intellectual property in accordance with ASC 606 as the Company will not be providing any additional services to TG Therapeutics outside of the right to use the licensed intellectual property and supply of CTM. During the three and six months ended June 30, 2024, the Company recognized revenue under the TG License Agreement of $0.9 million and $8.0 million, respectively. A contract asset related to the TG License Agreement amounted to $1.4 million as of June 30, 2024.

Sale of Azer-cel CAR T Platform to Imugene for Cancer

On August 15, 2023, the Company entered into the Imugene Purchase Agreement, pursuant to which Imugene US acquired the Company’s manufacturing infrastructure used in the development and manufacture of azer-cel, including assuming the lease to the Company’s manufacturing facility and certain contracts of the Company with respect to the Company’s manufacturing facility, and related equipment, supplies, azer-cel clinical trial inventory and other assets related to the Company’s CAR T cell therapy platform.

Additionally, in connection with the Imugene Purchase Agreement, on August 15, 2023, the Company and Imugene US entered into a license agreement (the “Imugene License Agreement”), pursuant to which the Company granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of the Company’s allogeneic CAR T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the Imugene License Agreement, pursuant to the terms of the Imugene License Agreement.

Under the Imugene License Agreement, the Company is eligible to receive milestone payments of up to an aggregate of $206 million upon successful completion of certain development and regulatory milestones. In addition to the milestone payments, the Company is eligible to receive double-digit royalties on net sales of such licensed products. The Company is also eligible to receive mid-single digit percentage-based fees for certain change of control transactions involving Imugene and for partnering transactions involving a licensed product.

Unless earlier terminated, the Imugene License Agreement, including Imugene’s obligations to pay royalties to the Company thereunder, will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country as specified in the Imugene License Agreement.

As of June 30, 2024, management has constrained all variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the six months ended June 30, 2024 and June 30, 2023.

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

During the three months ended June 30, 2024, and 2023, the Company recognized revenue under the Novartis Agreement of $0.8 million and $4.8 million, respectively. During the six months ended June 30, 2024, and 2023, the Company recognized revenue under the Novartis Agreement of $5.3 million and $10.6 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $27.3 million and $32.4 million as of June 30, 2024 and December 31, 2023, respectively, of which $0.5 million and $7.4 million, respectively, was included in current liabilities within the condensed balance sheets.

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

On April 11, 2024, the Company received written notice from Prevail of its termination of the Prevail Agreement. Prevail’s notice informed the Company that Prevail was exercising its right pursuant to Section 15.3.2 of the Prevail Agreement to terminate the Prevail Agreement in its entirety without cause upon 90 days’ prior written notice to the Company. The Company subsequently exercised its rights to the return of the three programs. The termination was effective on July 10, 2024.

During the three months ended June 30, 2024 and 2023, the Company recognized revenue under the Prevail Agreement of $48.2 million and $15.0 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized revenue under the Prevail Agreement of $52.7 million and $17.9 million, respectively. There was no deferred revenue related to the Prevail Agreement as of June 30, 2024. Deferred revenue related to the Prevail Agreement amounted to $52.7 million as of December 31, 2023, of which $4.7 million was included in current liabilities within the condensed balance sheets.

Development and License Agreement with iECURE

In August 2021, the Company entered into a development and license agreement with iECURE (the “iECURE DLA”) and an Equity Issuance Agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued the Company common stock in iECURE.

The Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the iECURE equity during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company recorded a $0.8 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE’s Series A-1 equity issued in such period.

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

NOTE 7: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of June 30, 2024 there were 29,935 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019. On April 24, 2024, the Company's board of directors adopted, and on June 4, 2024, the Company's stockholders approved, the amendment and restatement of the Precision BioSciences, Inc. 2019 Incentive Award Plan (as amended and restated, the "2019 Plan").

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 200,055 stock options and 487,946 restricted stock units (“RSUs”) outstanding as of June 30, 2024.

The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of June 30, 2024, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 534,177 pursuant to this provision. Additionally, the number of shares available for issuance under the plan was increased by an additional 630,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on June 4, 2024. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of June 30, 2024, 579,710 shares were available to be issued under the 2019 Plan.

Up to 17,500 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of June 30, 2024, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 133,543 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2024, we had issued 42,117 shares under the 2019 ESPP. As of June 30, 2024, 108,926 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of less than $0.1 million during the six months ended June 30, 2024 and June 30, 2023.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 500,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of June 30, 2024, 356,618 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 118,804 stock options and 17,124 RSUs outstanding as of June 30, 2024.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee	$2,583	$3,505	$5,070	$7,060
Nonemployee	346	369	764	906
	$2,929	$3,874	$5,834	$7,966

Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$714	$1,335	$1,473	$2,601
General and administrative	2,215	2,539	4,361	5,365
	$2,929	$3,874	$5,834	$7,966

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant using the following inputs:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	88.79%	88.79%
Weighted-average risk-free interest rate	4.50%	4.50%
Expected term of options (in years)	5.59	5.59
Weighted-average fair value per option	$8.53	$8.53

The expected volatility rates are estimated based on the actual volatility of a peer group comprising the Company and other comparable public companies over the expected term. The expected term represents the average time that stock options are expected to be outstanding. The Company does not have sufficient history of stock option exercises to estimate the expected term of employee stock options and thus utilizes a weighted-average value considering actual history and estimated expected term based on the midpoint between the final vesting date and the expiration date. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected term of the option.

The following table summarizes activity in the Company’s stock option plans for the six months ended June 30, 2024:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2023	349,662	$172.13
Granted	18,511	11.50
Exercised	—	—
Forfeited/canceled	(19,379)	233.85
Balance as of June 30, 2024	348,794	$160.18

There were no stock options exercised during the six months ended June 30, 2024. The intrinsic value of stock options exercised was less than $0.1 million during the six months ended June 30, 2023.

The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2024:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2023	214,857	$51.03
Granted	375,482	11.15
Forfeited	(1,012)	53.67
Vested	(84,257)	58.89
Unvested RSUs as of June 30, 2024	505,070	$20.06

There was approximately $15.0 million of total unrecognized compensation cost related to unvested stock options and RSUs as of June 30, 2024, which is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 8: DISCONTINUED OPERATIONS

The Company determined that the sale of its cell therapy operations qualified for discontinued operations accounting treatment in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

The historical balance sheet and statements of operations of the Company and the related notes to the financial statements have been presented as discontinued operations in the financial statements and prior periods have been recast. Discontinued operations include the results of the Company’s historical cell therapy operations.

The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Current liabilities of discontinued operations
Accounts payable	—	158
Accrued compensation	—	—
Accrued research and development expenses	1,304	2,355
Lease liabilities	—	—
Total current liabilities of discontinued operations	1,304	2,513
Noncurrent liabilities of discontinued operations
Other liabilities	—	128
Total noncurrent liabilities of discontinued operations	—	128
Total liabilities of discontinued operations	1,304	2,641

The following table summarizes the results of operations of the Company’s discontinued operations for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Classes of expenses constituting loss from discontinued operations
Research and development expense	—	(8,858)	—	(19,968)
Loss from discontinued operations related to classes of expenses	—	(8,858)	—	(19,968)
Loss from discontinued operations	—	(8,858)	—	(19,968)

The following table presents the significant non-cash items and proceeds from sales of assets related to discontinued operations for the six months ended June 30, 2024 and June 30, 2023 that are included in the accompanying statements of cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	640	—	1,246
Share-based compensation	—	315	—	684

NOTE 9: ELO TRANSACTION

It was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of Elo, an independent entity as of December 2021. Accordingly, the Company accounts for its investment in Elo under the equity method.

The Company owned approximately 37% of Elo’s voting shares outstanding as of December 31, 2023. In January 2024, Elo raised additional funding from its Series A-2 financing. The Company recognized $2.7 million gain on dilution under the equity method during the six months ended June 30, 2024. The Company owned approximately 26% of Elo’s voting shares outstanding as of June 30, 2024. The Company’s proportionate share of Elo’s net loss for the six months ended June 30, 2024 and 2023 was $1.9 million and $2.7 million, respectively.

Note Receivable

The Company received common stock in Elo and a $10.0 million promissory note payable from Elo (the “Note Receivable”) which matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the Elo’s Amended and Restated Certificate of Incorporation). As of June 30, 2024, the carrying value of the Note Receivable was $6.0 million including a $2.0 million decrease in the carrying value as a result of equity method investment losses. The remaining $4.0 million discount on the Note Receivable will be amortized to interest income over the life of the Note Receivable.

NOTE 10: Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024 as the Company incurred losses for tax purposes for the six months ended June 30, 2024 and is forecasting additional losses for tax purposes through the remainder of the year ending December 31, 2024. For financial statement purposes, the Company may have net book income for the year ending December 31, 2024 as a result of fair market value adjustments that have no tax basis. All fair market value adjustments recognized for GAAP will be reversed as a permanent difference for tax purposes and will not generate taxable income. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740, Income Taxes. Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not.

As of June 30, 2024, the Company had no unrecognized tax that would reduce the Company’s effective tax rate if recognized.

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

The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) from continuing operations (in thousands)	$32,749	$(3,033)	$41,337	$(16,983)
Loss from discontinued operations (in thousands)	$—	$(8,858)	$—	$(19,968)
Net income (loss) (in thousands)	$32,749	$(11,891)	$41,337	$(36,951)

Basic weighted-average common shares	6,966,680	3,803,083	6,013,829	3,756,746
Dilutive impact of share-based awards	44,950	—	53,791	—
Diluted weighted-average common shares (1)	7,011,630	3,803,083	6,067,620	3,756,746

Basic net income (loss) per share:
Basic income (loss) from continuing operations	4.70	(0.80)	6.87	(4.52)
Basic loss from discontinued operations	—	(2.33)	—	(5.32)
Basic net income (loss) per share	4.70	(3.13)	6.87	(9.84)

Diluted net income (loss) per share:
Diluted income (loss) from continuing operations	4.67	(0.80)	6.81	(4.52)
Diluted loss from discontinued operations	—	(2.33)	—	(5.32)
Diluted net income (loss) per share	4.67	(3.13)	6.81	(9.84)

(1) 3,015,654 and 3,010,321 total common stock equivalents were excluded from the diluted weighted-average common shares calculation for the three and six months ended June 30, 2024, respectively, as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2023 all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

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

NOTE 13: WARRANTS

The warrants issued in the March 2024 Public Offering are classified as a liability in accordance with ASC 815, since these warrants met the definition of a derivative instrument and did not qualify for equity classification. These warrant agreements include a fundamental transaction clause whereby, in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company's common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed statements of operations.

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

The fair value adjustment for the three months ended June 30, 2024 was $7.8 million using the Black-Scholes option-pricing model. As of June 30, 2024 all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of June 30, 2024:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	91.10%
Weighted-average risk-free interest rate	4.36%
Expected term (in years)	4.67
Weighted-average fair value per option	$5.70

The following table summarizes the Company’s warrant liability (in thousands):

Warrant Liability
Balance at January 1, 2024	$—
Issuance of warrants	32,406
Change in fair value of warrant liability	(10,386)
Balance at March 31, 2024	$22,020
Issuance of warrants	—
Change in fair value of warrant liability	$(7,764)
Balance at June 30, 2024	$14,256

NOTE 14: SUBSEQUENT EVENTS

On July 31, 2024, the Company entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California (formerly known as Pacific Western Bank) pursuant to which Banc of California provided the Company with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The proceeds from the 2024 Term Loan were used to repay the $22.5 million outstanding principal balance under the Revolving Line, and pursuant to the terms of the 2024 Loan and Security Agreement, the Revolving Line was terminated.

The maturity date under the 2024 Loan and Security Agreement is June 30, 2027 (the “2024 Term Loan Maturity Date”). The Company may prepay all or a portion of the amounts due under the 2024 Term Loan without penalty or premium at any time, provided that if the Company refinances the 2024 Term Loan with borrowings from another lender, the Company is required to pay Banc of California an early termination fee of $100,000. Once repaid, the Company may not reborrow amounts under the 2024 Term Loan.

The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%.

Under the terms of the 2024 Loan and Security Agreement, the Company paid a fee of $2,500 upon closing of the 2024 Term Loan. Upon the earliest to occur of the Term Loan Maturity Date, the date that the Company repays the 2024 Term Loan and elects to terminate the 2024 Term Loan, and the date that the 2024 Term Loan becomes due or Banc of California elects to terminate the 2024 Loan and Security Agreement in connection with an event of default thereunder, the Company is required to pay Banc of California a fee of $225,000.

Under the terms of the 2024 Loan and Security Agreement, the Company granted Banc of California a security interest in a cash security account at Banc of California (the “Cash Security Account”), and Banc of California agreed to terminate all other security interests it has in the Company’s assets. The Company is required to maintain an aggregate unencumbered balance in the Cash Security Account at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.

The 2024 Loan and Security Agreement includes customary representations, warranties and covenants (affirmative and negative), including restrictions on mergers by the Company with and into other companies, and incurrence of secured indebtedness, in each case, subject to specified exceptions. Certain of the restrictive covenants, including covenants related to capital expenditures, transactions with affiliates, subordinated debt, inventory and equipment, and encumbrances on the Company's assets (other than the Cash Security Account) included in the 2019 Loan and Security Agreement were deleted.

The 2024 Loan and Security Agreement also includes standard events of default, including in the event of a material adverse change. Upon the occurrence of an event of default, Banc of California may declare all outstanding obligations immediately due and payable, take such other actions as are set forth in the 2024 Loan and Security Agreement and increase the interest rate otherwise applicable to the amount outstanding under the 2024 Loan and Security Agreement by an additional 3.00%.

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

Business Updates

As of mid-2023, we are solely focused on leveraging our proprietary ARCUS genome editing platform to advance in vivo gene editing programs that go beyond gene knockouts in the liver and carry out more sophisticated edits such as gene insertions, gene excision, and gene elimination, unlocking a broader potential for ARCUS in vivo gene editing in human therapeutics.

In January 2024, we entered into a license agreement with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”) for non-oncological applications of azercabtagene zapreleucel (“azer-cel”) (the “TG License Agreement”). In connection with the TG License Agreement, we received upfront, and are also entitled to receive potential near-term, economics valued in the aggregate at $17.5 million. We are also entitled to receive additional payments upon the achievement of additional specified milestones of up to $288.6 million. If a licensed product under the TG License Agreement is approved and sold, TG Therapeutics is also required to pay us tiered royalties ranging from high-single-digit to low-double-digit percentages on net sales of the licensed product.

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

On April 11, 2024, the Company received written notice from Prevail Therapeutics, Inc. ("Prevail"), a wholly-owned subsidiary of Eli Lilly and Company, of its termination of the amended and restated development and license agreement between the Company and Prevail (the "Prevail Agreement"). Prevail’s notice informed the Company that Prevail was exercising its right pursuant to Section 15.3.2 of the Prevail Agreement to terminate the Prevail Agreement in its entirety without cause upon 90 days’ prior written notice to the Company. The Company subsequently exercised its rights to the return of the three programs. We are continuing to evaluate these returned programs to determine the appropriate next steps with each of them, including a novel gene excision approach for treatment of Duchenne Muscular Dystrophy (“DMD”), a liver target for gene insertion, and a gene editing program targeting neurons to address a disease of the central nervous system.

Corporate Updates

Our gene editing program PBGENE-HBV, for the potential treatment of chronic hepatitis B virus (“HBV”), remains a top priority, and we expect to submit an investigational new drug (“IND”) application or clinical trial application (“CTA”) later this year. In February 2024, we announced that we had received pre-IND regulatory feedback from the U.S. Food and Drug Administration (“FDA”) in addition to regulatory feedback from agencies outside the U.S., providing clarity and alignment on IND/CTA-enabling preclinical plans and clinical strategy. The program is advancing through final toxicology studies and drug for the planned Phase 1 clinical trial has been manufactured. We plan to provide an additional program update later this year.

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

PBGENE-HBV is designed to inactivate cccDNA with direct cuts and edits as well as to inactivate integrated HBV DNA with the goal of long-lasting reductions in HBsAg. We believe specificity is of particular importance for developing a safe gene editing approach to eliminating HBV, as a lack of nuclease specificity can lead to unfavorable off-target results including increased integrations of HBV genomes into the human genome, as well as translocations between integrations. Preclinical data from the PBGENE-HBV program was presented in June 2024 at a poster presentation and panel discussion at the European Association for the Study of the Liver Congress, highlighting the ability of ARCUS to make efficient, durable, and targeted elimination edits. Data presented further supported the ability of PBGENE-HBV to specifically target and cut HBV DNA, leading to the elimination of cccDNA and inactivation of integrated HBV DNA. The data also demonstrated a lack of detectable off-target editing for PBGENE-HBV at therapeutically relevant doses, including no editing-associated translocations in HBV infected primary human hepatocytes. PBGENE-HBV was well-tolerated in non-human primates (“NHP”) across multiple dose administrations. Preclinical safety data supports the advancement of PBGENE-HBV to clinical trials as a potentially curative treatment for chronic hepatitis B.

PBGENE-PMM is our wholly owned, first of its kind treatment for m.3243 associated mitochondrial disease. Mitochondrial diseases are the most common hereditary metabolic disorder, affecting 1 in 4,300 people. The highly specific and single component nature of our mitochondria-targeted ARCUS nucleases are designed to shift heteroplasmy by editing and eliminating mutant mitochondrial DNA while allowing normal (wild-type) mitochondrial DNA to repopulate in the mitochondria, thus improving cellular function. Preclinical data from the PBGENE-PMM program presented in June 2024 at the United Mitochondrial Disease Foundation’s Mitochondrial Medicine 2024 Conference and in March 2024 at a poster presentation at the Mitochondrial Medicine – Therapeutic Development Annual Conference demonstrated ARCUS’ ability to efficiently eliminate mutant mitochondrial DNA without nuclear off-target editing. We expect to submit an IND and/or CTA application in 2025 with respect to PBGENE-PMM.

We, along with our collaboration partners, intend to continue to evaluate the ARCUS platform with regards to safety, on-target editing, gene insertion, complex gene edits, and compatibility with viral and non-viral delivery.

In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. NHP data presented by researchers from the University of Pennsylvania’s Gene Therapy Program demonstrated sustained gene insertion of a therapeutic OTC transgene one-year post-dosing in newborn and infant NHPs with high efficiency. iECURE has received regulatory approvals in the United States, the United Kingdom, and Australia for initiation of the OTC-HOPE study, a first-in-human Phase 1/2 trial evaluating ECUR-506 as a potential treatment for OTC deficiency, and has begun recruiting patients at two sites in the United Kingdom. In May 2024, iECURE announced that it had received Fast Track designation from the FDA for ECUR-506 and expects initial data from this trial to be available in late 2024 or in 2025.

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

TG Therapeutics

During the three and six months ended June 30, 2024, we recognized revenue under the TG License Agreement of $0.9 million and $8.0 million, respectively. A contract asset related to the TG License Agreement amounted to $1.4 million as of June 30, 2024.

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

As of June 30, 2024, management has constrained all variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the three and six months ended June 30, 2024.

Novartis Pharma AG

During the three months ended June 30, 2024 and 2023, we recognized revenue under the Novartis Agreement of $0.8 million and $4.8 million, respectively. During the six months ended June 30, 2024 and 2023, we recognized revenue under the Novartis Agreement of $5.3 million and $10.6 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $27.3 million and $32.4 million as of June 30, 2024 and December 31, 2023, respectively, of which $0.5 million and $7.4 million, respectively, was included in current liabilities within the condensed balance sheets.

Prevail Therapeutics, Inc.

During the three months ended June 30, 2024 and 2023, we recognized revenue under the Prevail Agreement of $48.2 million and $15.0 million, respectively. During the six months ended June 30, 2024 and 2023, we recognized revenue under the Prevail Agreement of $52.7 million and $17.9 million, respectively. There was no deferred revenue related to the Prevail Agreement as of June 30, 2024. Deferred revenue related to the Prevail Agreement amounted to $52.7 million as of December 31, 2023, of which $4.7 million was included in current liabilities within the condensed balance sheet.

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

Impairment Charges

Impairment charges represent our impairment of intangible assets and long-term prepaid assets. An impairment loss is assessed when future undiscounted cash flows are less than the assets’ carrying value and is recognized when the carrying value of the asset exceeds fair value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.

Loss on Disposal of Assets

Loss on disposal of assets represents the remaining net book value of disposed assets at the time of their disposal and impairment recognized on assets held for sale.

Gain (Loss) on Changes in Fair Value

The change in fair value represents the assessed changes in fair value of assets and liabilities carried at fair value.

In August 2021, we entered into a development and license agreement with iECURE (the “iECURE DLA”) and an equity issuance agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued us common stock in iECURE as additional consideration for the PCSK9 License. Additionally, we are eligible to receive milestone and mid-single digit to low-double digit royalty payments on sales of iECURE products developed with ARCUS.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and June 30, 2023, together with the changes in those items:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Revenue	$49,898	$19,789	$30,109
Operating expenses:
Research and development	17,225	13,088	4,137
General and administrative	8,527	9,830	(1,303)
Total operating expenses	25,752	22,918	2,834
Operating loss	24,146	(3,129)	27,275
Other income (expense):
Loss from equity method investment	(950)	(1,369)	419
Gain on changes in fair value	694	—	694
Gain on change in fair value of warrant liability	7,765	—	7,765
Interest expense	(560)	(553)	(7)
Interest income	1,843	1,946	(103)
(Loss) gain on disposal of assets	(189)	72	(261)
Total other income	8,603	96	8,507
Gain (loss) from continuing operations	32,749	(3,033)	35,782
Loss from discontinued operations	—	(8,858)	8,858
Net income (loss)	$32,749	$(11,891)	$44,640

Revenue

Revenue for the three months ended June 30, 2024 was $49.9 million, compared to $19.8 million for the three months ended June 30, 2023. The increase of $30.1 million in revenue during the three months ended June 30, 2024 was primarily the result of a $33.2 million increase in revenue related to the Prevail Agreement as the remaining deferred revenue under the agreement was recognized during the three months ended June 30, 2024 with the termination of the agreement. Additionally, there was a $0.9 million increase in revenue in the three months ended June 30, 2024 as a result of the TG License Agreement. Partially offsetting these increases was a $4.0 million decrease in revenue recognized under the Novartis Agreement during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Direct research and development expenses:
PBGENE-HBV external development costs	$7,654	$739	$6,915
PBGENE-PMM external development costs	964	—	964
Platform development and unallocated expenses:
Employee-related costs (other than share based compensation)	4,656	5,071	(415)
Share based compensation	713	1,019	(306)
Laboratory supplies and services	724	2,004	(1,280)
Outsourced research and development	198	1,786	(1,588)
CMOs and research organizations	17	—	17
Laboratory equipment and maintenance	262	280	(18)
Facility-related costs	555	624	(69)
Depreciation and amortization	842	992	(150)
Licensing fees	627	550	77
Other research and development costs	13	23	(10)
Total research and development expenses	$17,225	$13,088	$4,137

Research and development expenses for the three months ended June 30, 2024 were $17.2 million, compared to $13.1 million for the three months ended June 30, 2023. The increase of $4.1 million was primarily due to a $6.9 million increase in PBGENE-HBV external development costs and a $1.0 million increase in PBGENE-PMM external development costs as the programs continue to advance towards the clinic.

Partially offsetting the increases in research and development expenses was a $1.6 million decrease in outsourced research and development costs, a $1.3 million decrease in laboratory supplies and services expenses, and a $0.7 million decrease in employee-related costs and share based compensation expense.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the three months ended June 30, 2024 compared to $9.8 million for the three months ended June 30, 2023. The decrease of $1.3 million was primarily due to a $0.9 million decrease in employee-related costs and share based compensation expense as a result of reduced headcount in addition to a decrease in insurance expense and legal fees.

Loss from Equity Method Investment

Loss from equity method investment was $1.0 million during the three months ended June 30, 2024 compared to $1.4 million during the three months ended June 30, 2023, which represented our proportionate share of Elo’s net loss in each period.

Gain on Changes in Fair Value

Gain from changes in fair value was $0.7 million for the three months ended June 30, 2024 which was primarily attributed to an increase in the fair value of the Imugene Convertible Note in such period. There was no change in fair value for the three months ended June 30, 2023.

Change in Fair Value of Warrant Liability

Change in fair value of the warrant liability of $7.8 million for the three months ended June 30, 2024 represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering. There was no warrant liability in the three months ended June 30, 2023.

Interest Expense

Interest expense was $0.6 million for the three months ended June 30, 2024 and 2023.

Interest Income

Interest income was $1.8 million during the three months ended June 30, 2024 compared to $1.9 million during the three months ended June 30, 2023. The $0.1 million decrease in interest income was the result of a lower cash balance during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Loss on Disposal of Assets

Loss on disposal of assets was $0.2 million during the three months ended June 30, 2024 compared to a gain of less than $0.1 million during the three months ended June 30, 2023.

Loss from Discontinued Operations

There was no loss from discontinued operations during the three months ended June 30, 2024 compared to a loss of $8.9 million during the three months ended June 30, 2023. The $8.9 million loss during the three months ended June 30, 2023 consisted of research and development expenses for our historical cell therapy operations.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and June 30, 2023, together with the changes in those items:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Revenue	$67,482	$28,569	$38,913
Operating expenses:
Research and development	30,568	24,136	6,432
General and administrative	16,955	20,916	(3,961)
Total operating expenses	47,523	45,052	2,471
Operating income (loss)	19,959	(16,483)	36,442
Other income (expense):
Gain (loss) from equity method investment	763	(2,710)	3,473
Gain (loss) on changes in fair value	346	(769)	1,115
Gain on change in fair value of warrant liability	18,151	—	18,151
Interest expense	(1,134)	(1,075)	(59)
Interest income	3,506	3,989	(483)
(Loss) gain on disposal of assets	(254)	65	(319)
Total other income (expense)	21,378	(500)	21,878
Gain (loss) from continuing operations	41,337	(16,983)	58,320
Loss from discontinued operations	—	(19,968)	19,968
Net income (loss)	$41,337	$(36,951)	$78,288

Revenue

Revenue for the six months ended June 30, 2024 was $67.5 million, compared to $28.6 million for the six months ended June 30, 2023. The increase of $38.9 million in revenue during the six months ended June 30, 2023 was primarily the result of a $34.8 million increase in revenue related to the Prevail Agreement as the remaining revenue under the agreement was recognized during the six months ended June 30, 2024 due to the termination of the agreement. Additionally, there was a $9.5 million increase in revenue in the six months ended June 30, 2024 as a result of the TG License Agreement and the license agreement with Caribou. Partially offsetting the increase was a $5.3 million decrease in revenue recognized under the Novartis Agreement during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Direct research and development expenses:
PBGENE-HBV external development costs	$10,710	$958	$9,752
PBGENE-PMM external development costs	2,176	—	2,176
Platform development and unallocated expenses:
Employee-related costs (other than share based compensation)	9,272	10,266	(994)
Share based compensation	1,473	1,916	(443)
Laboratory supplies and services	1,483	3,639	(2,156)
Outsourced research and development	541	2,507	(1,966)
CMOs and research organizations	61	2	59
Laboratory equipment and maintenance	537	517	20
Facility-related costs	1,090	1,166	(76)
Depreciation and amortization	1,733	2,054	(321)
Licensing fees	1,473	1,080	393
Other research and development costs	15	31	(16)
Total research and development expenses	$30,564	$24,136	$6,428

Research and development expenses for the six months ended June 30, 2024 were $30.6 million, compared to $24.1 million for the six months ended June 30, 2023. The increase of $6.5 million was primarily due to a $9.8 million increase in PBGENE-HBV external development costs and a $2.2 million increase in PBGENE-PMM external development costs as the programs continue to advance towards the clinic.

Partially offsetting the increases in research and development expenses was a $2.2 million decrease in laboratory supplies and services expenses, a $2.0 million decrease in outsourced research and development costs, and a $1.4 million decrease in employee-related costs and share based compensation expense.

General and Administrative Expenses

General and administrative expenses were $17.0 million for the six months ended June 30, 2024 compared to $20.9 million for the six months ended June 30, 2023. The decrease of $3.9 million was primarily due to a $2.4 million decrease in employee-related costs and share based compensation expense as a result of a reduced headcount, a $0.7 million decrease in consulting fees, and decreases in insurance expense and legal fees.

Gain (Loss) from Equity Method Investment

Gain from equity method investment was $0.8 million during the six months ended June 30, 2024. Loss from equity method investment was $2.7 million during the six months ended June 30, 2023, which represented our proportionate share of Elo’s net loss for such periods.

Gain (Loss) on Changes in Fair Value

Gain from changes in fair value was $0.3 million for the six months ended June 30, 2024 which was primarily attributed to an increase in the fair value of the Imugene Convertible Note in such period. Loss on changes in fair value was $0.8 million for the six months ended June 30, 2023 which was attributed to a decrease in the assessed fair value of our equity investment in iECURE as a result of dilution from iECURE’s Series A-1 equity raise in such period.

Change in Fair Value of Warrant Liability

Change in fair value of the warrant liability of $18.2 million for the six months ended June 30, 2024 represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering. There was no warrant liability in the six months ended June 30, 2023.

Interest Expense

Interest expense was $1.1 million for the six months ended June 30, 2024 and 2023.

Interest Income

Interest income was $3.5 million during the six months ended June 30, 2024 compared to $4.0 million during the six months ended June 30, 2023. The $0.5 million decrease in interest income was the result of a lower cash balance during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Loss on Disposal of Assets

Loss on disposal of assets was $0.3 million during the six months ended June 30, 2024 compared to a gain of less than $0.1 million during the six months ended June 30, 2023.

Loss from Discontinued Operations

There was no loss from discontinued operations during the six months ended June 30, 2024 compared to a loss of $20.0 million during the six months ended June 30, 2023. The $20.0 million loss during the six months ended June 30, 2023 consisted of research and development expenses for our historical cell therapy operations.

Liquidity and Capital Resources

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.

We have incurred significant operating losses since our inception and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of June 30, 2024, we had an accumulated deficit of $448.3 million.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the development of our product candidates. We expect that our research and development and general and administrative costs will increase over the long term, including in connection with conducting preclinical studies and potential clinical trials for our product candidates, contracting with contract research organizations ("CROs") and CMOs, expanding our intellectual property portfolio and providing general and administrative support for our operations. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

As of June 30, 2024, we had cash and cash equivalents of $123.6 million and available borrowings under our loan and security agreement with Banc of California (formerly known as Pacific Western Bank) (as amended from time to time, the “Revolving Line”) of $7.5 million. On July 31. 2024, we entered into an amended and restated loan and security agreement with Banc of California (the “2024 Loan and Security Agreement”), pursuant to which we refinanced the Revolving Line with a new term loan (the “2024 Term Loan”). Pursuant to the terms of the 2024 Loan and Security Agreement, we are not entitled to borrow any additional amounts under the 2024 Term Loan and are required to maintain an aggregate balance in a cash security account with Banc of California (the “Cash Security Account”) at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding. Our sources of funding to finance our cash needs include proceeds from third parties through a combination of financings including our initial public offering (“IPO”), preferred stock and convertible note financings, underwritten offerings of our common stock and warrants, at-the-market (“ATM”) offerings of our common stock as part of our shelf registration statement, upfront and milestone payments from partners, borrowings under bank facilities and funding from other strategic alliances and grants.

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of current global macroeconomic conditions. If we are unable to obtain sufficient financing on a timely basis or on favorable terms, we may be required to significantly delay, alter, reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy or capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.

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

Cash Flows

Our cash and cash equivalents totaled $123.6 million and $137.8 million as of June 30, 2024 and 2023, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(33,850)	$(52,598)
Net cash used in investing activities	(54)	(1,777)
Net cash provided by financing activities	40,797	2,593
Increase (decrease) in cash and cash equivalents	$6,893	$(51,782)

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs. The use of cash in operating activities during the six months ended June 30, 2024 and June 30, 2023 resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities during the six months ended June 30, 2024 was $33.9 million compared to $52.6 million during the six months ended June 30, 2023. The $18.7 million decrease in cash used in operating activities was primarily due to a $33.0 million change in operating assets and liabilities primarily due to the reduction in our historical cell therapy operations as well as deferred revenue. Further, there was also a $26.5 million change in non-cash items primarily due to the change in the valuation of the warrants and equity method investment. The remaining change is attributable is net income reported in the period.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the six months ended June 30, 2024 was less than $0.1 million, compared to $1.8 million in the six months ended June 30, 2023. The $1.7 million decrease in cash used in investing activities was primarily driven by a decrease in cash expenditures for purchases of property, equipment and software during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $40.8 million, compared to $2.6 million during the six months ended June 30, 2023. The $38.2 million increase in cash provided by financing activities during the six months ended June 30, 2024 was primarily due to a $37.5 million increase in net proceeds from offerings of common stock in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 and $0.9 million in net proceeds from the issuance of common stock to TG Therapeutics in the six months ended June 30, 2024.

Debt Obligations

Revolving Line

As of June 30, 2024, we had the right to request advances on our Revolving Line up to an aggregate principal amount of $30.0 million. On June 21, 2024, the Revolving Line maturity date was extended from June 23, 2024 to July 31, 2024, with all outstanding principal amounts due upon maturity. The interest rate on Revolving Line borrowings is a variable annual rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the Revolving Line), and (b) 4.25%. As of June 30, 2024, the outstanding principal balance on the Revolving Line was $22.5 million, the stated interest rate was 9.25% and the effective interest rate was 9.99%.

On July 31, 2024, we replaced the Revolving Line with the 2024 Term Loan with an aggregate principal amount of $22.5 million. The stated interest rate under the 2024 Term Loan is equal to the greater of 1.50% below the Prime Rate or 4.5%. As of July 31, 2024, the stated interest rate was 7.00%.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, product development and research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to significantly delay, alter, reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan, growth strategy, or capitalize on business opportunities as desired.

Common Stock Offering

In March 2024, we entered into an underwriting agreement relating to the offering, issuance and sale of an aggregate of 2,500,000 shares of our common stock and warrants to purchase up to an aggregate of 2,500,000 shares of our common stock at a combined offering price of $16.00 per share. Each warrant has an exercise price per share of $20.00, is immediately exercisable and will expire on March 5, 2029. The offering was made pursuant to a registration statement on Form S-3. Gross proceeds from the transaction were $40.0 million before deducting underwriting discounts and commissions and offering expenses of approximately $3.0 million. We intend to use the net proceeds of the offering to fund ongoing and planned research and development, and for working capital and other general corporate purposes.

Contractual Obligations and Commitments

In addition to the contractual obligations and commitments as described elsewhere in this Quarterly Report on Form 10-Q with respect to leases, outstanding indebtedness, and intellectual property licenses, we also enter into contracts in the normal course of business with CMOs, universities, and other third parties for preclinical research studies, testing, manufacturing services, and other services and products for operating purposes. These contracts are generally cancelable upon written notice. There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The Company does not have any material capital expenditure commitments as of June 30, 2024.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the six months ended June 30, 2024. Other than the derivative financial instruments basis of accounting outlined in Note 1, there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $123.6 million, or 75% of our total assets, on June 30, 2024 and $116.7 million, or 73% of our total assets, on December 31, 2023. Interest income earned was $3.5 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net income was $41.4 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $448.3 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and ATM offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

The process of identifying product candidates and conducting preclinical studies and potential clinical trials is time-consuming, expensive, uncertain and takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate potential clinical trials of, and seek marketing approval for, product candidates. In addition, if any therapeutic product candidate that we develop alone or with collaborators obtains marketing approval, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution efforts. Furthermore, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to obtain sufficient funding on a timely basis or on favorable terms, we may be required to significantly delay, alter, reduce, or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy or capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.

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

Pursuant to the terms of the 2024 Loan and Security Agreement, we have outstanding $22.5 million of principal amounts due to Banc of California under the 2024 Term Loan. Pursuant to the terms of the 2024 Loan and Security Agreement, we granted Banc of California a security interest in the Cash Security Account.

The 2024 Loan and Security Agreement requires us to comply with various covenants that limit our ability to, among other things:

•
change our name, location, executive office or executive management, business, fiscal year, or control;
•
complete mergers with or into other entities;
•
incur indebtedness; and
•
maintain less than $22.5 million of unencumbered cash in the Cash Security Account.

In addition, the agreements and instruments governing future indebtedness that we may enter into may include such restrictions or additional restrictions and financial covenants. Restrictions in our current and future indebtedness could inhibit our ability to pursue our business strategies.

Additionally, the credit markets and the financial services industry have been experiencing disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. As a result, the cost and availability of credit has been and may continue to be adversely affected. We cannot be certain that funding will be available when and as needed, and if available, on acceptable terms if at all. If we are unable to obtain funding when needed and on acceptable terms, our financial condition and business prospects could be adversely impacted.

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

To date, we have focused our efforts on optimizing our proprietary genome editing technology and exploring its potential applications. ARCUS is a novel genome editing technology using sequence-specific DNA-cutting enzymes, or nucleases, that is designed to perform modifications in the DNA of living cells and organisms. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, transcription activator-like effector nucleases (“TALENs”) and clustered regularly interspaced short palindromic repeats associated protein-9 nuclease (“CRISPR/Cas9”), although none has obtained marketing approval for an in vivo gene editing product candidate developed using such technologies. Other genome editing technologies in development or commercially available, or other existing or future technologies, may lead to treatments or products that may be considered better suited for use in human therapeutics, which could reduce or eliminate our commercial opportunity.

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) was published in April 2023. The proposal revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before 2026), may have a significant impact on the biopharmaceutical industry in the long term.

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

We are subject to federal, state and foreign healthcare laws and regulations relating to our business and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The Medicines and Healthcare products Regulatory Agency (“MHRA”) is responsible for reviewing applications from companies for orphan designation at the time of a marketing authorization application. If a medicinal product has been designated orphan in the EU under Regulation (EC) 141/2000, a Great Britain orphan marketing authorization application (“MAA”) can be made under regulation 50G of the Human Medicines Regulation 2012 (as amended). A UK-wide orphan MAA can only be considered in the absence of an active EU orphan designation.

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

On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (EU) Clinical Trials Regulation ("CTR"). Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal produces and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

As of June 30, 2024, we had 110 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any material impact to our business strategy, results of operations, or financial condition resulting from a system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability due to delays in the development of our product candidates and/or due to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.

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

Insurance coverage is becoming increasingly expensive, and in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. We do not know if we will be able to maintain existing insurance with adequate levels of coverage, and any liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. A successful liability claim or series of claims brought against us could require us to pay substantial amounts and cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates that we or our collaborators may develop.

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

We are subject to income and non-income taxes in the United States. Income tax accounting often involves complex issues, and judgment is required in determining our provision for income taxes and other tax liabilities. We may operate in foreign jurisdictions in the future. We could become subject to income and non-income taxes in foreign jurisdictions as well. In addition, many jurisdictions have detailed transfer pricing rules, which require that all transactions with non-resident related parties be priced using arm’s length pricing principles within the meaning of such rules. The application of withholding tax, goods and services tax, sales taxes and other non-income taxes is not always clear, and we may be subject to tax audits relating to such withholding or non-income taxes. We believe that our tax positions are reasonable, and our tax reserves are adequate to cover any potential liability. We are currently not subject to any tax audits. However, the Internal Revenue Service (“IRS”) or other taxing authorities may disagree with our positions. If the IRS or any other tax authorities were successful in challenging our positions, we may be liable for additional tax and penalties and interest related thereto or other taxes, as applicable, in excess of any reserves established therefor, which may have a significant impact on our results and operations and future cash flow.

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

We are dependent on third parties for the supply of various biological materials, such as cells, cytokines and antibodies, and the manufacture of product supplies, such as media, plasmids, mRNA and AAV viral vectors, which are necessary to produce our product candidates. The supply of these materials could be reduced or interrupted at any time. In such case, identifying and engaging an alternative supplier or manufacturer could result in delay, and we may not be able to find other acceptable suppliers or manufacturers on acceptable terms, or at all. Switching suppliers or manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines. If we change suppliers or manufacturers for commercial production, applicable regulatory agencies may require us to conduct additional studies or trials. If key suppliers or manufacturers are lost, or if the supply of the materials is diminished or discontinued, we or our collaborators may not be able to develop, manufacture and market product candidates in a timely and competitive manner, or at all. If any of our product candidates receives approval, we will likely need to seek alternative sources of supply of raw materials or manufactured product supplies and there can be no assurance that we will be able to establish such relationships to provide such supplies on commercially reasonable terms or at acceptable quality levels, if at all. If we are unable to identify and procure additional sources of supply that fit our required needs, we could face substantial delays or incur additional costs in procuring such materials. In addition, manufactured product supplies are subject to stringent manufacturing processes and rigorous testing. Delays in the completion and validation of facilities and manufacturing processes of these materials could adversely affect the ability to complete studies or trials and commercialize any product candidates that may receive approval. Furthermore, if our suppliers or manufacturers encounter challenges relating to employee turnover, the supply and manufacturing of our materials could be delayed or adversely affected as such parties seek to hire and train new employees. These factors could cause the delay of studies or trials, regulatory submissions, required approvals or commercialization of product candidates that we or our collaborators may develop, cause us to incur higher costs and prevent us from commercializing products successfully. Furthermore, if our suppliers or manufacturers fail to meet contractual requirements, and we are unable to secure one or more replacements capable of production at a substantially equivalent cost, our or our collaborators’ studies or trials may be delayed and we could lose potential revenue.

We rely on third parties for the manufacturing process of product candidates, and failure by those parties to adequately perform their obligations could harm our business.

We rely on outside vendors for the manufacturing process, including process development, of product candidates that we or our collaborators may develop. The facilities used by our contract manufacturers to manufacture product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. To the extent that we or our collaborators engage third parties for manufacturing services, we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing providers for compliance with cGMP requirements for manufacture of the product candidates. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so. We anticipate making changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in products that are safe and effective. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market any of our or our collaborators’ potential products.

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

We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, our future debt instruments may materially restrict our ability to pay dividends on our common stock. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in our common stock will depend upon any future appreciation in its value. Consequently, you may need to sell all or part of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

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

As of June 30, 2024, we had cash and cash equivalents of $123.6 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since June 30, 2024, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits, and we currently maintain and are required to maintain such deposits at the Banc of California pursuant to the 2024 Loan and Security Agreement. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 8, 2024, we issued 25,000 shares of our common stock in a non-brokered private placement (the “Private Placement”) to certain members of our management (the “Investors”) at an offering price of $12.00 per share, resulting in approximately $300,000 in aggregate gross proceeds. The Private Placement closed on May 8, 2024. We intend to use the net proceeds of the Private Placement to fund ongoing research and development initiatives.

The Investors in the Private Placement included (1) Michael Amoroso, President and Chief Executive Officer of the Company and a member of the Company’s board of directors, (2) Alex Kelly, Chief Financial Officer of the Company, (3) Dario Scimeca, General Counsel of the Company, and (4) Jeff Smith, Chief Research Officer of the Company.

The offer and sale of the shares of our common stock in the Private Placement were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section 4(a)(2) thereunder as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On April 25, 2024, Jeff Smith, our Chief Research Officer, entered into a trading plan intended to comply with the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. The trading plan provides for sales of only such number of shares of our common stock as are necessary, after payment of applicable broker commissions, to satisfy the applicable tax withholding obligations arising from the vesting and settlement of restricted stock units granted to him. Such sales are to take place on the date on which Mr. Smith first becomes subject to the applicable withholding obligation or the first trading date thereafter. The number of shares of common stock to be sold under Mr. Smith’s Rule 105b-1 plan is dependent on future events which cannot be known at this time, including the future trading price of the Company’s common stock.

2024 Loan and Security Agreement

On July 31, 2024, the Company entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California (formerly known as Pacific Western Bank) pursuant to which Banc of California provided the Company with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The proceeds from the 2024 Term Loan were used to repay the $22.5 million outstanding principal balance under the Revolving Line, and pursuant to the terms of the 2024 Loan and Security Agreement, the Revolving Line was terminated.

The maturity date under the 2024 Loan and Security Agreement is June 30, 2027 (the “2024 Term Loan Maturity Date”). The Company may prepay all or a portion of the amounts due under the 2024 Term Loan without penalty or premium at any time, provided that if the Company refinances the 2024 Term Loan with borrowings from another lender, the Company is required to pay Banc of California an early termination fee of $100,000.

The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%.

Under the terms of the 2024 Loan and Security Agreement, the Company paid a fee of $2,500 upon closing of the 2024 Term Loan. Upon the earliest to occur of the Term Loan Maturity Date, the date that the Company repays the 2024 Term Loan and elects to terminate the 2024 Term Loan, and the date that the 2024 Term Loan becomes due or Banc of California elects to terminate the 2024 Loan and Security Agreement in connection with an event of default thereunder, the Company is required to pay Banc of California a fee of $225,000.

Under the terms of the 2024 Loan and Security Agreement, the Company granted Banc of California a security interest in a cash security account at Banc of California (the “Cash Security Account”), and Banc of California agreed to terminate all other security interests it has in the Company’s assets. The Company is required to maintain an aggregate unencumbered balance in the Cash Security Account at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.

The 2024 Loan and Security Agreement includes customary representations, warranties and covenants (affirmative and negative), including restrictions on mergers by the Company with and into other companies and incurrence of secured indebtedness, in each case, subject to specified exceptions. Certain of the restrictive covenants, including covenants related to capital expenditures, transactions with affiliates, subordinated debt, inventory and equipment, and encumbrances on the Company's assets (other than the Cash Security Account), included in the 2019 Loan and Security Agreement were deleted.

The 2024 Loan and Security Agreement also includes standard events of default, including in the event of a material adverse change. Upon the occurrence of an event of default, Banc of California may declare all outstanding obligations immediately due and payable, take such other actions as are set forth in the 2024 Loan and Security Agreement and increase the interest rate otherwise applicable to the amount outstanding under the 2024 Loan and Security Agreement by an additional 3.00%.

The foregoing description of the 2024 Loan and Security Agreement does not purport to be complete and is qualified in its entirety by reference to the 2024 Loan and Security Agreement, a copy of which is filed as Exhibit 10.7 hereto and incorporated into this Item 5 by reference.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	2/13/2024

3.3	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	12/22/2023

4.1	Form of March 2024 Warrant	8-K	001-38841	4.1	3/1/2024

10.1†	License Agreement, dated January 7, 2024, by and among Precision BioSciences, Inc. and TG Cell Therapy, Inc. and its parent company, TG Therapeutics, Inc.	10-K	001-38841	10.2	3/27/2024

10.2	Executive Employment Agreement, dated January 22, 2024, by and between Michael Amoroso and Precision BioSciences, Inc.	8-K	001-38841	10.1	1/23/2024

10.3	Executive Employment Agreement, dated January 22, 2024, by and between Alex Kelly and Precision BioSciences, Inc.	8-K	001-38841	10.2	1/23/2024

10.4	Precision BioSciences, Inc. 2019 Incentive Award Plan, as Amended and Restated	8-K	001-38841	10.1	6/10/2024

10.5	Eighth Amendment to Loan and Security Agreement, entered into as of June 21, 2024, by and between Banc of California (f/k/a Pacific Western Bank) and Precision BioSciences, Inc.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.6	Amendment to the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan	S-8	333-280618	99.4	7/1/2024

10.7	Amended and Restated Loan and Security Agreement, entered into as of July 31, 2024, by and between Banc of California and Precision BioSciences, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: August 1, 2024	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: August 1, 2024	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer and principal accounting officer)