Form 10-Q
period 2024-09-30
PRECISION BIOSCIENCES INC
filed 2024-11-04
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 7,671,059 shares of common stock, $0.000005 par value per share, outstanding.

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
•
delays or difficulties in our or our collaborators’ ability to enroll patients in clinical trials;
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

Part I. Financial information

Item 1. Financial Statements.

Precision Biosciences, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$98,752	$116,678
Accounts receivable	188	901
Marketable securities	2,450	—
Prepaid expenses	7,114	5,977
Convertible note receivable	—	11,897
Assets held for sale	189	487
Contract asset	1,359	—
Other current assets	471	419
Total current assets	110,523	136,359
Restricted cash	22,576	—
Property, equipment, and software—net	3,563	6,338
Intangible assets—net	388	400
Right-of-use assets—net	7,393	8,263
Investment in equity securities	3,206	3,206
Note receivable—net	5,385	4,990
Other assets	224	225
Total assets	$153,258	$159,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$958	$2,968
Accrued compensation	3,592	4,978
Accrued research and development expenses	3,293	1,557
Deferred revenue	175	12,035
Loan payable—current portion	—	22,412
Lease liabilities	1,275	1,133
Other current liabilities	1,385	2,391
Current liabilities of discontinued operations	1,304	2,513
Total current liabilities	11,982	49,987
Loan payable—net of current portion	22,278	—
Deferred revenue	26,582	73,082
Lease liabilities	6,754	7,723
Warrant liability	10,608	—
Contract liabilities	10,000	10,000
Other noncurrent liabilities	188	—
Noncurrent liabilities of discontinued operations	—	128
Total liabilities	88,392	140,920
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 7,507,536 shares issued and 7,480,521 shares outstanding as of September 30, 2024; 4,191,053 shares issued and 4,164,038 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	530,536	509,443
Accumulated deficit	(464,719)	(489,631)
Treasury stock	(952)	(952)
Total stockholders’ equity	64,866	18,861
Total liabilities and stockholders’ equity	$153,258	$159,781

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$576	$13,120	$68,058	$41,689
Operating expenses
Research and development	13,084	15,850	43,652	39,986
General and administrative	8,767	9,633	25,722	30,549
Total operating expenses	21,851	25,483	69,374	70,535
Operating loss	(21,275)	(12,363)	(1,316)	(28,846)
Other income (expense):
Loss from equity method investment	(875)	(1,350)	(112)	(4,060)
Gain (loss) on changes in fair value	571	311	917	(458)
Gain on change in fair value of warrant liability	3,647	—	21,798	—
Interest expense	(256)	(576)	(1,390)	(1,651)
Interest income	1,763	1,870	5,269	5,859
(Loss) gain on disposal of assets	—	(2)	(254)	63
Total other income (expense)	4,850	253	26,228	(247)
(Loss) income from continuing operations	$(16,425)	$(12,110)	$24,912	$(29,093)
Income (loss) from discontinued operations	—	4,031	—	(15,937)
Net (loss) income	$(16,425)	$(8,079)	$24,912	$(45,030)

Net (loss) income per share
Basic	$(2.25)	$(2.10)	$3.87	$(11.90)
Diluted	$(2.25)	$(2.10)	$3.78	$(11.90)

Weighted-average shares of common stock outstanding
Basic	7,287,173	3,838,900	6,441,375	3,784,432
Diluted	7,287,173	3,838,900	6,590,885	3,784,432

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- December 31, 2022	3,725,689	$1	$489,696	$(428,312)	$(952)	$60,433
Stock option exercises	1,718	—	30	—	—	30
Issuance of common stock under employee stock purchase plan	9,303	—	266	—	—	266
Share-based compensation expense	—	—	4,092	—	—	4,092
Restricted stock units vested	16,717	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance cost	18,012	—	416	—	—	416
Net loss	—	—	—	(25,060)	—	(25,060)
Balance- March 31, 2023	3,771,439	$1	$494,500	$(453,372)	$(952)	$40,177
Share-based compensation expense	—	—	3,874	—	—	3,874
Proceeds from issuance of common stock, net of issuance cost	77,509	—	1,881	—	—	1,881
Restricted stock units vested	13,499	—	—	—	—	—
Net loss	—	—	—	(11,891)	—	(11,891)
Balance- June 30, 2023	3,862,447	$1	$500,255	$(465,263)	$(952)	$34,041
Share-based compensation expense	—	—	3,105	—	—	3,105
Issuance of common stock under employee stock purchase plan	8,798	—	104	—	—	104
Proceeds from issuance of common stock, net of issuance cost	11,494	—	(108)	—	—	(108)
Net loss	—	—	—	(8,079)	—	(8,079)
Balance- September 30, 2023	3,882,739	$1	$503,356	$(473,342)	$(952)	$29,063

Balance- December 31, 2023	4,191,053	$1	$509,443	$(489,631)	$(952)	$18,861
Issuance of common stock under employee stock purchase plan	9,037	—	112	—	—	112
Share-based compensation expense	—	—	2,906	—	—	2,906
Proceeds from issuance of common stock to collaboration partners and licensees	97,360	—	905	—	—	905
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance cost	2,500,000	—	4,610	—	—	4,610
Proceeds from issuance of common stock through ATM facility, net of issuance cost	98,943	—	1,224	—	—	1,224
Restricted stock units vested	46,861	—	—	—	—	—
Net income	—	—	—	8,588	—	8,588
Balance- March 31, 2024	6,943,254	$1	$519,200	$(481,043)	$(952)	$37,206
Share-based compensation expense	—	—	2,928	—	—	2,928
Proceeds from issuance of common stock, net of issuance cost	25,000	—	300	—	—	300
Proceeds from issuance of common stock through ATM facility, net of issuance cost	144,735	—	1,531	—	—	1,531
Restricted stock units vested	37,396	—	—	—	—	—
Net income	—	—	—	32,749	—	32,749
Balance- June 30, 2024	7,150,385	$1	$523,959	$(448,294)	$(952)	$74,714
Share-based compensation expense	—	—	3,199	—	—	3,199
Issuance of common stock under employee stock purchase plan	14,794	—	137	—	—	137
Proceeds from issuance of common stock through ATM facility, net of issuance cost	342,357	—	3,241	—	—	3,241
Net loss	—	—	—	(16,425)	—	(16,425)
Balance- September 30, 2024	7,507,536	$1	$530,536	$(464,719)	$(952)	$64,866

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities:
Net income (loss)	$24,912	$(45,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,950	5,538
Share-based compensation	9,033	11,071
Loss (gain) on disposal of assets	254	(63)
Gain on disposal of business	-	(8,446)
Non-cash interest expense	228	315
Amortization of right-of-use assets	870	1,161
(Gain) loss on changes in fair value	(917)	458
Loss from equity method investment	112	4,060
Amortization of discount on note receivable	(506)	(313)
Gain on change in fair value of warrant liability	(21,798)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,137)	(1,047)
Marketable securities	607	—
Convertible note receivable	9,750	—
Accounts receivable	713	(2,773)
Contract asset	(1,359)	—
Other assets and other current assets	(147)	1,539
Accounts payable	(2,168)	(495)
Other liabilities and other current liabilities	(1,972)	(3,101)
Deferred revenue	(58,360)	(37,721)
Lease liabilities	(827)	(844)
Net cash used in operating activities	(39,762)	(75,691)
Cash flows (used in) provided by investing activities:
Proceeds from disposal of business	-	8,000
Purchases of property, equipment and software	(153)	(1,983)
Purchases of intangible assets	(25)	(300)
Proceeds from sale of equipment	60	70
Net cash (used in) provided by investing activities	(118)	5,787
Cash flows provided by financing activities:
Proceeds from stock option exercises	—	30
Proceeds from employee stock purchase plan	249	370
Proceeds from offering of common stock and warrants, net of issuance costs	43,393	2,159
Proceeds from issuance of common stock to collaboration partners and licensees	905	—
Repayment of revolving credit facility	(22,505)	—
Borrowings from term loan debt facility, net of issuance costs paid to lender	22,488	—
Net cash provided by financing activities	44,530	2,559
Net increase (decrease) in cash and cash equivalents	4,650	(67,345)
Cash, cash equivalents, and restricted cash — beginning of period	116,678	189,576
Cash, cash equivalents, and restricted cash — end of period	$121,328	$122,231
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$98,752	$122,231
Restricted cash	$22,576	$—
Total of cash, cash equivalents and restricted cash	$121,328	$122,231
Supplemental disclosures of cash flow information:
Fair value of convertible note received from disposal of business	$—	$11,366
Cash paid for interest	$1,366	$1,491

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of September 30, 2024 and condensed results of operations for the three and nine months ended September 30, 2024 and 2023 and the condensed cash flows for the nine months ended September 30, 2024 and 2023, have been made. The Company’s condensed results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the nine months ended September 30, 2024, the Company did not record any cumulative catch-up adjustments on its contracts with customers. During the nine months ended September 30, 2024, the Company recorded $58.0 million in revenue that was included in deferred revenue as of December 31, 2023.

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

Restricted Cash

Restricted cash includes a cash security account with Banc of California pursuant to the 2024 Loan and Security Agreement (as defined in Note 3, Debt, below). The balance is classified as long-term on the Company’s balance sheets as the maturity date under the 2024 Loan and Security Agreement is June 30, 2027. As of September 30, 2024, the Company had a restricted cash balance of $22.6 million. There was no restricted cash as of December 31, 2023.

NOTE 2: FAIR VALUE MEASUREMENTS

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

September 30, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,513	$14,513	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene Marketable Securities	2,450	2,450		—
Assets held for sale	189	—	—	189
	$20,358	$16,963	$-	$3,395

Liabilities:
Final payment fee	$188	$—	$188	$—
Warrant liability	10,608	—	—	10,608
	$10,796	$—	$188	$10,608

December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,960	$13,960	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene convertible note	11,897	—	11,897	—
Assets held for sale	487	—	—	487
	$29,550	$13,960	$11,897	$3,693

Liabilities:
Final payment fee	$215	$—	$215	$—
	$215	$—	$215	$—

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 (in thousands). The warrant reconciliation is disclosed in Note 13, Warrants:

	Investment in iECURE	Assets held for sale
Balance December 31, 2023	$3,206	$487
Gains from changes in fair value included in earnings	—	—
Assets sold	—	(109)
Write-offs	—	(189)
Balance September 30, 2024	$3,206	$189

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, which are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of September 30, 2024 and December 31, 2023, the Company held cash equivalents which were composed of investments in money market funds. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE issued the Company common stock in iECURE (the “iECURE equity”) as additional consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases. On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments. Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the iECURE equity during the nine months ended September 30, 2024.

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

Imugene Convertible Note

As partial consideration for the assets acquired by Imugene in connection with the asset purchase agreement (the “Imugene Purchase Agreement”), Imugene issued to the Company convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13 million. The Imugene Convertible Note matured on August 30, 2024 and resulted in payment to the Company of $9.75 million in cash and $3.25 million in ordinary shares of Imugene Limited. The Company received 87,999,186 ordinary shares of Imugene Limited on August 30, 2024, of which the Company sold 16,107,500 shares as of September 30, 2024. The assessed fair value of the remaining ordinary shares at September 30, 2024 was $2.5 million. During the nine months ended September 30, 2024, the Company recognized a gain of $0.9 million on the Imugene Convertible Note and the ordinary shares still held by the Company. The Company classifies the Imugene ordinary shares within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.

Final Payment Fee

The final payment fee under the Banc of California Revolving Line was waived in connection with the Company entering into the 2024 Term Loan (the Revolving Line and the 2024 Term Loan each as defined in Note 3, Debt, below) and the Company will instead be required to pay a final payment fee of $225,000 upon maturity of the 2024 Term Loan in June 2027. The final payment fee on the 2024 Term Loan was initially measured at fair value and recorded as debt discount to be amortized to interest expense over the life of the 2024 Term Loan. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). There was an assessed loss on change in fair value of the final payment fee of less than $0.1 million during the nine months ended September 30, 2024.

The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the Company’s current borrowing rate on the 2024 Term Loan. The final payment fee is included in the other long term liabilities within the condensed balance sheet as of September 30, 2024 and was included in other current liabilities within the condensed balance sheet as of December 31, 2023.

Warrant Liability

As of September 30, 2024, warrants representing 2,500,000 shares of common stock issued in the March 2024 Public Offering were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company’s stock price, risk-free rate, and volatility.

NOTE 3: DEBT

Loan and Security Agreement

Pursuant to the terms of the loan and security agreement, as amended (the “2019 Loan and Security Agreement”), with Banc of California (formerly known as Pacific Western Bank) the Company was entitled to request advances on a revolving line of credit of up to an aggregate principal amount of $30.0 million (as amended from time to time, the “Revolving Line”) at an annual interest rate equal to the greater of (a) 0.75% above the Prime Rate (as defined in the 2019 Loan and Security Agreement) and (b) 4.25%.

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

On July 31, 2024, the Company entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California pursuant to which Banc of California provided the Company with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The proceeds from the 2024 Term Loan were used to repay the $22.5 million outstanding principal balance under the Revolving Line, and pursuant to the terms of the 2024 Loan and Security Agreement, the Revolving Line was terminated.

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

The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%. As of September 30, 2024, the stated interest rate on the 2024 Term Loan was 6.50% and the effective interest rate was 6.99%.

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

The 2024 Loan and Security Agreement includes customary representations, warranties and covenants (affirmative and negative), including restrictions on mergers by the Company with and into other companies, and the incurrence of secured indebtedness, in each case, subject to specified exceptions. Certain of the restrictive covenants, including covenants related to capital expenditures, transactions with affiliates, subordinated debt, inventory and equipment, and encumbrances on the Company’s assets (other than the Cash Security Account) included in the 2019 Loan and Security Agreement were deleted.

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

As of September 30, 2024, $22.5 million in borrowings were outstanding under the 2024 Term Loan and the unamortized debt discount balance was $0.2 million.

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

Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the condensed balance sheets as of September 30, 2024 and December 31, 2023.

Leases

The Company has an operating lease for real estate in North Carolina and does not have any finance leases.

The elements of lease expense were as follows:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Lease Cost
Operating lease cost	$1,458	$1,410
Short-term lease cost	568	555
Variable lease cost	316	610
Sublease income	(320)	(45)
Total Lease Cost	$2,022	$2,530

Other Information
Operating cash flows used for operating leases	1,403	1,799
Operating right-of-use assets obtained in exchange for lease obligations	—	2,491
Operating lease liabilities arising from obtaining right-of-use assets	—	(1,864)

Operating Leases
Weighted-average remaining lease term (in years)	4.8	0.8

Operating Leases
Weighted-average discount rate	9.2%	8.0%

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

Future minimum lease payments under non-cancelable operating leases with terms of greater than one year as of September 30, 2024, were as follows:

(in thousands)	Amount
2024 (remainder of year)	$484
2025	1,962
2026	2,019
2027	2,078
2028	2,140
2029 and beyond	1,269
Total lease payments	9,952
Less: imputed interest	1,923
Total operating lease liabilities	$8,029

Guarantees

The Company agreed to act as a guarantor of Imugene’s assumption of the Company’s lease for its Manufacturing Center for Advanced Therapeutics (the “MCAT Lease”) through the lease expiration date of August 31, 2027. If Imugene (including any successor or assignee of Imugene) fails to pay rent due on the MCAT Lease, the lessor may have contractual recourse against the Company.

As of September 30, 2024, the Company’s guarantee consists of a contingent liability for aggregate minimum lease payments of approximately $4.7 million. No contract liability for the Company’s guarantee of Imugene’s performance on the MCAT Lease was recorded as of September 30, 2024, as it was not deemed probable that Imugene will be in default under the MCAT Lease.

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

The Company concluded the TG License Agreement represents functional intellectual property in accordance with ASC 606 as the Company will not be providing any additional services to TG Therapeutics outside of the right to use the licensed intellectual property and supply of CTM. During the nine months ended September 30, 2024, the Company recognized revenue under the TG License Agreement of $8.0 million. There was no revenue recognized under the TG License Agreement in the three months ended September 30, 2024. A contract asset related to the TG License Agreement amounted to $1.4 million as of September 30, 2024.

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

As of September 30, 2024, management has constrained all variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the nine months ended September 30, 2024 and September 30, 2023.

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

During the three months ended September 30, 2024, and 2023, the Company recognized revenue under the Novartis Agreement of $0.6 million and $7.6 million, respectively. During the nine months ended September 30, 2024, and 2023, the Company recognized revenue under the Novartis Agreement of $5.9 million and $18.2 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $26.8 million and $32.4 million as of September 30, 2024 and December 31, 2023, respectively, of which $0.2 million and $7.4 million, respectively, was included in current liabilities within the condensed balance sheets.

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

For the three months ended September 30, 2024, the Company recognized no revenue under the Prevail Agreement as it was terminated in the prior quarter. The Company recognized revenue of $5.5 million for the three months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue under the Prevail Agreement of $52.7 million and $23.4 million, respectively. The Company has no deferred revenue related to the Prevail Agreement as of September 30,

2024 due to the termination. Deferred revenue related to the Prevail Agreement amounted to $52.7 million as of December 31, 2023, of which $4.7 million was included in current liabilities within the condensed balance sheets.

Development and License Agreement with iECURE

In August 2021, the Company entered into a development and license agreement with iECURE and an equity issuance agreement, pursuant to which iECURE issued the Company common stock in iECURE.

The Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the iECURE equity during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company recorded a $0.8 million decrease in the carrying value of its iECURE equity to adjust to fair value as a result of dilution from iECURE’s Series A-1 equity issued in such period.

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

NOTE 7: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of September 30, 2024 there were 29,935 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.

On March 12, 2019, the Company’s board of directors adopted, and, on March 14, 2019 the Company’s stockholders approved, the Precision BioSciences, Inc. 2019 Incentive Award Plan and the 2019 Employee Stock Purchase Plan (“2019 ESPP”), both of which became effective on March 27, 2019. On April 24, 2024, the Company’s board of directors adopted, and on June 4, 2024, the Company’s stockholders approved, the amendment and restatement of the Precision BioSciences, Inc. 2019 Incentive Award Plan (as amended and restated, the “2019 Plan”).

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 196,007 stock options and 989,440 restricted stock units (“RSUs”) outstanding as of September 30, 2024.

The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of September 30, 2024, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 534,177 pursuant to this provision. Additionally, the number of shares available for issuance under the plan was increased by an additional 630,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on June 4, 2024. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of September 30, 2024, 82,264 shares were available to be issued under the 2019 Plan.

Up to 17,500 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of September 30, 2024, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 133,543 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2024, we had issued 56,911 shares under the 2019 ESPP. As of September 30, 2024, 94,132 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the 2019 ESPP of less than $0.1 million during the nine months ended September 30, 2024 and September 30, 2023.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 500,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of September 30, 2024, 288,254 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 185,327 stock options and 18,965 RSUs outstanding as of September 30, 2024.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee	$2,730	$2,742	$7,800	$9,802
Nonemployee	469	363	1,233	1,269
	$3,199	$3,105	$9,033	$11,071

Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$512	$914	$1,985	$3,515
General and administrative	2,687	2,191	7,048	7,556
	$3,199	$3,105	$9,033	$11,071

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant using the following inputs:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	87.69%	87.93%
Weighted-average risk-free interest rate	3.44%	3.67%
Expected term of options (in years)	5.65	5.63
Weighted-average fair value per option	$7.55	$7.76

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

The following table summarizes activity in the Company’s stock option plans for the nine months ended September 30, 2024:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2023	349,662	$172.13
Granted	85,034	10.58
Exercised	—	—
Forfeited/canceled	(23,427)	229.09
Balance as of September 30, 2024	411,269	$135.48

The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2024:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2023	214,857	$51.03
Granted	881,233	10.33
Forfeited	(3,428)	56.02
Vested	(84,257)	58.89
Unvested RSUs as of September 30, 2024	1,008,405	$14.79

There was approximately $16.7 million of total unrecognized compensation cost related to unvested stock options and RSUs as of September 30, 2024, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Current liabilities of discontinued operations
Accounts payable	—	158
Accrued research and development expenses	1,304	2,355
Total current liabilities of discontinued operations	1,304	2,513
Noncurrent liabilities of discontinued operations
Other liabilities	—	128
Total noncurrent liabilities of discontinued operations	—	128
Total liabilities of discontinued operations	1,304	2,641

The following table summarizes the results of operations of the Company’s discontinued operations for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Classes of expenses constituting loss from discontinued operations
Research and development expense	—	(4,415)	—	(24,383)
Loss from discontinued operations related to classes of expenses	—	(4,415)	—	(24,383)
Gain from disposal of discontinued operations	—	8,446	—	8,446
Income (loss) from discontinued operations	—	4,031	—	(15,937)

The following table presents the significant non-cash items and proceeds from sales of assets related to discontinued operations for the nine months ended September 30, 2024 and September 30, 2023 that are included in the accompanying statements of cash flows:

	Nine Months Ended September 30,
	2024	2023
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	1,566
Share-based compensation	—	713
Gain on disposal of business	—	(8,446)
Cash flows provided by (used in) investing activities:
Proceeds from disposal of business	—	8,000

NOTE 9: ELO TRANSACTION

It was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of Elo, an independent entity as of December 2021. Accordingly, the Company accounts for its investment in Elo under the equity method.

The Company owned approximately 37% of Elo’s voting shares outstanding as of December 31, 2023. In January 2024, Elo raised additional funding from its Series A-2 financing. The Company recognized a $2.7 million gain on dilution under the equity method during the nine months ended September 30, 2024. The Company owned approximately 26% of Elo’s voting shares outstanding as of September 30, 2024. The Company’s proportionate share of Elo’s net loss for the nine months ended September 30, 2024 and 2023 was $2.8 million and $4.1 million, respectively.

Note Receivable

The Company received common stock in Elo and a $10.0 million promissory note payable from Elo (the “Note Receivable”) which matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the Elo’s Amended and Restated Certificate of Incorporation). As of September 30, 2024, the carrying value of the Note Receivable was $5.4 million including a $2.9 million decrease in the carrying value as a result of equity method investment losses. The remaining $4.8 million discount on the Note Receivable will be amortized to interest income over the life of the Note Receivable.

NOTE 10: Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024 as the Company incurred losses for tax purposes for the nine months ended September 30, 2024 and is forecasting additional losses for tax purposes through the remainder of the year ending December 31, 2024. For financial statement purposes, the Company may have net book income for the year ending December 31, 2024 as a result of fair market value adjustments that have no tax basis. All fair market value adjustments recognized for GAAP will be reversed as a permanent difference for tax purposes and will not generate taxable income. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740, Income Taxes. Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not.

As of September 30, 2024, the Company had no unrecognized tax that would reduce the Company’s effective tax rate if recognized.

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

The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) income from continuing operations (in thousands)	$(16,425)	$(12,110)	$24,912	$(29,093)
Income (loss) from discontinued operations (in thousands)	$—	$4,031	$—	$(15,937)
Net (loss) income (in thousands)	$(16,425)	$(8,079)	$24,912	$(45,030)

Basic weighted-average common shares	7,287,173	3,838,900	6,441,375	3,784,432
Dilutive impact of share-based awards	—	—	149,510	—
Diluted weighted-average common shares (1)	7,287,173	3,838,900	6,590,885	3,784,432

Basic net (loss) income per share:
Basic (loss) income from continuing operations	(2.25)	(3.15)	3.87	(7.69)
Basic income (loss) from discontinued operations	—	1.05	—	(4.21)
Basic net (loss) income per share	(2.25)	(2.10)	3.87	(11.90)

Diluted net (loss) income per share:
Diluted (loss) income from continuing operations	(2.25)	(3.15)	3.78	(7.69)
Diluted income (loss) from discontinued operations	—	1.05	—	(4.21)
Diluted net (loss) income per share	(2.25)	(2.10)	3.78	(11.90)

(1) 3,012,363 total common stock equivalents were excluded from the diluted weighted-average common shares calculation for the nine months ended September 30, 2024 as their inclusion would have been anti-dilutive. For the three months ended September 30, 2024 and the three and nine months ended September 30, 2023 all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti- dilutive.

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

NOTE 13: WARRANTS

The warrants issued in the March 2024 Public Offering are classified as a liability in accordance with ASC 815, since these warrants met the definition of a derivative instrument and did not qualify for equity classification. These warrant agreements include a fundamental transaction clause whereby, in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed statements of operations.

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

The fair value adjustment for the three months ended September 30, 2024 was $3.6 million using the Black-Scholes option-pricing model. As of September 30, 2024 all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of September 30, 2024:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	81.08%
Weighted-average risk-free interest rate	3.58%
Expected term (in years)	4.42
Weighted-average fair value per option	$4.24

The following table summarizes the Company’s warrant liability (in thousands):

Warrant Liability
Balance at January 1, 2024	$—
Issuance of warrants	32,406
Change in fair value of warrant liability	(10,386)
Balance at March 31, 2024	$22,020
Issuance of warrants	—
Change in fair value of warrant liability	$(7,764)
Balance at June 30, 2024	$14,256
Issuance of warrants	—
Change in fair value of warrant liability	(3,648)
Balance at September 30, 2024	$10,608

NOTE 14: SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the issuance date of these financial statements and no subsequent events occurred that required disclosure.

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

Overview

We are a clinical stage gene editing company dedicated to improving life by developing in vivo therapies for genetic and infectious diseases with the application of our wholly-owned proprietary ARCUS genome editing platform. The foundation of ARCUS is a natural homing endonuclease which allows us to replicate precise gene editing as it evolved in nature for sophisticated gene edits, including gene insertion, excision, and elimination. ARCUS is also unique in its relatively small size which potentially allows delivery to a wider range of cells and tissues using viral and non-viral gene delivery methods.

Business Updates

Since mid-2023, we have solely focused on leveraging our proprietary ARCUS genome editing platform to advance in vivo gene editing programs that go beyond gene knockouts in the liver and carry out more sophisticated edits such as gene insertions, gene excision, and gene elimination, unlocking a broader potential for ARCUS in vivo gene editing in human therapeutics.

In January 2024 we entered into a license agreement with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”) for non-oncological applications of azercabtagene zapreleucel (“azer-cel”) (the “TG License Agreement”) in January 2024. In connection with the TG License Agreement, we received upfront, and are also entitled to receive potential near-term, economics valued in the aggregate at $17.5 million. We are also entitled to receive additional payments upon the achievement of additional specified milestones of up to $288.6 million. If a licensed product under the TG License Agreement is approved and sold, TG Therapeutics is also required to pay us tiered royalties ranging from high-single-digit to low-double-digit percentages on net sales of the licensed product. In August 2024, we announced TG Therapeutics received U.S. Food and Drug Administration (“FDA”) clearance for its investigational new drug (“IND”) application to investigate azer-cel in human clinical trials for the treatment of progressive forms of multiple sclerosis. TG Therapeutics anticipates commencing a phase 1 clinical trial in 2024.

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

In April 2024, we received written notice from Prevail Therapeutics, Inc. (“Prevail”), a wholly-owned subsidiary of Eli Lilly and Company, of its termination of the amended and restated development and license agreement between the Company and Prevail (the “Prevail Agreement”). Prevail’s notice informed us that Prevail was exercising its right pursuant to Section 15.3.2 of the Prevail Agreement to terminate the Prevail Agreement in its entirety without cause upon 90 days’ prior written notice to us. We subsequently exercised our rights to the return of the three programs. We are continuing to evaluate these returned programs to determine the appropriate next steps with each of them, including a novel gene excision approach for treatment of Duchenne Muscular Dystrophy (“DMD”), a liver target for gene insertion, and a gene editing program targeting neurons to address a disease of the central nervous system.

In July 2024, we entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California (formerly known as Pacific Western Bank) pursuant to which Banc of California provided us with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The proceeds from the 2024 Term Loan were used to repay the $22.5 million outstanding principal balance under our revolving line of credit with Banc of California (the “Revolving Line”), and pursuant to the terms of the 2024 Loan and Security Agreement, the Revolving Line was terminated.

Corporate Updates

In October 2024, we received approval of our clinical trial application (“CTA”) in Moldova for our wholly-owned in vivo gene editing program PBGENE-HBV for the potential treatment of chronic hepatitis B virus (“HBV”) and are working towards dosing patients. We have submitted additional global regulatory applications which are pending approval.

HBV causes inflammation and damage to the liver, leading to chronic infection and increased risk of death from liver cancer or cirrhosis. There is no cure for chronic hepatitis B and current treatments rarely result in functional cure, primarily due to persistence of viral DNA in the liver. In patients with chronic HBV, genetic material of the virus is converted within infected liver cells into cccDNA that acts as a template to make HBV copies. HBV also inserts its DNA into the human genome of infected liver cells. This integrated HBV DNA produces the viral protein, hepatitis B surface antigen (“HBsAg”), which is secreted in the blood. Presence of HBsAg is associated with poorer outcomes and suppression of HBsAg is necessary for functional cure of chronic hepatitis B.

PBGENE-HBV is designed to eliminate cccDNA with direct edits as well as to inactivate integrated HBV DNA with the goal of long-lasting reductions in HBsAg. We believe specificity is of particular importance for developing a safe gene editing approach to eliminating HBV, as a lack of nuclease specificity can lead to unfavorable off-target results including increased integrations of HBV genomes into the human genome, as well as translocations between integrations. Preclinical data from the PBGENE-HBV program was presented in June 2024 at a poster presentation and panel discussion at the European Association for the Study of the Liver Congress, highlighting the ability of ARCUS to make efficient, durable, and targeted elimination edits. Data presented further supported the ability of PBGENE-HBV to specifically target and eliminate cccDNA and inactivate integrated HBV DNA. The data also demonstrated a lack of detectable off-target editing for PBGENE-HBV at therapeutically relevant doses, including no editing-associated translocations in HBV infected primary human hepatocytes. PBGENE-HBV was well-tolerated in non-human primates (“NHP”) across multiple dose administrations. Preclinical safety data supports the advancement of PBGENE-HBV to clinical trials as a potentially curative treatment for chronic hepatitis B.

The PBGENE-3243 program, previously known as PBGENE-PMM, is our wholly-owned, first of its kind potential treatment for m.3243 associated mitochondrial disease. The program's updated nomenclature more accurately describes its intended target patient population – those who have the m.3243 mutation and muscle-related symptoms. Mitochondrial diseases are the most common hereditary metabolic disorder, affecting 1 in 4,300 people. In particular, the m.3243 associated mitochondrial disease that our program intends to address affects about 20,000 people in the United States alone. The highly specific mitochondria-targeted ARCUS nucleases are designed to shift heteroplasmy by editing and eliminating mutant mitochondrial DNA while allowing normal (wild-type) mitochondrial DNA to repopulate in the mitochondria, thus improving cellular function. Preclinical data from the PBGENE-3243 program presented in June 2024 at the United Mitochondrial Disease Foundation’s Mitochondrial Medicine 2024 Conference and in March 2024 at a poster presentation at the Mitochondrial Medicine – Therapeutic Development Annual Conference demonstrated ARCUS’ ability to efficiently eliminate mutant mitochondrial DNA without nuclear off-target editing. We expect to submit an IND and/or CTA application in 2025 with respect to PBGENE-3243.

In October 2024, we presented a poster at the European Society of Gene & Cell Therapy 31st Annual Congress. The poster highlighted preclinical data demonstrating the ability of ARCUS to achieve high-efficiency gene insertion, gene replacement, and base correction via homology-directed repair (“HDR”). In the preclinical work presented, we showed that targeted gene insertion can be achieved using ARCUS in greater than 85% of T-cells and 39% of non-dividing primary human hepatocytes. These high rates of gene insertion were accomplished primarily through HDR, which the research demonstrated was dependent on homology arms in the repair template and on the characteristic ARCUS 3’ overhang cut in the direction of DNA replication.

We, along with our collaboration partners, intend to continue to evaluate the ARCUS platform with regards to safety, on-target editing, gene insertion, complex gene edits, and compatibility with viral and non-viral delivery.

In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. NHP data presented by researchers from the University of Pennsylvania’s Gene Therapy Program demonstrated sustained gene insertion of a therapeutic OTC transgene one-year post-dosing in newborn and infant NHPs with high efficiency. iECURE has received regulatory approvals in the United States, the United Kingdom, Spain, and Australia for initiation of the OTC-HOPE study, a first-in-human Phase 1/2 trial evaluating ECUR-506 as a potential treatment for OTC deficiency, and has begun recruiting patients. In May 2024, iECURE announced that it had received Fast Track designation from the FDA for ECUR-506 and expects initial data from this trial to be available in 2025.

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

TG Therapeutics

During the nine months ended September 30, 2024, we recognized revenue under the TG License Agreement of $8.0 million. There was no revenue recognized under the TG License Agreement in the three months ended September 30, 2024. A contract asset related to the TG License Agreement amounted to $1.4 million as of September 30, 2024.

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

As of September 30, 2024, management has constrained all variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the three and nine months ended September 30, 2024.

Novartis Pharma AG

During the three months ended September 30, 2024 and 2023, we recognized revenue under the Novartis Agreement of $0.6 million and $7.6 million, respectively. During the nine months ended September 30, 2024 and 2023, we recognized revenue under the Novartis Agreement of $5.9 million and $18.2 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $26.6 million and $32.4 million as of September 30, 2024 and December 31, 2023, respectively, of which $0.2 million and $7.4 million, respectively, was included in current liabilities within the condensed balance sheets.

Prevail Therapeutics, Inc.

For the three months ended September 30, 2024, we did not recognize any revenue under the Prevail Agreement as it was terminated in the prior quarter. We recognized revenue of $5.5 million for the three months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, we recognized revenue under the Prevail Agreement of $52.7 million and $23.4 million, respectively.We have no deferred revenue related to the Prevail Agreement as of September 30, 2024 due to termination of the agreement. Deferred revenue related to the Prevail Agreement amounted to $52.7 million as of December 31, 2023, of which $4.7 million was included in current liabilities within the condensed balance sheet.

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

As partial consideration for the assets acquired by Imugene in connection with the asset purchase agreement (the “Imugene Purchase Agreement”), Imugene issued convertible notes to us pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13 million. The Imugene Convertible Note matured on August 30, 2024 and resulted in payment to us in cash and ordinary shares of Imugene Limited.

We adjust the carrying value of the ordinary shares issued under the Imugene Convertible Note to its fair value each reporting period with any changes in fair value recorded to other income (expense).

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

Income from Discontinued Operations

Gain from discontinued operations represents the gain on the sale of our CAR T infrastructure to Imugene and the results of operations of our historical cell therapy operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and September 30, 2023, together with the changes in those items:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Revenue	$576	$13,120	$(12,544)
Operating expenses:
Research and development	13,084	15,850	(2,766)
General and administrative	8,767	9,633	(866)
Total operating expenses	21,851	25,483	(3,632)
Operating loss	(21,275)	(12,363)	(8,912)
Other income (expense):
Loss from equity method investment	(875)	(1,350)	475
Gain on changes in fair value	571	311	260
Gain on change in fair value of warrant liability	3,647	—	3,647
Interest expense	(256)	(576)	320
Interest income	1,763	1,870	(107)
Loss on disposal of assets	—	(2)	2
Total other income	4,850	253	4,597
Loss from continuing operations	(16,425)	(12,110)	(4,315)
Income from discontinued operations	—	4,031	(4,031)
Net loss	$(16,425)	$(8,079)	$(8,346)

Revenue

Revenue for the three months ended September 30, 2024 was $0.6 million, compared to $13.1 million for the three months ended September 30, 2023. The decrease of $12.5 million in revenue during the three months ended September 30, 2024 was primarily the result of a $7.0 million decrease in revenue recognized under the Novartis Agreement during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as we near the completion of our pre-clinical workplan and a $5.5 million decrease in revenue recognized under the Prevail Agreement during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 following conclusion of the collaboration in April 2024.

Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Direct research and development expenses:
PBGENE-HBV external development costs	$2,484	$5,149	$(2,665)
PBGENE-3243 external development costs	2,616	183	2,433
Platform development and unallocated expenses:
Employee-related costs (other than share based compensation)	4,654	4,929	(275)
Share based compensation	512	885	(373)
Laboratory supplies and services	739	1,449	(710)
Outsourced research and development	163	1,013	(850)
CMOs and research organizations	73	—	73
Laboratory equipment and maintenance	221	220	1
Facility-related costs	528	524	4
Depreciation and amortization	589	1,004	(415)
Licensing fees	504	494	10
Other research and development costs	1	—	1
Total research and development expenses	$13,084	$15,850	$(2,766)

Research and development expenses for the three months ended September 30, 2024 were $13.1 million, compared to $15.9 million for the three months ended September 30, 2023. The decrease of $2.8 million was primarily due to a reduction in platform development and unallocated expenses of $2.5 million. Additionally contributing to the decrease was a $0.3 million decrease in our direct expenses in PBGENE-HBV and PBGENE-3243 programs.

Contributing to the decrease in platform development and development expenses was a $0.9 million decrease in outsourced research and development costs, a $0.7 million decrease in laboratory supplies and services expenses, and a $0.4 million decrease in share based compensation expense. Direct expenses increased due to a $2.4 million increase in PBGENE-3243 development costs as it continues to advance toward an IND and/or CTA in 2025, partially offset by a $2.7 million decrease in PBGENE-HBV primarily due to a decrease in expenses for nonclinical studies.

General and Administrative Expenses

General and administrative expenses were $8.8 million for the three months ended September 30, 2024 compared to $9.6 million for the three months ended September 30, 2023. The decrease of $0.8 million was primarily due to a $0.4 million decrease in consulting fees in addition to decreases in tax and insurance expenses.

Loss from Equity Method Investment

Loss from equity method investment was $0.9 million during the three months ended September 30, 2024 compared to $1.4 million during the three months ended September 30, 2023, which represented our proportionate share of Elo’s net loss in each period.

Gain on Changes in Fair Value

Gain on changes in fair value was $0.6 million for the three months ended September 30, 2024, which was primarily attributed to an increase during such period in the fair value of the Imugene Convertible Note and the ordinary shares issued thereunder and still held by us at the end of the period. Gain on changes in fair value was $0.3 million for the three months ended September 30, 2023, which was primarily attributable to an increase during such period in the fair value of the Imugene Convertible Note.

Change in Fair Value of Warrant Liability

Gain from change in fair value of the warrant liability of $3.6 million for the three months ended September 30, 2024 represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering. There was no warrant liability in the three months ended September 30, 2023.

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2024 compared to $0.6 million for the three months ended September 30, 2023. The decrease of $0.3 million of interest expense was primarily driven by lower interest rates during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as well as the waived final payment fee on the Revolving Line.

Interest Income

Interest income was $1.8 million during the three months ended September 30, 2024 compared to $1.9 million during the three months ended September 30, 2023. The $0.1 million decrease in interest income was the result of lower interest rates during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Income (Loss) from Discontinued Operations

There was no income from discontinued operations during the three months ended September 30, 2024 compared to income of $4.0 million during the three months ended September 30, 2023. The $4.0 million of income during the three months ended September 30, 2023 consisted of the $8.4 million gain on disposal of our CAR T infrastructure to Imugene, partially offset by research and development expenses for our historical cell therapy operations.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and September 30, 2023, together with the changes in those items:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Revenue	$68,058	$41,689	$26,369
Operating expenses:
Research and development	43,652	39,986	3,666
General and administrative	25,722	30,549	(4,827)
Total operating expenses	69,374	70,535	(1,161)
Operating loss	(1,316)	(28,846)	27,530
Other income (expense):
Loss from equity method investment	(112)	(4,060)	3,948
Gain (loss) on changes in fair value	917	(458)	1,375
Gain on change in fair value of warrant liability	21,798	—	21,798
Interest expense	(1,390)	(1,651)	261
Interest income	5,269	5,859	(590)
(Loss) gain on disposal of assets	(254)	63	(317)
Total other income (expense)	26,228	(247)	26,475
Gain (loss) from continuing operations	24,912	(29,093)	54,005
Loss from discontinued operations	—	(15,937)	15,937
Net income (loss)	$24,912	$(45,030)	$69,942

Revenue

Revenue for the nine months ended September 30, 2024 was $68.1 million, compared to $41.7 million for the nine months ended September 30, 2023. The increase of $26.4 million in revenue during the nine months ended September 30, 2023 was primarily the result of a $29.3 million increase in revenue related to the Prevail Agreement as the remaining revenue under the agreement was recognized during the nine months ended September 30, 2024 following conclusion of the collaboration in April 2024. Additionally, there was a $9.5 million increase in revenue in the nine months ended September 30, 2024 as a result of the TG License Agreement and the license agreement with Caribou. Partially offsetting the increase was a $12.4 million decrease in revenue recognized under the Novartis Agreement during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as we near the completion of our pre-clinical workplan.

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Direct research and development expenses:
PBGENE-HBV external development costs	$13,194	$6,107	$7,087
PBGENE-3243 external development costs	4,792	183	4,609
Platform development and unallocated expenses:
Employee-related costs (other than share based compensation)	13,930	15,195	(1,265)
Share based compensation	1,985	2,801	(816)
Laboratory supplies and services	2,222	5,088	(2,866)
Outsourced research and development	704	3,520	(2,816)
CMOs and research organizations	134	2	132
Laboratory equipment and maintenance	758	737	21
Facility-related costs	1,618	1,690	(72)
Depreciation and amortization	2,322	3,058	(736)
Licensing fees	1,977	1,574	403
Other research and development costs	16	31	(15)
Total research and development expenses	$43,652	$39,986	$3,666

Research and development expenses for the nine months ended September 30, 2024 were $43.7 million, compared to $40.0 million for the nine months ended September 30, 2023. The increase of $3.7 million was primarily due a $7.1 million increase in PBGENE-HBV external development costs and a $4.6 million increase in PBGENE-3243 external development costs as the programs continue to advance towards the clinic. The increase in direct research and development expenses was offset by an $8.0 million decrease in platform development and unallocated expenses, including a $2.9 million decrease in laboratory supplies and services expenses, a $2.8 million decrease in outsourced research and development costs, and a $2.1 million decrease in employee-related costs and share based compensation expense.

General and Administrative Expenses

General and administrative expenses were $25.7 million for the nine months ended September 30, 2024 compared to $30.5 million for the nine months ended September 30, 2023. The decrease of $4.8 million was primarily due to a $2.1 million decrease in employee-related costs and share based compensation expense as a result of a reduced headcount, a $1.0 million decrease in consulting fees, and decreases in insurance expense and legal fees.

Loss from Equity Method Investment

Loss from equity method investment was $0.1 million during the nine months ended September 30, 2024. Loss from equity method investment was $4.1 million during the nine months ended September 30, 2023, which represented our proportionate share of Elo’s net loss for such periods.

Gain (Loss) on Changes in Fair Value

Gain on changes in fair value was $0.9 million for the nine months ended September 30, 2024, which was primarily attributed to an increase during such period in the fair value of the Imugene Convertible Note and the ordinary shares issued thereunder and still held by us at the end of the period. Loss on changes in fair value was $0.5 million for the nine months ended September 30, 2023, which was attributed to a decrease in the assessed fair value of our equity investment in iECURE as a result of dilution from iECURE’s Series A-1 equity raise in such period, partially offset by an increase in the fair value of the Imugene Convertible Note.

Change in Fair Value of Warrant Liability

Gain from change in fair value of the warrant liability of $21.8 million for the nine months ended September 30, 2024 represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering. There was no warrant liability in the nine months ended September 30, 2023.

Interest Expense

Interest expense was $1.4 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively. The $0.3 million decrease in interest expense was the result of lower interest rates during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Interest Income

Interest income was $5.3 million during the nine months ended September 30, 2024 compared to $5.9 million during the nine months ended September 30, 2023. The $0.6 million decrease in interest income was the result of lower interest rates during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Loss on Disposal of Assets

Loss on disposal of assets was $0.3 million during the nine months ended September 30, 2024 compared to a gain of less than $0.1 million during the nine months ended September 30, 2023.

Loss from Discontinued Operations

There was no loss from discontinued operations during the nine months ended September 30, 2024 compared to a loss of $15.9 million during the nine months ended September 30, 2023. The $15.9 million loss during the nine months ended September 30, 2023 consisted of the $8.4 million gain on disposal of our CAR T infrastructure to Imugene, partially offset by research and development expenses for our historical cell therapy operations.

Liquidity and Capital Resources

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.

We have incurred significant operating losses since our inception and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of September 30, 2024, we had an accumulated deficit of $464.7 million.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the development of our product candidates. We expect that our research and development and general and administrative costs will increase over the long term, including in connection with conducting preclinical studies and potential clinical trials for our product candidates, contracting with contract research organizations (“CROs”) and CMOs, expanding our intellectual property portfolio and providing general and administrative support for our operations. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

As of September 30, 2024, we had cash and cash equivalents of $98.8 million and $22.6 million in restricted cash under the 2024 Term Loan, which replaced our Revolving Line on July 31, 2024. Pursuant to our July 31, 2024 amended and restated loan and security agreement with Banc of California (the “2024 Loan and Security Agreement”), we are not entitled to borrow any additional amounts under the 2024 Term Loan and are required to maintain an aggregate balance in a cash security account with Banc of California (the “Cash Security Account”) at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.

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

Cash Flows

Our cash, cash equivalents, and restricted cash totaled $121.3 million and $122.2 million as of September 30, 2024 and 2023, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Components of cash used in operating activities:
Net income (loss)	24,912	(45,030)
Non-cash adjustments	(9,774)	13,781
Changes in operating assets and liabilities	(54,900)	(44,442)
Net cash used in operating activities	(39,762)	(75,691)
Net cash (used in) provided by investing activities	(118)	5,787
Net cash provided by financing activities	44,530	2,559
Increase (decrease) in cash, cash equivalents, and restricted cash	$4,650	$(67,345)

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs.

Cash used in operating activities during the nine months ended September 30, 2024 was $39.8 million compared to $75.7 million during the nine months ended September 30, 2023. The $35.9 million decrease in cash used in operating activities was primarily driven by a $69.9 million increase in net income. This was offset by decreases of $23.5 million in non-cash adjustments and $10.5 million in changes in operating assets and liabilities.

The decrease in non-cash adjustments was primarily driven by decreases in the change in fair value of warrants which we did not have in the nine months ended September 30, 2023, loss from equity method investment, depreciation and amortization, and share-based compensation. These decreases were partially offset by a gain on disposal of the cell therapy business which occurred in the nine months ended September 30, 2023.

The change in cash used in operating assets and liabilities is primarily driven by a decrease in net changes of deferred revenue as a result of the conclusion of the Prevail collaboration offset by increases from the maturity of the Imugene Convertible Note in the nine months ended September 30, 2024 and net changes of accounts receivable.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the nine months ended September 30, 2024 was $0.1 million, compared to $5.8 million provided by investing activities in the nine months ended September 30, 2023. The $5.9 million decrease in cash provided by investing activities was primarily the result of the $8.0 million proceeds from the disposal of CAR T infrastructure, partially offset by $2.0 million of property, equipment, and software purchases during the nine months ended September 30, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $44.5 million, compared to $2.6 million during the nine months ended September 30, 2023. The $41.9 million increase in cash provided by financing activities during the nine months ended September 30, 2024 was primarily due to a $41.2 million increase in net proceeds from offerings of common stock in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 and $0.9 million in net proceeds from the issuance of common stock to TG Therapeutics in the nine months ended September 30, 2024.

Debt Obligations

Revolving Line & Term Loan

On July 31, 2024, we replaced the Revolving Line with the 2024 Term Loan with an aggregate principal amount of $22.5 million. The stated interest rate under the 2024 Term Loan is equal to the greater of 1.50% below the Prime Rate or 4.5%. As of July 31, 2024, the stated interest rate was 7.00%. As of September 30, 2024, the outstanding principal balance on the 2024 Term Loan was $22.5 million, the stated interest rate was 6.5% and the effective interest rate was 6.99%.

Under the terms of the 2024 Loan and Security Agreement, we granted Banc of California a security interest in a cash security account at Banc of California (the “Cash Security Account”), and Banc of California agreed to terminate all other security interests it had in our assets. We are required to maintain an aggregate unencumbered balance in the Cash Security Account at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.

Funding Requirements

We will continue to have funding requirements in connection with the continuation of our research and development efforts, potential IND and CTA submissions, potential clinical trials, and expected growth in our in vivo portfolios.

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts, including upfront and potential near-term consideration to be received from licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We expect our cash runway to be sufficient to achieve first-in-human Phase 1 clinical data for two wholly-owned in vivo gene editing programs. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

The Company does not have any material capital expenditure commitments as of September 30, 2024.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the nine months ended September 30, 2024. Other than the derivative financial instruments basis of accounting outlined in Note 1, there have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $98.8 million, or 64% of our total assets, on September 30, 2024 and $116.7 million, or 73% of our total assets, on December 31, 2023. Interest income earned was $5.3 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net income was $24.9 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $464.7 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and ATM offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts, including upfront and potential near-term consideration to be received from our licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We expect our cash runway to be sufficient to achieve first-in-human Phase 1 clinical data for two wholly-owned programs. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations and licensing arrangements.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including in underwritten and ATM offerings, stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect common stockholders’ rights. For example, in March 2024, we entered into an underwriting agreement relating to the offering, issuance and sale of an aggregate of 2,500,000 shares of our common stock and warrants to purchase up to an aggregate of 2,500,000 shares of our common stock at a combined offering price of $16.00 per share which resulted in dilution to our existing stockholders. Moreover, there is a provision in each warrant under which we may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants in certain specified situations involving a “fundamental transaction” (as defined in the warrants), which generally includes a merger with another person or entity, the sale, transfer or other disposition of all or substantially all of our assets, another person or entity becoming the beneficial owner of 50% of the outstanding shares of our common stock, any reclassification, reorganization or recapitalization of our common stock, any compulsory share exchange pursuant to which our common stock is effectively converted into or exchanged for other securities, cash or property, any plan or proposal for our voluntary or involuntary dissolution, liquidation or the winding up of our affairs, or if other conditions are met. It may be uncertain whether a particular transaction or series of transactions will trigger the cash-settlement provision or if the provision is triggered, what the actual payment due to a warrant holder would be in such circumstance, but any such payment could be material to us and could materially and adversely affect our financial condition. Furthermore, we may find it more difficult to raise additional equity capital needed for our business or to pursue strategic alternatives or other corporate transactions while the warrants are outstanding.

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

We expect our manufacturing strategy for one or more of our product candidates may involve the use CMOs. The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be evaluated for the manufacture of our product candidates by the FDA or foreign regulatory authorities pursuant to inspections that will be conducted after we submit a BLA to the FDA, or similar foreign applications to foreign regulatory authorities. We do not control the manufacturing process of our contract manufacturers and are dependent on their compliance with current good manufacturing practices (“cGMP”) or similar foreign requirements for their manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

•
the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the CMS, ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and anti-corruption and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws and foreign laws and regulations that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government or foreign governmental authorities, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations and foreign laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws and foreign laws and regulations which require the registration of pharmaceutical sales representatives.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in a number of states, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the ACA, was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our product candidates, the ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, expanded eligibility criteria for Medicaid programs, expanded the entities eligible for discounts under the Public Health program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and created a licensure framework for follow-on biologic products.

Since its enactment, there have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and the most recent judicial challenge to the ACA brought before the Supreme Court was dismissed in June 2021 resulting in the ACA remaining in effect in its current form.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which, effective January 1, 2024, eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacturer price.

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

On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (EU) Clinical Trials Regulation (“CTR”). Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal produces and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

As of September 30, 2024, we had 108 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may not achieve profitability. As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $195.0 million and $166.8 million, respectively. Our federal NOL carryforwards carry forward indefinitely. Our state NOL carryforwards begin to expire in 2027. In addition, as of December 31, 2023, we have U.S. federal and state R&D tax credits of $17.2 million and an amount less than $0.1 million available to offset future U.S. federal and state income taxes, which begin to expire in 2029 and 2030, respectively. As of December 31, 2023, we had federal Orphan Drug credits of $13.5 million, which begin to expire in 2038.

Changes in tax laws or regulations may adversely impact our ability to utilize all, or any, of our NOL carryforwards. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”), significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the IRS and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the TCJA. Under the CARES Act, NOLs arising in a tax year beginning after December 31, 2017, and before January 1, 2021, generally may now be carried back five years. Under the TCJA, as modified by the CARES Act, unused losses generated in taxable years ending after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act.

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

Additionally, we are a “smaller reporting company” as defined in Regulation S-K. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and certain reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

As of September 30, 2024, we had cash and cash equivalents of $98.8 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since September 30, 2024, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits, and we currently maintain and are required to maintain such deposits at the Banc of California pursuant to the 2024 Loan and Security Agreement. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On September 10, 2024, Dario Scimeca, our General Counsel, entered into a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c). Mr. Scimeca’s trading plan provides for the sale of, in the aggregate, up to 2,821 shares of our common stock from December 10, 2024 through November 12, 2025, unless the plan is earlier terminated. This represents the maximum number of shares that may be sold pursuant to Mr. Scimeca’s Rule 10b5-1 plan. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	2/13/2024

3.3	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	12/22/2023

10.1	Consulting Agreement between Precision BioSciences, Inc. and Dr. Alan List, dated September 13, 2024.					*

10.7	Amended and Restated Loan and Security Agreement, entered into as of July 31, 2024, by and between Banc of California and Precision BioSciences, Inc.	10-Q	001-38841	10.7	8/1/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: November 4, 2024	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: November 4, 2024	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer and principal accounting officer)