Form 10-K
period 2024-12-31
PRECISION BIOSCIENCES INC
filed 2025-03-26
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number 001-38841

Precision BioSciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4206017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302 East Pettigrew St., Suite A-100 Durham, North Carolina	27701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 314-5512

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000005 per share	DTIL	The Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 28, 2024, was $66.8 million.

The number of shares of registrant’s common stock outstanding as of March 20, 2025 was 10,481,931.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
Because we no longer qualify as an emerging growth company, we are subject to additional laws and regulations affecting public companies that may increase our costs and the demands on our management which could harm our operating results.

PART I

Item 1. Business.

We are a clinical stage gene editing company utilizing our novel proprietary ARCUS platform to develop in vivo gene editing therapies. ARCUS differs from other technologies in the way it cuts, its smaller size, and its simpler structure. ARCUS is the only gene editor derived purely from a protein, called a homing endonuclease, that evolved in nature to safely edit a genome and add function. We believe that the ARCUS platform’s key capabilities and differentiating characteristics can be leveraged for effective and safe therapeutic outcomes.

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

There are several genome editing technologies, including ARCUS, zinc-finger nucleases (“ZFNs”), TAL-effector nucleases (“TALENs”), clustered regularly interspaced short palindromic repeats associated protein-9 nuclease (“CRISPR/Cas9”), base editors and prime editors. These technologies differ from one another principally in the properties of the endonuclease that they each employ. The different endonucleases have fundamentally different mechanisms of recognizing and cutting their DNA targets, which gives each technology advantages and disadvantages depending on how each is used. In addition to the importance of efficiency, or the percentage of cells that are edited on-target, we believe ARCUS is differentiated by the type of edit predictably driving a more defined outcome. A defined outcome is a predictable, highly consistent, and intended therapeutic edit, as compared to a random outcome, a distribution of inconsistent edits which could potentially limit efficacy and the safety profile.

Our ARCUS Genome Editing Platform

ARCUS has three unique properties that can lead to defined outcomes:

The Cut. ARCUS has a unique cut that was evolved to drive defined outcomes. As shown in Figure 1 below, ARCUS generates a staggered cut that produces a 4 base pair, single strand of DNA. The portions noted in pink and blue are critical to finding a matching sequence on a DNA template when inserting a gene. These overhangs are also in the same direction as DNA replication, so once it finds the matching sequence, it can start DNA replication on the template and incorporate the intended edit into the genome. This process is known as homology directed repair (“HDR”).

Figure 1.

The Size. Size affects the ease and versatility with which endonucleases can be delivered to cells for editing. ARCUS can use different delivery vehicles including lipid nanoparticles (“LNP”) for the liver and adeno-associated viruses (“AAV”), which have limited carrying capacity, to target diverse tissue types as ARCUS is very small relative to other genome editing endonucleases. Because of its small size, ARCUS is also uniquely able to include an insertion DNA template in the same AAV, which allows targeting in vivo gene insertion in various tissues. ARCUS has demonstrated editing in a breadth of diverse tissue types, including the liver, muscle, the central nervous system, hematopoietic stem cells, and the eye.

The simplicity. ARCUS is the only single component editor. As a single protein with a DNA recognition motif and catalytic activity all in one, no guide RNA is required with ARCUS, unlike CRISPR/Cas9, base editors, and prime editors. Because editing outcomes are not dependent on simultaneous delivery of multiple editor components in separate delivery vehicles, ARCUS may lead to higher efficiency with potentially lower AAV and LNP doses.

Our Strategy

We are dedicated to improving life. Our goal is to broadly translate the potential of genome editing into permanent genetic solutions for significant unmet medical needs by leveraging the ARCUS gene editing platform in genetic and infectious diseases. Our strategy is focused on progressing our gene editing portfolio, including programs under development internally and with partners, and differentiating ARCUS as a unique tool in the gene editing field.

In Vivo Gene Editing Pipeline

Wholly-Owned Programs

PBGENE-HBV (Viral Elimination). The ELIMINATE-B trial is actively enrolling patients in Moldova, Hong Kong, and New Zealand and we expect to initiate Phase 1 clinical activities in the U.S. following Investigational New Drug (“IND”) approval in March 2025. We also anticipate receiving approval to dose patients in the U.K. as part of the Phase 1 study. The ELIMINATE-B trial is designed to investigate PBGENE-HBV at multiple ascending dose levels with three dose administrations per dose level in patients with chronic hepatitis B who are HBeAg-negative. PBGENE-HBV is our lead wholly owned in vivo gene editing program designed to eliminate cccDNA, the key source of replicating hepatitis B virus (“HBV”) and inactivating integrated HBV DNA in hepatocytes. We dosed the first patient in December 2024 and have completed dosing the low-dose cohort (N= 3 patients) with the first dose administration of PBGENE-HBV. In the first cohort, all three patients dosed with the first dose administration of PBGENE-HBV have completed the initial safety evaluation period. PBGENE-HBV was well tolerated and none of the patients experienced a Grade ≥2 treatment-related adverse event or serious adverse event. In addition to safety, the ELIMINATE-B protocol is designed to assess the efficacy for three dose administrations at each dose level, with the goal to maximize cumulative viral editing to achieve undetectable levels of hepatitis B surface antigen (“HBsAg”). PBGENE-HBV demonstrated a substantial reduction in HBsAg in two of the three participants following the first administration at the lowest dose.

HBV causes inflammation and damage to the liver, leading to chronic infection and increased risk of death from liver cancer or cirrhosis. There is no cure for chronic hepatitis B, and current treatments rarely result in a functional cure, primarily due to persistence of viral DNA in the liver. In patients with chronic HBV, genetic material of the virus is converted within infected liver cells into covalently closed circular DNA (“cccDNA”) that acts as a template to make HBV copies. HBV also inserts its DNA into the human genome of infected liver cells. Both cccDNA and integrated HBV DNA produce the viral protein, hepatitis B surface antigen (“HBsAg”), which is secreted in the blood. Presence of HBsAg is associated with poorer outcomes and elimination of HBsAg is necessary to achieve a functional cure of chronic HBV.

PBGENE-HBV is designed to eliminate cccDNA with direct cuts and edits as well as to inactivate integrated HBV DNA with the goal of long-lasting reductions in HBsAg. We believe specificity is of particular importance for developing a safe gene editing approach to eliminating HBV, as a lack of nuclease specificity can lead to unfavorable off-target results including increased integrations of HBV genomes into the human genome, as well as translocations between integrations. Preclinical data from the PBGENE-HBV program was presented in June 2024 at a poster presentation and panel discussion at the European Association for the Study of the Liver Congress, highlighting the ability of ARCUS to make efficient, durable, and targeted elimination edits. Data presented further supported the ability of PBGENE-HBV to specifically target and eliminate cccDNA and inactivate integrated HBV DNA. The data also demonstrated a lack of detectable off-target editing for PBGENE-HBV at therapeutically relevant doses, including no editing-associated translocations in HBV infected primary human hepatocytes. PBGENE-HBV was well tolerated in non-human primates (“NHP”) across multiple dose administrations. Preclinical safety data supports the advancement of PBGENE-HBV to clinical trials as a potentially curative treatment for chronic hepatitis B.

PBGENE-3243 (Mutant Mitochondrial Elimination). The PBGENE-3243 program, previously known as PBGENE-PMM, is our wholly-owned, first of its kind potential treatment for m.3243 associated mitochondrial disease. The program’s updated nomenclature more accurately describes its intended target patient population – those who have the m.3243 mutation and muscle-related symptoms. Mitochondrial diseases are the most common hereditary metabolic disorder, affecting 1 in 4,300 people. In particular, the m.3243 associated mitochondrial disease that our program intends to address affects about 20,000 people in the United States alone. The highly specific mitochondria-targeted ARCUS nucleases are designed to shift heteroplasmy by editing and eliminating mutant mitochondrial DNA while allowing normal (wild-type) mitochondrial DNA to repopulate in the mitochondria, thus improving cellular function. Preclinical data from the PBGENE-3243 program presented in June 2024 at the United Mitochondrial Disease Foundation’s Mitochondrial Medicine 2024 Conference and in March 2024 at a poster presentation at the Mitochondrial Medicine – Therapeutic Development Annual Conference demonstrated ARCUS’ ability to efficiently eliminate mutant mitochondrial DNA without nuclear off-target editing. We anticipate submitting an IND and/or CTA application in 2025 with respect to PBGENE-3243.

In October 2024, we presented a poster at the European Society of Gene & Cell Therapy 31st Annual Congress. The poster highlighted preclinical data demonstrating the ability of ARCUS to achieve high-efficiency gene insertion, gene replacement, and base correction via HDR. In the preclinical work presented, we showed that targeted gene insertion can be achieved using ARCUS in greater than 85% of T-cells and 39% of non-dividing primary human hepatocytes. These high rates of gene insertion were accomplished primarily through HDR, which the research demonstrated was dependent on homology arms in the repair template and on the characteristic ARCUS 3’ overhang cut in the direction of DNA replication.

PBGENE-DMD (Excision), PBGENE-LIVER (Insertion) and PBGENE-CNS (Excision). In April 2024, we received written notice from Prevail Therapeutics, Inc. (“Prevail”) of its termination of the amended and restated development and license agreement (the “Prevail Agreement”). We subsequently exercised our rights to the return of the three programs that are applying ARCUS nucleases to three initial targets, including Duchenne muscular dystrophy (“DMD”) in muscle, a liver directed target (“PBGENE-LIVER”), formerly PBGENE-LL2, and a central nervous system directed target (“PBGENE-CNS”), formerly PBGENE-LL3.

ARCUS genome editing has previously been shown to increase expression of a shortened, functional version of dystrophin in cultured myoblasts from a DMD patient. The approach uses two complementary ARCUS nucleases delivered by a single AAV to excise a large segment of the dystrophin gene that encodes exons 45 through 55 of dystrophin – a region of the gene that accounts for more than 50% of DMD-causing mutations. New preclinical in vivo efficacy data from PBGENE-DMD was presented at the 2025 Muscular Dystrophy Association Clinical and Scientific Conference in March 2025. The oral presentation highlighted significant improvement in functional effect as measured by maximal force output in a humanized, DMD-diseased mice treated with PBGENE-DMD compared to untreated, diseased mice. Importantly, PBGENE-DMD demonstrated the ability to edit Pax7+ cells, a marker for satellite stem cells which are the precursor cells to new muscle cells. These in vivo efficacy results further support the therapeutic potential of an ARCUS gene editing approach for the treatment of DMD and ongoing development towards clinical trials.

Further, we previously highlighted data with PBGENE-LIVER, demonstrating that ARCUS is capable of high efficiency gene insertion in nondividing cells in adult nonhuman primates, the most challenging context for gene insertion. In the pre-clinical study involving coadministration of AAV and lipid nanoparticle, our scientists observed 40% to 45% overall gene insertion efficiency at 1- and 3-months. Our scientists largely attribute this high efficiency to the unique ARCUS cut type which drives homology directed repair, even in nondividing cells.

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

iECURE-OTC (Insertion). In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. In January 2025, IECURE reported a complete clinical response in the first infant dosed with ECUR-506 in the Phase 1/2 OTC-HOPE study, as demonstrated by the removal of standard of care ammonia scavenging medicines, followed by absence of hyperammonemic crises and normalization of protein intake. Treatment with ECUR-506 was generally well tolerated in this infant with no significant clinical safety concerns apart from asymptomatic transaminitis at four weeks. The asymptomatic transaminitis was managed with immunosuppressive therapy and resolved within four weeks. Twelve weeks after a single dose of ECUR-506, ammonia scavenger medication was discontinued and mean daily protein intake was increased to age-appropriate levels. The OTC-HOPE study is ongoing in the United Kingdom, the

United States, Australia, and Spain, and iECURE expects to finish enrollment in 2025 and provide complete data for the program in the first half of 2026.

Our Team

We believe that our team, whom we call Precisioneers, has among the strongest scientific experience and capabilities of all genome editing companies. Our senior leaders bring extensive experience leading organizations focused on gene therapies, including our co-founder, who has been working with genome editing technology for over 20 years.

We have recruited our team of Precisioneers to include individuals with extensive industry experience and expertise in the discovery, development and manufacture of gene therapies. As of December 31, 2024, our team of Precisioneers included 27 full-time employees with Ph.D. or M.D. degrees.

License and Collaboration Agreements

Caribou Biosciences

In February 2024, we announced that we had granted Caribou Biosciences, Inc. (“Caribou”) a leading CRISPR genome-editing cell therapy company, a non-exclusive, worldwide license, with the right to sublicense, to one of our foundational cell therapy patent families for use with CRISPR-based therapies in the field of human therapeutics. Under the terms of the agreement, we received an upfront payment and, upon commercialization by Caribou, will receive royalties on net sales of licensed products. In addition, for each occurrence of certain strategic transactions involving Caribou, the Company is entitled to receive a specific tiered milestone payment.

TG Therapeutics

On January 7, 2024, we entered into a license agreement (the “TG License Agreement”) with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”), pursuant to which we granted TG Subsidiary certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize azercabtagene zapreleucel (“azer-cel”) for autoimmune diseases and other indications outside of cancer. Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the terms, duration, and effect of the TG License Agreement.

Sale of CAR T Platform to Imugene

On August 15, 2023, we entered into an asset purchase agreement (the “Imugene Purchase Agreement”) with Imugene Limited (“Imugene Limited”) and its wholly owned subsidiary Imugene (USA) Inc. (“Imugene US” and together with Imugene Limited, “Imugene”), pursuant to which Imugene US acquired our manufacturing infrastructure used in the development and manufacture of azer-cel, including assuming the lease to our manufacturing facility and certain contracts with respect to our manufacturing facility, and related equipment, supplies, azer-cel clinical trial inventory and other assets related to our chimeric antigen receptor T cell therapy platform (“CAR T”).

Additionally, in connection with the Imugene Purchase Agreement, on August 15, 2023, we and Imugene US entered into a license agreement (the “Imugene License Agreement”), pursuant to which we granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of our allogeneic CAR T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the Imugene License Agreement, pursuant to the terms of the Imugene License Agreement. Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the terms, duration, and effect of the Imugene License Agreement.

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

iECURE

In August 2021, we entered into a development and license agreement with iECURE (the “iECURE DLA”) under which iECURE was to advance our PBGENE-PCSK9 candidate for familial hypercholesterolemia (“FH”) through preclinical activities as well as a Phase 1 clinical trial in order to gain access to a license to our PCSK9-directed ARCUS nuclease to develop gene-insertion therapies for four other rare genetic diseases, including OTC deficiency, Citrullinemia Type 1, Phenylketonuria, and another program focused on liver disease (the “PCSK9 License”). In 2022 we made the decision to cease pursuit of PBGENE-PCSK9 for FH with iECURE as our partner. PGENE-PCSK9 for FH remains wholly owned by us.

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

Duke University

In April 2006, we entered into a license agreement (the “Duke License”), pursuant to which Duke University (“Duke”) granted us an exclusive (subject to certain non-commercial rights reserved by Duke), sublicensable, worldwide license under certain patents related to certain meganucleases and methods of making such meganucleases owned by Duke to develop, manufacture, use and commercialize products and processes that are covered by such patents, in all fields and in all applications. The patents that we license pursuant to the Duke License have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. See Part I. Item 1A. “Risk Factors— Risks Related to Intellectual Property— Some of our in-licensed intellectual property has been discovered through government funded research and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with foreign manufacturers.”

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

Cellectis S.A.

In January 2014, we entered into a cross-license agreement with Cellectis S.A. (“Cellectis”), which we refer to as the Cellectis License, in connection with a settlement of litigation matters (1) between Cellectis and us and (2) among Cellectis, Duke and us, Cellectis granted us a non-exclusive, sublicensable, worldwide, fully paid, royalty-free license to certain modified I‑CreI homing endonuclease patents and Cellectis patents asserted in the litigation, to make, use and commercialize modified I-CreI homing nucleases and products developed using such nucleases, in all fields. The license we received from Cellectis is subject to the rights of a preexisting license agreement that Cellectis entered into with a third party, and the license granted to us excludes any rights exclusively granted by Cellectis under such preexisting license, which preexisting license is limited to certain specific applications unrelated to the fields of human therapeutics, for so long as the rights under the preexisting license remain exclusive.

We granted Cellectis a non-exclusive, sublicensable, worldwide, fully paid-up, royalty-free license to certain modified I‑CreI homing endonuclease patents and our patents asserted in the litigation matters (1) between Cellectis and us and (2) among Cellectis, Duke and us to make, use and commercialize modified I-CreI homing nucleases and products developing using such nucleases, in all fields except those for which we did not receive rights from Cellectis due to the preexisting license.

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

Many of our current or potential competitors in the therapeutics space, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. In addition to competing on the bases of safety, efficacy, timing of development and commercialization, convenience, cost, availability of reimbursement and rate of adoption of potential product candidates, we may also compete with these competitors in recruiting and retaining qualified personnel, establishing clinical sites, establishing relationships with collaborators or other third parties, registering patients for clinical trials and acquiring technologies complementary to, or necessary for, our product development platforms. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain Food and Drug Administration (“FDA”) or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Intellectual property

Our success depends in part on our abilities to (1) obtain and maintain proprietary protection for ARCUS, (2) defend and enforce our intellectual property rights, in particular, our patent rights, (3) preserve the confidentiality of our know-how and trade secrets, and (4) operate without infringing valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, exclusively licensing U.S. and certain foreign patent applications, and filing U.S. and certain foreign patent applications related to ARCUS, existing and planned programs, and improvements that are important to the development of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and confidential information, and the pursuit of licensing opportunities, to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technology and processes, in part, by monitoring confidential disclosures and through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and others who may have access to proprietary information, under which they are bound to assign to us inventions made during the term of their employment or term of service. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

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

Our patent portfolio consists of a combination of issued patents and pending patent applications that are owned by us or licensed by us from third parties. As of December 31, 2024, we have an exclusive license from Duke under 12 issued U.S. patents and two pending U.S. patent applications. In addition, as of December 31, 2024, we own 45 issued U.S. patents, 46 pending non-provisional U.S. patent applications, and 5 pending Patent Cooperation Treaty (“PCT”) international patent applications. We also exclusively license from Duke or own many corresponding patents and patent applications outside the United States, as described below. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, related to ARCUS. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.

ARCUS Platform Patent Families

We license one patent family from Duke and own four patent families that are directed to the core technologies employed in our ARCUS platform for nuclease design. Thus, each of our product candidates is protected by one or more patents in these families.

The first family, licensed from Duke, includes 12 issued patents in the United States, six issued patents in Europe, three issued patents in Japan, and one issued patent in each of Australia and Canada. This family also includes pending patent applications in each of the United States, Europe, Canada, and Japan. Patents in this family include claims directed to (1) recombinant meganucleases having altered cleavage specificity, altered heterodimer formation, and/or altered DNA binding affinity, (2) methods for cleaving target recognition sites in DNA using such meganucleases, and (3) methods for producing genetically modified eukaryotic cells using such meganucleases. Patents in this family will have a standard expiration date of October 18, 2026, subject to potential extensions.

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

We own an additional patent family that includes a pending provisional patent application in the United States and a pending PCT international application that are directed to the ARCUS platform. We will determine in the future whether to pursue these applications in national stage filings in the United States and other countries.

In Vivo Gene Editing Patent Families

We own 30 patent families, including two jointly-owned patent families, that are directed to our in vivo gene editing technologies. Each of our in vivo gene editing product candidates is protected or disclosed by one or more of these patent families.

The first family includes three issued patents in the United States, two issued patents in Japan, one issued patent in each of Europe, Eurasia, Hong Kong, Israel, Mexico, and South Korea, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Eurasia, Guatemala, Hong Kong, Israel, Japan, Mexico, and South Korea. Patents in this family include claims directed to (1) first-generation engineered meganucleases that cleave a recognition sequence within the genome of the Hepatitis B virus, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, viral vectors, and lipid nanoparticle compositions, and (6) methods for treating patients having HBV by administration of such engineered meganucleases or nucleic acids encoding such engineered meganucleases. Patents in this family have a standard expiration date of October 13, 2037, subject to potential extensions.

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

The fourth family, which we jointly own, includes pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patents in this family include claims directed to (1) mitochondrial-targeting engineered meganucleases (MTEM)s that cleave recognition sequences within the mitochondrial genome of a eukaryotic cell, (2) nucleic acids encoding such MTEMs, (3) recombinant viruses comprising nucleic acids encoding such MTEMs, (4) lipid nanoparticle compositions comprising nucleic acids encoding such MTEMs, (5) pharmaceutical compositions comprising such MTEMs, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) genetically modified eukaryotic cells comprising nucleic acids encoding such MTEMs, (7) methods of producing genetically modified eukaryotic cells and populations of genetically modified eukaryotic cells by delivering such MTEMs, (8) methods for degrading mutant mitochondrial genomes in target cells or populations of target cells by delivery of such recombinant meganucleases, and (9) methods for treating conditions associated with mitochondrial disorders by administration of such MTEMs. Patents in this family, if issued, will have a standard expiration date of April 22, 2042.

The fifth family, which we jointly own, includes one issued patent in the United States and pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, and South Korea. Patents in this family include claims directed to (1) mitochondrial-targeting engineered meganucleases (MTEM)s that cleave a recognition sequence within the mitochondrial genome of a eukaryotic cell, (2) nucleic acids encoding such MTEMs, (3) recombinant viruses comprising nucleic acids encoding such MTEMs, (4) lipid nanoparticle compositions comprising nucleic acids encoding such MTEMs, (5) pharmaceutical compositions comprising such MTEMs, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) genetically modified eukaryotic cells comprising nucleic acids encoding such MTEMs, (7) methods of producing genetically modified eukaryotic cells and populations of genetically modified eukaryotic cells with such MTEMs, (8) methods for degrading mutant mitochondrial genomes in target cells or populations of target cells by delivery of such recombinant meganucleases, and (9) methods for treating conditions associated with mitochondrial disorders by administration of such MTEMs. Patents in this family will have a standard expiration date of April 22, 2042, subject to potential extensions.

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

The seventh family includes three issued patent in the United States, two pending patent applications in Israel, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Japan, Mexico, and South Korea. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within the dystrophin gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) methods of producing genetically modified eukaryotic cells having a modified dystrophin gene with such engineered meganucleases, (7) methods of modifying a dystrophin gene in a subject by delivering such engineered meganucleases to a target cell, and (8) methods for treating DMD, which is characterized by a mutation within the dystrophin gene, by administering such engineered meganucleases. Patents in this family will have a standard expiration date of November 12, 2041.

The eighth patent family includes a pending PCT international patent application. Patents in this family include claims directed to (1) muscle-specific expression cassettes, (2) polynucleotides encoding such muscle-specific expression cassettes, (3)recombinant DNA constructs comprising such polynucleotides, (4) recombinant viruses comprising such polynucleotides, (5) pharmaceutical compositions comprising such polynucleotides, recombinant DNA constructs, and recombinant viruses, (6) methods for expressing a heterologous protein in a mammalian muscle cells by introducing such muscle-specific expression cassettes, (7) methods for enhancing expression of a heterologous protein in a mammalian skeletal muscle cell over a cardiac muscle cell by introducing such muscle-specific expression cassettes, (8) methods for expressing a heterologous protein in a mammalian muscle precursor cell by introducing such muscle-specific expression cassettes, (9) methods for modifying a dystrophin gene selectively in a mammalian muscle cell in a subject by delivering to muscle cells such muscle-specific expression cassettes, and (10) and methods for treating a muscle disorder in a subject having said muscle disorder by administering such muscle-specific expression cassettes. Patents in this family, if issued, will have a standard expiration date of April 12, 2044, subject to potential extensions.

The ninth patent family includes a pending PCT international patent application. Patents in this family include claims directed to (1) muscle-specific expression cassettes, (2) polynucleotides encoding such muscle-specific expression cassettes, (3) recombinant DNA constructs comprising such polynucleotides, (4) recombinant viruses comprising such polynucleotides, (5) pharmaceutical compositions comprising such polynucleotides, recombinant DNA constructs, and recombinant viruses, (6) methods for expressing a heterologous protein in a mammalian muscle cells by introducing such muscle-specific expression cassettes, (7) methods for enhancing expression of a heterologous protein in a mammalian skeletal muscle cell over a cardiac muscle cell by introducing such muscle-specific expression cassettes, (8) methods for expressing a heterologous protein in a mammalian muscle precursor cell by introducing such muscle-specific expression cassettes, (9) methods for modifying a dystrophin gene selectively in a mammalian muscle cell in a subject by delivering to muscle cells such muscle-specific expression cassettes, and (10) and methods for treating DMD in a subject having DMD by administering such muscle-specific expression cassettes. Patents in this family, if issued, will have a standard expiration date of April 12, 2044, subject to potential extensions.

The tenth family includes one issued patent in each of the United States, Europe, Australia, China, Hong Kong, Israel, Japan, Mexico, and South Korea, two pending patent applications in Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Mexico, and South Korea. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within a PCSK9 gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, and recombinant viral vectors, and (5) methods for reducing expression of PCSK9 in a subject by administering such engineered meganucleases. Patents in this family will have a standard expiration date of April 20, 2038, subject to potential extensions.

The eleventh family includes pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, Israel, Mexico, and New Zealand. Patents in this family include claims directed to (1) polynucleotides comprising template nucleic acids for insertion in a SERPINA1 gene, (2) recombinant viruses comprising such polynucleotides, (3) lipid nanoparticle compositions comprising such polynucleotides, (4) pharmaceutical compositions comprising such polynucleotides, (5) methods of producing genetically modified eukaryotic cells having a modified SERPINA1 gene by introduction of such engineered meganucleases and such template nucleic acids to a eukaryotic cell, (6) methods of modifying a SERPINA1 gene in a target cell by introduction of such engineered meganucleases and such template nucleic acids to a target cell, and (7) methods of treating AAT deficiency in a subject by administering pharmaceutical compositions comprising such engineered meganucleases and such template nucleic acids to a subject. Patents in this family, if issued, will have a standard expiration date of October 19, 2042.

The twelfth family includes pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, Israel, Mexico, and New Zealand. Patents in this family include claims directed to (1) second generation engineered meganucleases that cleave recognition sequences within a SERPINA1 gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) polynucleotides comprising template nucleic acids for insertion in a SERPINA1 gene, (7) recombinant viruses comprising such template nucleic acids, (8) lipid nanoparticle compositions comprising such template nucleic acids, (9) pharmaceutical compositions comprising such template nucleic acids, (10) methods of producing genetically modified eukaryotic cells having a modified SERPINA1 gene by introduction of such engineered meganucleases and such template nucleic acids to a eukaryotic cell, (11) methods of modifying a SERPINA1 gene in a target cell by introduction of such engineered meganucleases and such template nucleic acids to a target cell, and (12) methods of treating AAT deficiency in a subject by administering pharmaceutical compositions comprising such engineered meganucleases and such template nucleic acids to a subject. Patents in this family, if issued, will have a standard expiration date of October 19, 2042.

The thirteenth family includes two issued patents in each of the United States and Japan, one issued patent in each of Europe and Australia, two pending patent applications in the United States, and pending patent applications in each of Europe, Australia, Canada, and Japan. Patents in this family include claims directed to (1) first generation engineered meganucleases that cleave recognition sequences within a mutant rhodopsin gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant AAV vectors comprising nucleic acids encoding such engineered meganucleases, and (4) methods for treating retinitis pigmentosa by administering such engineered meganucleases. Patents in this family will have a standard expiration date of September 8, 2036, subject to potential extensions.

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

The sixteenth family includes a pending patent application in the United States. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within an HAO1 gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) methods of producing genetically modified eukaryotic cells having a modified HAO1 gene with such engineered meganucleases, (7) methods of modifying an HAO1 gene in a subject by delivering such engineered meganucleases to a target cell, (8) genetically modified eukaryotic cells made by such methods, (9) genetically modified eukaryotic cells comprising a modified HAO1 gene, and (10) methods for treating primary hyperoxaluria type I by administering such engineered meganucleases. Patents in this family, if issued, will have a standard expiration date of January 7, 2042, subject to potential extensions.

The seventeenth family includes one issued patent in each of the United States, Europe, and Australia, and a pending patent application~~s~~ in Japan. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within the int22h-1 region of the Factor VIII gene, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) pharmaceutical compositions comprising such engineered meganucleases or nucleic acids encoding such engineered meganucleases, and (5) methods for treating hemophilia A by administration of such pharmaceutical compositions. Patents in this family will have a standard expiration date of May 3, 2037, subject to potential extensions.

The eighteenth family includes a pending patent application in the United States. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within the int22h-1 region of the Factor VIII gene, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) pharmaceutical compositions comprising such engineered meganucleases or nucleic acids encoding such engineered meganucleases, (5) methods for treating hemophilia A by administration of such pharmaceutical compositions, (6) methods for genetically modifying a Factor VIII gene in a mammalian cell by introducing such engineered meganucleases, and (7) genetically-modified cells made by such methods. Patents in this family, if issued, will have a standard expiration date of November 1, 2038, subject to potential extensions.

The nineteenth family includes pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within a transthyretin (TTR) gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) methods of producing genetically modified eukaryotic cells having a disrupted target sequence in a chromosome by introduction of such engineered meganucleases, (5) methods of producing genetically modified eukaryotic cells having an exogenous sequence of interest inserted in a chromosome by introduction of such engineered meganucleases and a nucleic acid having the sequence of interest, (6) methods of producing genetically modified eukaryotic cells having a modified TTR gene by introduction of engineered nucleases, (7) methods for modifying a TTR gene by delivering such engineered meganucleases, (8) genetically modified eukaryotic cells made by such methods, (9) genetically modified eukaryotic cells comprising a modified TTR gene, (10) lipid nanoparticle compositions comprising such engineered meganucleases, and (11) pharmaceutical compositions comprising such engineered meganucleases and lipid nanoparticle compositions. Patents in this family, if issued, will have a standard expiration date of August 20, 2041, subject to potential extensions.

The twentieth family includes one issued patent in Europe, and pending patent applications in each of the United States, Europe, and Hong Kong. Patents in this family include claims directed to (1) methods for treating subjects having nucleotide repeat expansion disorders, (2) pharmaceutical compositions comprising nucleases for treatment of nucleotide repeat expansion disorders, (3) engineered meganucleases that cleave recognition sequences within a frataxin (FXN) gene, (4) nucleic acids encoding such engineered meganucleases, (5) recombinant viral vectors comprising nucleic acids encoding such engineered meganucleases, and (6) methods for promoting precise deletion of loci flanked by repeat sequences in populations of eukaryotic cells. Patents in this family will have a standard expiration date of May 2, 2036, subject to potential extensions.

The twenty-first family includes pending patent applications in each of the United States, Europe, Australia, Canada, Japan, and New Zealand. Patents in this family include claims directed to (1) polynucleotides comprising nucleic acids encoding heterologous proteins for expression, (2) recombinant viruses comprising such polynucleotides, (3) lipid nanoparticle compositions comprising such polynucleotides, (4) pharmaceutical compositions comprising such polynucleotides, recombinant viruses, and lipid nanoparticle compositions, (5) eukaryotic cells comprising such polynucleotides, (6) methods for expressing heterologous proteins in eukaryotic cells by introduction of such polynucleotides, (7) methods for producing genetically-modified eukaryotic cells by introduction of such polynucleotides encoding an engineered nuclease, and (8) methods for treating a disease in a subject by administration of such polynucleotides encoding a therapeutic protein. Patents in this family, if issued, will have a standard expiration date of January 6, 2043.

The twenty-second family includes two pending patent applications in the United States and one pending patent application in Europe. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within a transferrin gene, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) template nucleic acids for insertion within a transferrin gene, (5) methods of producing genetically modified eukaryotic cells having an exogenous sequence of interest inserted in a chromosome by introduction of such engineered meganucleases and a nucleic acid having the sequence of interest, (6) methods of producing genetically modified eukaryotic cells having a modified transferrin gene by introduction of engineered nucleases, (7) methods of producing genetically modified eukaryotic cells having a modified transferrin gene by introduction of engineered nucleases and a template nucleic acid, (8) genetically modified eukaryotic cells made by such methods, (9) genetically modified eukaryotic cells comprising a modified transferrin gene, (10) pharmaceutical compositions comprising such engineered meganucleases and template nucleic acids, and (11)

methods for treating a disease by administration of such pharmaceutical compositions. Patents in this family, if issued, will have a standard expiration date of January 10, 2040, subject to potential extensions.

We own eight additional patent families that include pending provisional patent applications in the United States or pending PCT international patent applications that are directed to in vivo gene editing. We will determine in the future whether to pursue each of these applications.

Immunotherapy Patent Families

We own 18 patent families that are directed to immunotherapy, including CAR T cell therapies. Some of these are applicable to immunotherapies and/or CAR T cells directed to killing a variety of different types of infected or cancerous cells. Others are directed to specific indications in which cells expressing particular antigens are targeted, or methods of manufacturing immunotherapies. The immunotherapy product candidates we have licensed to others are protected by one or more patents in these families.

The first family includes 10 issued patents in the United States, three issued patents in Israel, two issued patents in Europe and Hong Kong, one issued patent in each of Australia, China, Japan, and Mexico, pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, and South Korea. Patents in this family include claims directed to (1) populations of genetically modified human T cells in which 20%-65% of the cells have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TCR alpha constant region (TRAC) gene, (2) methods for using such populations of genetically modified human T cells for cancer immunotherapy, (3) pharmaceutical compositions comprising such populations of genetically modified human T cells, (4) genetically modified human T cells which have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TRAC gene, (5) methods for using such genetically modified human T cells for cancer immunotherapy, and (6) pharmaceutical compositions comprising such genetically modified human T cells. Patents in this family will have a standard expiration date of October 5, 2036, subject to potential extensions.

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

The third family includes one issued patent in each of the United States, Europe, Australia, Hong Kong, Israel, Japan, Mexico, and South Korea, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Israel, Japan, Mexico, and South Korea. Patent applications in this family include claims directed to (1) second-generation engineered meganucleases that cleave a specific target in the TRAC gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) genetically modified eukaryotic cells or populations of cells prepared by such methods, (5) pharmaceutical compositions comprising such cells or populations of cells, and (6) methods of treating diseases using such cells, populations of cells or pharmaceutical compositions to treat diseases, including cancer immunotherapy. Patents in this family, if issued, will have a standard expiration date of April 11, 2039, subject to potential extensions.

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

The fifth family includes two issued patents in Japan, one issued patent in each of Europe and Australia, and pending patent applications in each of the United States, Australia, and Japan. Patent applications in this family include claims directed to (1) recombinant meganucleases that recognize and cleave a recognition sequence within the human β2m gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) populations of genetically modified eukaryotic cells in which 80% of the cells have reduced expression of an endogenous TCR and 80% of the cells have reduced expression of β2m, (5) pharmaceutical compositions comprising such populations of genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for cancer immunotherapy. Patents in this family will have a standard expiration date of December 22, 2036, subject to potential extensions.

The sixth family includes one issued patent in each of the United States and Japan, and pending patent applications in each of the United States, and Europe. Patent applications in this family include claims directed to (1) nucleic acids encoding an engineered antigen receptor (e.g., a CAR) and an inhibitory molecule (e.g., an RNA interfering with β2m expression), (2) genetically modified eukaryotic cells comprising such nucleic acids, (3) methods for producing such genetically modified eukaryotic cells using such nucleic acids and an engineered nuclease that promotes insertion of such nucleic acids, (4) genetically modified eukaryotic cells expressing an engineered antigen receptor and having expression of β2m or MHC Class I molecules reduced by 10%-95%, (5) pharmaceutical compositions comprising such genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for immunotherapy. Patents in this family will have a standard expiration date of May 8, 2038, subject to potential extensions.

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

The eighth family includes pending patent applications in each of the United States and Europe. Patent applications in this family include claims directed to (1) methods for preparing genetically-modified immune cells, (2) populations of genetically-modified immune cells, (3) pharmaceutical compositions comprising such populations of genetically-modified immune cells, (4) methods of treating a disease using such populations of genetically-modified immune cells, (5) lipid nanoparticle compositions, and (6) kits for transfecting a eukaryotic cell with mRNA. Patents in this family, if issued, will have a standard expiration date of April 3, 2040, subject to potential extensions.

The ninth family includes five issued patents in the United States, two issued patents in each of Israel and Japan, one issued patent in each of Europe, China, and South Korea, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, and South Korea. Patent applications in this family include claims directed to (1) a genetically-modified immune cell comprising in its genome a nucleic acid sequence encoding a microRNA-adapted shRNA, (2) a method for reducing the expression of an endogenous protein in an immune cell, (3) immune cells made by such methods, (4) populations of such immune cells, (5) pharmaceutical compositions comprising such populations of immune cells, and (6) methods of immunotherapy for treating a disease in a subject. Patents in this family will have a standard expiration date of April 3, 2040, subject to potential extensions.

The tenth family includes a pending patent applications in the United States. Patent applications in this family include claims directed to methods of immunotherapy comprising administering to a subject a CD3 antibody, or antigen binding fragment thereof, that binds CD3 for the purpose of lymphodepletion, in combination with the administration of genetically-modified T cells that do not have detectable CD3 expression on the cell surface. Patents in this family, if issued, will have a standard expiration date of August 20, 2040, subject to potential extensions.

The eleventh family includes a pending patent application in the United States. Patent applications in this family include claims directed to (1) polynucleotides encoding a CD20-specific chimeric antigen receptor, (2) methods of producing a genetically-modified T cell comprising such polynucleotides, (3) a genetically-modified T cell comprising such polynucleotides, (4) populations of such genetically-modified T cells, (5) pharmaceutical compositions comprising such genetically-modified T cells or populations, and (6) methods of immunotherapy for treating cancer in a subject. Patents in this family, if issued, will have a standard expiration date of October 30, 2040, subject to potential extensions.

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

The fourteenth family includes a pending patent applications in each of the United States. Patent applications in this family include claims directed to (1) an isolated antibody, or antigen-binding fragment thereof, that specifically binds to BCMA, (2) a pharmaceutical composition comprising such an antibody, (3) a polynucleotide encoding such an antibody, and an expression vector comprising the same, (5) a method of treating cancer in a subject, (6) a polynucleotide comprising a nucleic acid sequence encoding a chimeric antigen receptor having an anti-BCMA binding domain, (7) a genetically-modified eukaryotic cell comprising such a polynucleotide, (8) a method for producing such a genetically-modified eukaryotic cell, (9) a population of such genetically-modified eukaryotic cells, (10) a pharmaceutical composition comprising such a population, and (11) a method for treating cancer in a subject. Patents in this family, if issued, will have a standard expiration date of August 10, 2041, subject to potential extensions.

The fifteenth family includes a pending patent application in the United States and Europe. Patent applications in this family include claims directed to (1) a genetically-modified eukaryotic cell comprising a nucleic acid sequence encoding a TGFB-1 inhibitory agent and a nucleic acid sequence encoding an engineered antigen receptor, (2) a genetically-modified eukaryotic cell comprising an inactivated TGFB-1 gene and a nucleic acid sequence encoding an engineered antigen receptor, (3) methods of producing such genetically-modified eukaryotic cells, (4) populations of such genetically-modified eukaryotic cells, (5) pharmaceutical compositions comprising such genetically-modified eukaryotic cells, and (6) methods for reducing the number of target cells in a subject comprising administering such populations of genetically-modified eukaryotic cells. Patents in this family, if issued, will have a standard expiration date of January 28, 2042, subject to potential extensions.

The sixteenth family includes a pending patent application in the United States. Patent applications in this family include claims directed to a method for reducing the number of target cells in a subject. Patents in this family, if issued, will have a standard expiration date of November 15, 2042, subject to potential extensions.

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

The eighteenth family includes a pending PCT international patent application. Patent applications in this family include claims directed to (1) an optimized engineered meganuclease that binds and cleaves a recognition sequence in a T cell receptor alpha constant region gene, (2) a polynucleotide comprising a nucleic acid sequence encoding such engineered meganucleases, (3) a recombinant DNA construct comprising such polynucleotides, (4) a recombinant virus comprising such polynucleotides, (5) a lipid nanoparticle composition comprising such polynucleotides, (6) methods for producing a genetically-modified eukaryotic cell comprising an exogenous sequence of interest, (7) methods for producing a genetically-modified eukaryotic cell by disrupting a target sequence in a chromosome of said eukaryotic cell, (8) a genetically-modified eukaryotic cell prepared by such methods, (9) populations of such genetically-modified eukaryotic cells, (10) a eukaryotic cell comprising such engineered meganucleases, (11) pharmaceutical compositions comprising such genetically-modified eukaryotic cells and populations, and (12) a method of treating a disease in a subject by administration such genetically-modified eukaryotic cells. Patents in this family, if issued, will have a standard expiration date of January 4, 2044.

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

We own one patent family directed to engineered meganucleases that target amplifiable genetic loci and may be useful in producing cells with amplified transgenes. This family includes two issued patents in Europe, one issued patent in the United States, and pending patent applications in the United States. Patents in this family will have a standard expiration date of June 1, 2032, subject to potential extensions.

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

We jointly own one patent family directed to methods for generating male sterile plants. This family includes one pending patent application in the United States. Patents in this family, if issued, will have a standard expiration date of April 22, 2042.

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

U.S. Biologics Regulation

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of certain preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements and other applicable regulations;
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

Within 60 days following submission of the application, the FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once a BLA has been accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity, and potency. The FDA’s goal is to review standard applications within 10 months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. Priority review designation will direct overall attention and resources to the evaluation of applications for product candidates that, if approved, would represent significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. In both standard and priority reviews, the review process may be extended for a three month period for FDA to review additional information deemed a “major amendment” to an application. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites involved in the pivotal studies submitted in the BLA to assure compliance with GCP.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with the requirement that a Risk Evaluation and Mitigation Strategy (“REMS”) be established to ensure the benefits of the product outweigh its risks when used according to the approved label. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, required prescriber training, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more post-market studies and additional surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to expedite FDA’s review and approval of biological products that meet certain criteria. Specifically, biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the FDA may consider sections of the application for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A BLA for a fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted pending availability of FDA review resources for the expedited review and when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious disease or condition.

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

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon BLA sponsors and any third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing authorization

To market a medicinal product in the EU, we must obtain a MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

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
•
The Committee for Advanced Therapies, or CAT, is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a MAA is submitted. The CAT’s opinion is then taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs.
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

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the so-called PRIority MEdicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME was launched in 2016 by the EMA to support the development and accelerate the review of new therapies to treat patients with unmet medical need. This voluntary scheme is based on enhanced interaction and early dialogue with developers of promising medicines, to optimize development plans and speed up evaluation so these medicines can reach patients earlier. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a therapeutic advantage over existing treatments or benefits patients without treatment options. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, a “conditional MA” may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MAs may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

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

Pediatric development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of authorization) or, in the case of orphan products, a two year extension of the orphan market exclusivity is granted.

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

Upon grant of a MA, orphan medicinal products are entitled to a 10-year period of market exclusivity for the approved therapeutic indications, which means the competent authorities, cannot accept another application for a MA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of 10 years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (“UK”) is not generally subject to EU laws in respect of medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain (England, Scotland and Wales). However, new legislation such as the (EU) CTR is not applicable in GB.

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

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in GB; broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labelling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.

MAs in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted out. Under the terms of the Windsor Framework, these MAs became valid for the whole of the UK from January 1, 2025. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicinal products that will benefit patients, including a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, an international recognition framework (“IRP”) has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new UK MA. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulators in Australia, Canada, Switzerland, Singapore, Japan, the U.S. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval has not been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. In the UK, the initial duration of an MA is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Any authorization which is not followed by the actual placing of the medicinal product on the market in the UK within three (3) years shall cease to be in force.

There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.

The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). The extent to which the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026.

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

Finally, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial 10 drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

In the EU, on December 13, 2021, Regulation No. 2021/2282 (the “Regulation”) on Health Technology Assessment (“HTA”) was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Dedicated to improving life isn’t just a statement supporting the products that we are developing – it is a statement that speaks to our collective desire to do our part in improving the lives of those around us. Through our Diversity and Inclusion initiatives, we are actively fostering an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation in pursuit of our mission. Through guest lectures, trainings, educational events, community outreach, and other activities, we are supporting a workplace that reflects and embraces the gender, race, ethnicity, sexual orientation, age, physical ability, as well as all cultural backgrounds in our community. As of December 31, 2024, our workforce was self-reportedly approximately 51% female and approximately 24% Asian, Black, Latinx, American Indian/Alaskan Native or two or more races, or not defined. Our senior leadership team and department heads were self-reportedly approximately 33% female and 24% Asian or Black as of December 31, 2024.

Notable benefits we offer to our full-time Precisioneers include:

•
employer sponsored health insurance;
•
employer 401(k) matching contributions;
•
generous paid time off policies;
•
wellness programs including employee assistance programs, wellness reimbursement, and an on-site gym; and
•
professional development programs including a tuition reimbursement program.

As of December 31, 2024, we had 108 full-time Precisioneers. Of these full-time employees, 76 are engaged in research and development activities and 27 have Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net income was $7.2 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $482.5 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market (“ATM”) offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, expected operational receipts, including upfront and potential near-term consideration to be received from our licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We expect our cash runway to be sufficient to achieve first-in-human Phase 1 clinical data for two of our wholly-owned programs. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including the outcomes of preclinical studies and clinical trials, our ability to obtain regulatory approval, investor interest in and the likelihood of commercial success of particular product candidates and programs, and other factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations and licensing arrangements, or abandon one or more product candidates or programs in the event that sufficient funding is not available.

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

Even if we believe we have sufficient funds for our current or future operating plans, we may continue to seek additional capital if market conditions are favorable or in light of specific strategic considerations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. As of the filing of this Annual Report on Form 10-K, we are subject to General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”). Under the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3, including through our ATM facility, until our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

Provisions of our debt instruments may restrict our ability to pursue our business strategies, and our ability to access credit on favorable terms, if necessary, for the funding of our operations, trials and programs may be limited due to changes in credit markets.

In July 2024, we entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California (formerly known as Pacific Western Bank) pursuant to which Banc of California provided us with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). Pursuant to the terms of the 2024 Loan and Security Agreement, we granted Banc of California a security interest in a cash security account at Banc of California (the “Cash Security Account”).

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including in underwritten and ATM offerings, stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect common stockholders’ rights. For example, on March 19, 2025, 921,243 shares were sold through the ATM facility. Additionally, in March 2024, we entered into an underwriting agreement relating to the offering, issuance and sale of an aggregate of 2,500,000 shares of our common stock and warrants to purchase up to an aggregate of 2,500,000 shares of our common stock at a combined offering price of $16.00 per share which resulted in dilution to our existing stockholders. Moreover, there is a provision in each warrant under which we may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants in certain specified situations involving a “fundamental transaction” (as defined in the warrants), which generally includes a merger with another person or entity, the sale, transfer or other disposition of all or substantially all of our assets, another person or entity becoming the beneficial owner of 50% of the outstanding shares of our common stock, any reclassification, reorganization or recapitalization of our common stock, any compulsory share exchange pursuant to which our common stock is effectively converted into or exchanged for other securities, cash or property, any plan or proposal for our voluntary or involuntary dissolution, liquidation or the winding up of our affairs, or if other conditions are met. It may be uncertain whether a particular transaction or series of transactions will trigger the cash-settlement provision or if the provision is triggered, what the actual payment due to a warrant holder would be in such circumstance, but any such payment could be material to us and could materially and adversely affect our financial condition. Furthermore, we may find it more difficult to raise additional equity capital needed for our business or to pursue strategic alternatives or other corporate transactions while the warrants are outstanding.

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

To date, we have focused our efforts on optimizing our proprietary genome editing technology and exploring its potential applications. ARCUS is a novel genome editing technology using sequence-specific DNA-cutting enzymes, or nucleases, that is designed to perform modifications in the DNA of living cells and organisms. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, TALENs and CRISPR/Cas9, although none has obtained marketing approval for an in vivo gene editing product candidate developed using such technologies. Other genome editing technologies in development or commercially available, or other existing or future technologies, may lead to treatments or products that may be considered better suited for use in human therapeutics, which could reduce or eliminate our commercial opportunity.

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

Similar requirements apply in the EU. The European Medicine Agency (“EMA”) has a Committee for Advanced Therapies (“CAT”) that is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products (“ATMPs”). ATMPs include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal product candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) was published April 2023. The proposal revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before 2026) may have a significant impact on the biopharmaceutical industry in the long term.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended).

The extent to which the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026. A decision by the UK government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

We expect our manufacturing strategy for one or more of our product candidates may involve the use of CMOs. The facilities used by us and our contract manufacturers to manufacture therapeutic product candidates must be evaluated for the manufacture of our product candidates by the FDA or foreign regulatory authorities pursuant to inspections that will be conducted after we submit a BLA to the FDA, or similar foreign applications to foreign regulatory authorities. While we work closely with our CMOs on the manufacturing processes for our product candidates, including quality audits, we do not control the manufacturing process of our contract manufacturers and are dependent on their compliance with current good manufacturing practices (“cGMP”) or similar foreign requirements for their manufacture of our product candidates. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which will be costly and time consuming and may lead to regulatory delays. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, potential problems with scale-out, process reproducibility, stability issues, lot inconsistency, timely availability of reagents or raw materials, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures, regulatory issues and other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Any delays or difficulties in our or our collaborators’ ability to enroll patients in clinical trials could delay or prevent receipt of regulatory approvals.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing, and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in a number of states, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. Further, on October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. / As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, clinical trial data, and personal information (collectively, “Confidential Information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks and sophisticated nation-state and nation-state-supported actors. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Confidential Information.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other Confidential Information. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of Confidential Information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation; our competitive position could be harmed; and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim.

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

Similarly, in the EU, a medicinal product may receive orphan designation from the European Commission after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, under Article 3 of Regulation (EC) 141/2000. This applies to products (1) that are intended for a life-threatening or chronically debilitating condition; (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, specific regulatory assistance and scientific advice, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization (“MA”) and assuming the requirements for orphan designation are also met at the time the MA is granted, orphan medicinal products are entitled to 10 years of market exclusivity for the approved therapeutic indication, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for complying with an agreed Pediatric Investigation Plan (“PIP”). However, the 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is judged as sufficiently profitable not to justify maintenance of market exclusivity, or when the prevalence of the condition has increased above the orphan designation threshold. Additionally, MA may be granted to a similar product for the same indication at any time if:

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the ACA, was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our product candidates, the ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, expanded eligibility criteria for Medicaid programs, expanded the entities eligible for discounts under the Public Health program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and created a licensure framework for follow-on biologic products.

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

Further, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial 10 drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Disruptions at the FDA and other government agencies caused by funding shortages, global health concerns, or administration changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities and the new Trump Administration could impose further regulatory reform efforts that could impact certain regulatory agencies, including the FDA. At this time, it is unclear exactly what impact, if any, such changes may have on our business.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of December 31, 2024, we had 108 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer within the meaning of the Exchange Act, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we fail to implement the requirements of Section 404 in the required timeframe, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, our investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain an effective internal control system could also restrict our future access to the capital markets.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and we may not achieve profitability. As of December 31, 2024, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $235.5 million and $212.0 million, respectively. Our federal NOL carryforwards carry forward indefinitely. Our state NOL carryforwards begin to expire in 2027. In addition, as of year ended December 31, 2024, we have U.S. federal and state R&D tax credits of $20.2 million and an amount less than $0.1 million available to offset future U.S. federal and state income taxes, which begin to expire in 2029 and 2030, respectively. Additionally, for the year ended December 31, 2024, we had federal Orphan Drug credits of $13.5 million, which begin to expire in 2038.

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

As of December 31, 2024, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its NOL carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State NOL carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 NOL carryforwards (and research tax credits) may expire prior to being used, and our NOL carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. If our collaborations do not result in the successful development and commercialization of product candidates or technologies, or if one of our collaborators terminates its agreement with us, we may not receive any future funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates or technologies could be delayed, and we may need additional resources to develop such product candidates or technologies. For example, we waived earned, but unpaid, milestone payments in connection with the termination of the development and commercial license agreement by and between Les Laboratoires Servier and Institut de Recherches Internationales, Servier (collectively “Servier”). If any of our collaborators terminates its agreement with us, we may be unable to find a suitable replacement collaborator or attract new collaborators and may need to raise additional capital to pursue further development or commercialization of the applicable product candidates or technologies. These events could delay development programs, negatively impact the perception of our company in business and financial communities or cause us to have to cease development of the product candidate covered by the collaboration arrangement. Failure to develop or maintain relationships with any current collaborators could result in the loss of opportunity to work with that collaborator or reputational damage that could impact our relationships with other collaborators in the relatively small industry communities in which we operate. Moreover, all of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators. If our existing collaboration agreements or any collaborative or strategic relationships we may establish in the future are not effective and successful, it may damage our reputation and business prospects, delay or prevent the development and commercialization of product candidates and inhibit or preclude our ability to realize any revenues.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents have been, and may in the future be, challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. For example, proceedings held by the Patent Trial and Appeal Board (the “PTAB”) of the USPTO could result in an adverse outcome, affecting our competitive position, including, without limitation, loss of some or all of any involved patent claims, limiting our ability to stop others from using or commercializing similar or identical technology and products, which could harm our business, financial condition and results of operations. Protecting our patent rights in connection with such proceedings may also be expensive and may involve the diversion of significant management time.

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

Some of our in-licensed intellectual property has been discovered through government funded research and thus may be subject to federal regulations such as “march-in rights”, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with foreign manufacturers.

Certain intellectual property rights that have been in-licensed pursuant to the Duke License have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or the Patent and Trademark Law Amendments Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the licensor fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States, and the Duke License requires that we comply with this requirement. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture the products substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. To the extent any of our owned or licensed future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

From time to time, the Supreme Court, other federal courts, the United States Congress (“Congress”), the USPTO and similar international authorities may change the standards of patentability, and any such changes could have a negative impact on our business. For example, the America Invents Act (the “AIA”), which was passed in September 2011, resulted in significant changes to the U.S. patent system. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. Circumstances could prevent us from promptly filing patent applications on our inventions.

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

The European Union’s Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package, or (“EU Patent Package”), regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a central forum and unified patent laws to predictably apply to existing European patents, replacing the unpredictable nature of applying individual national laws to each patent. Moreover, the UPC allows for the possibility of a competitor to obtain an injunction in all UPC-contracting states. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that are provided by the UPC. Under the EU Patent Package, we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined under applicable regulations promulgated by the SEC. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. As a smaller reporting company, we are able to take advantage of certain exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict whether investors will find our common stock less attractive if we rely on the exemptions available to smaller reporting companies. If investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

As of December 31, 2024, we had cash, cash equivalents, and restricted cash of $108.5 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2024, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits, and we currently maintain and are required to maintain such deposits at the Banc of California pursuant to the 2024 Loan and Security Agreement. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

As previously disclosed, on April 24, 2023, we received a letter from Nasdaq (the “Nasdaq Notice”) indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for our common stock was below $1.00 for the previous 30 consecutive business days (the “Minimum Bid Price Requirement”). The Nasdaq Notice provided an initial period of 180 calendar days in which to regain compliance with the Minimum Bid Price Requirement by achieving a minimum bid price per share of our common stock of at least $1.00 for at least 10 consecutive business days.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. In addition, we have secured cyber insurance coverage, and we plan to regularly review our coverage to align with the evolving nature of cyber threats and industry standards. For more information, see the section titled “Risk Factors— Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our security, which could materially affect our results.” in Part I. Item 1A. of this Annual Report on Form 10-K.

Cybersecurity Governance

Our board of directors considers cybersecurity risk part of its risk oversight function and has delegated to the audit committee of our board of directors (the “Audit Committee”) oversight of cybersecurity and other information technology risks. The Audit Committee oversees our cybersecurity risk management program. The Audit Committee receives quarterly and, if necessary, ad-hoc reports from the Vice President of Operation & Information Technology and the Head of Information Technology on our cybersecurity and information technology risks, including data security incidents (material and those with lesser impact potential), annual risk assessments, risk identification and evaluation, and targeted remediation plans and related execution/delivery.

Our management team, including our Vice President of Operations and Information Technology and Head of Information Technology, has 19+ years of experience in cybersecurity and data risk administration, governance and technical operations, information technology enterprise architecture, and information technology management.

The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity.

Item 2. Properties.

We currently occupy approximately 71,305 square feet of office and laboratory space at our corporate headquarters in Durham, North Carolina under a lease that expires in 2029.

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

Holders of Common Stock

As of March 20, 2025, there were approximately 29 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

A discussion regarding our financial condition and results of operations, including liquidity and capital resources, for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below.

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

In January 2024 we entered into a license agreement with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”) for non-oncological applications of azercabtagene zapreleucel (“azer-cel”) (the “TG License Agreement”). In connection with the TG License Agreement, we received upfront, and are also entitled to receive potential near-term, economics valued in the aggregate at $17.5 million. We are also entitled to receive additional payments upon the achievement of additional specified milestones of up to $288.6 million. If a licensed product under the TG License Agreement is approved and sold, TG Therapeutics is also required to pay us tiered royalties ranging from high-single-digit to low-double-digit percentages on net sales of the licensed product. In August 2024, we announced TG Therapeutics received U.S. Food and Drug Administration (“FDA”) clearance for its investigational new drug (“IND”) application to investigate azer-cel in human clinical trials for the treatment of progressive forms of multiple sclerosis. TG Therapeutics initiated its Phase 1 clinical trial in 2024 and is actively enrolling patients to continue advancing the program through 2025.

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

Corporate Updates

The ELIMINATE-B trial is actively enrolling patients in Moldova, Hong Kong, and New Zealand and we expect to initiate Phase 1 clinical activities in the U.S. following Investigational New Drug (“IND”) approval in March 2025. We also anticipate receiving approval to dose patients in the U.K. as part of the Phase 1 study. The ELIMINATE-B trial is designed to investigate PBGENE-HBV at multiple ascending dose levels with three dose administrations per dose level in patients with chronic hepatitis B who are HBeAg-negative. PBGENE-HBV is our lead wholly owned in vivo gene editing program designed eliminate cccDNA, the key source of replicating hepatitis B virus (“HBV”), and inactivating integrated HBV DNA in hepatocytes. We dosed the first patient in December 2024 and have completed dosing the low-dose cohort (N= 3 patients) with the first dose administration of PBGENE-HBV. In the first cohort, all three patients dosed with the first dose administration of PBGENE-HBV have completed the initial safety evaluation period. PBGENE-HBV was well tolerated and none of the patients experienced a Grade ≥2 treatment-related adverse event or serious adverse event. In addition to safety, the ELIMINATE-B protocol is designed to assess the efficacy for three dose administrations at each dose level, with the goal to maximize cumulative viral editing to achieve undetectable levels of hepatitis B surface antigen (“HBsAg”). PBGENE-HBV demonstrated a substantial reduction in HBsAg in two of the three participants following the first administration at the lowest dose.

HBV causes inflammation and damage to the liver, leading to chronic infection and increased risk of death from liver cancer or cirrhosis. There is no cure for chronic hepatitis B and current treatments rarely result in functional cure, primarily due to persistence of viral DNA in the liver. In patients with chronic HBV, genetic material of the virus is converted within infected liver cells into cccDNA that acts as a template to make HBV copies. HBV also inserts its DNA into the human genome of infected liver cells. Both cccDNA and integrated HBV DNA produce the viral protein, HBsAg, which is secreted in the blood. Presence of HBsAg is associated with poorer outcomes and suppression of HBsAg is necessary for functional cure of chronic hepatitis B.

We believe specificity is of particular importance for developing a safe gene editing approach to eliminating HBV, as a lack of nuclease specificity can lead to unfavorable off-target results including increased integrations of HBV genomes into the human genome, as well as translocations between integrations. Preclinical data from the PBGENE-HBV program was presented in March 2025 at the Global Hepatitis Summit, in November 2024 at the American Association for the Study of Liver Diseases, and in June 2024 at a poster presentation and panel discussion at the European Association for the Study of the Liver Congress. The data presented supported the advancement of PBGENE-HBV into clinical development and highlighted the ability of ARCUS to make efficient, durable, and targeted edits to potentially eliminate cccDNA and inactivate integrated HBV DNA. The data also demonstrated a lack of detectable off-target editing for PBGENE-HBV at therapeutically relevant doses, including no editing-associated translocations in HBV infected primary human hepatocytes. PBGENE-HBV was well tolerated in non-human primates (“NHP”) across multiple dose administrations.

The PBGENE-3243 program, previously known as PBGENE-PMM, is our wholly-owned, first of its kind potential treatment for m.3243 associated mitochondrial disease. The program’s updated nomenclature more accurately describes its intended target patient population – those who have the m.3243 mutation and muscle-related symptoms. Mitochondrial diseases are the most common hereditary metabolic disorder, affecting 1 in 4,300 people. In particular, the m.3243 associated mitochondrial disease that our program intends to address affects about 20,000 people in the United States alone. The highly specific mitochondria-targeted ARCUS nucleases are designed to shift heteroplasmy by editing and eliminating mutant mitochondrial DNA while allowing normal (wild-type) mitochondrial DNA to repopulate in the mitochondria, thus improving cellular function. Preclinical data from the PBGENE-3243 program presented in June 2024 at the United Mitochondrial Disease Foundation’s Mitochondrial Medicine 2024 Conference and in March 2024 at a poster presentation at the Mitochondrial Medicine – Therapeutic Development Annual Conference demonstrated ARCUS’ ability to efficiently eliminate mutant mitochondrial DNA without nuclear off-target editing. We anticipate submitting an IND and/or CTA application in 2025 with respect to PBGENE-3243.

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

In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. iECURE has received regulatory approvals in the United States, the United Kingdom, Spain, and Australia for initiation of the OTC-HOPE study, a first-in-human Phase 1/2 trial evaluating

ECUR-506 as a potential treatment for OTC deficiency, and has begun recruiting patients. In May 2024, iECURE announced that it had received Fast Track designation from the Food and Drug Administration (“FDA”) for ECUR-506. In January 2025, IECURE reported clinical efficacy and safety data in the first patient dosed with ECUR-506 in the Phase 1/2 OTC-HOPE study. iECURE expects to finish enrollment in 2025 and provide complete data for the program in the first half of 2026.

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

The Upfront Payment of $10.0 million is comprised of (i) a $5.25 million cash payment that was paid to us on February 5, 2024, (ii) a $2.25 million cash payment that was paid to us on February 5, 2024 in exchange for 97,360 shares of our common stock, based on a price per share equal to a 100% premium to the VWAP of our common stock for the 30 trading days prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million that was paid to us on January 6, 2025 in exchange for 220,712 shares of our common stock, based on a price per share equal to the greater of (A) 100% premium to the VWAP of our common stock for the 30 trading days prior to the date of payment or (B) a minimum price of $11.1660 determined in accordance with Nasdaq Listing Rule 5635(d) (the “Minimum Price”).

The Initial Milestone Payment of $7.5 million, if payable, will consist of (i) a $5.25 million cash milestone payment and (ii) a $2.25 million cash payment payable in exchange for such number of shares of our common stock determined based on a price per share equal to the greater of (A) 100% premium to the VWAP of our common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

The Additional Milestone Payments become due upon the achievement of certain milestones as specified in the TG License Agreement. Included within the Additional Milestone Payments is a potential payment of $3.0 million in connection with achievement of a milestone specified in the TG License Agreement, payable in exchange for such number of shares of our common stock determined based on a price per share equal to the greater of (A) 100% premium to the VWAP of our common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

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

If a licensed product under the TG License Agreement is approved and sold, TG Therapeutics is also required to pay us tiered royalties ranging from high-single-digit to low-double-digit percentages on net sales of the licensed product. TG Therapeutics’ obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of (i) the expiration of the last-to-expire valid claim in such country covering such licensed product; (ii) the expiration of any period of data, regulatory, or market exclusivity, or supplemental protection certificates (other than patents) covering the licensed product in such country; and (iii) a period of 10 years following the first commercial sale of the respective licensed product in such country.

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

Sale of CAR T Platform to Imugene

On August 15, 2023 we entered into an asset purchase agreement (the “Imugene Purchase Agreement”) with Imugene Limited (“Imugene Limited”), and its wholly owned subsidiary Imugene (USA) Inc. (“Imugene US” and together with Imugene Limited, “Imugene”). Pursuant to and simultaneously with the execution of the Imugene Purchase Agreement, Imugene US acquired our manufacturing infrastructure used in the development and manufacture of azer-cel, including assuming the lease to our manufacturing facility and certain contracts with respect to our manufacturing facility, and related equipment, supplies, azer-cel clinical trial inventory and other assets related to our CAR T cell therapy platform (the “Acquired Assets”). As part of the Imugene Purchase Agreement, Imugene US hired a number of the Company’s employees who were associated with our historical CAR T cell therapy operations.

In consideration for the Acquired Assets, Imugene US assumed certain liabilities, paid us $8 million in cash, and issued us convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13 million. The Imugene Convertible Note was a non-interest bearing and had a maturity date of the first anniversary of the Closing Date (the “Maturity Date”). On the Maturity Date, the Imugene Convertible Note was redeemed through the payment of $9.75 million in cash, and the remaining amount of the note was converted into ordinary shares of Imugene Limited. The ordinary shares of Imugene Limited were determined using a conversion price based on the 10-day volume weighted average price of Imugene Limited’s ordinary shares prior to the date of conversion.

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

In addition, under the License Agreement, we are eligible to receive milestone payments of up to an aggregate of $206 million for azer-cel, inclusive of a payment of $8 million in cash and equity upon successful completion of the Phase 1b dosing in the CAR T relapsed LBCL patient population. For azer-cel, we are eligible to receive double-digit royalties on net sales. For up to three additional research programs to be developed by Imugene, we are eligible for up to $145 million in milestone payments and, if licensed products are approved and sold, tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of such licensed products. In addition, we are eligible to receive mid-single digit percentage-based fees for certain change of control transactions involving Imugene and for partnering transactions involving a licensed product. Imugene’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of 10 years following the first commercial sale of the respective licensed product.

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

We concluded the Imugene License Agreement represents functional intellectual property in accordance with ASC 606 given we do not expect to provide any additional services to Imugene outside of the right to use the licensed intellectual property. As of December 31, 2024 management has constrained all variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the year ended December 31, 2024.

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

We will also be eligible to receive milestone payments of up to an aggregate of approximately $1.4 billion as well as certain research funding. If licensed products resulting from the collaboration are approved and sold, we will also be entitled to receive tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of licensed products, subject to customary potential reductions. Novartis’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of 10 years following the first commercial sale of the licensed product.

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

During the years ended December 31, 2024 and 2023 we recognized revenue under the Novartis Agreement of $6.4 million and $22.7 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $26.3 million and $32.4 million as of December 31, 2024 and December 31, 2023, respectively, of which $3.0 million and $7.4 million, respectively, was included in current liabilities within the balance sheets.

Prevail Therapeutics, Inc.

On November 19, 2020, we entered into a development and license agreement with Eli Lilly and Company (“Lilly”) to collaborate to discover and develop in vivo gene editing products incorporating ARCUS nucleases to utilize ARCUS for the research and development of potential in vivo therapies for genetic disorders, which was subsequently assigned to Prevail Therapeutics Inc., a wholly-owned subsidiary of Lilly (“Prevail”), effective November 1, 2022 (the “Original Prevail Agreement”).

On June 30, 2023, we entered into an amended and restated development and license agreement (the “Prevail Agreement”) with Prevail. The Prevail Agreement amended and restated the Original Prevail Agreement. Pursuant to the terms of the Prevail Agreement, we and Prevail continued to collaborate on developing our ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, including Duchenne muscular dystrophy, a liver-directed target, and a central nervous system directed target. Pursuant to the Prevail Agreement, manufacturing initial clinical trial material for the first licensed product, which was previously our responsibility to conduct at Prevail’s expense, instead became Prevail’s responsibility at Prevail’s expense.

On April 11, 2024, we received written notice from Prevail of its termination of the Prevail Agreement. Prevail’s notice informed us that Prevail was exercising its right pursuant to Section 15.3.2 of the Prevail Agreement to terminate the Prevail Agreement in its entirety without cause upon 90 days’ prior written notice to us. We subsequently exercised our rights to the return of the three programs. The termination was effective on July 10, 2024.

During the years ended December 31, 2024 and 2023, we recognized revenue under the Prevail Agreement of $52.7 million and $26.0 million, respectively. The Company has no deferred revenue under the Prevail Agreement as of December 31, 2024, due to the termination. Deferred revenue related to the Prevail Agreement was $52.7 million as of December 31, 2023, of which $4.7 million was included in current liabilities within the balance sheet.

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

We adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the IECURE equity during the year ended December 31, 2024. During the year ended December 31, 2023, we recorded a $0.6 million increase in the carrying value of our iECURE equity to adjust to fair value.

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

Gain on Changes in Fair Value

The change in fair value represents the assessed changes in assets and liabilities carried at fair value.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and December 31, 2023, together with the changes in those items in dollars:

	Years ended December 31,
(in thousands)	2024	2023	Change
Revenue	$68,696	$48,727	$19,969
Operating expenses:
Research and development	59,559	53,375	6,184
General and administrative	35,299	39,088	(3,789)
Total operating expenses	94,858	92,463	2,395
Loss from operations	(26,162)	(43,736)	17,574
Other income (expense), net:
Loss from equity method investment	(1,084)	(4,931)	3,847
Gain on changes in fair value	258	1,145	(887)
Gain on change in fair value of warrant liability	29,610	—	29,610
Interest expense	(1,782)	(2,230)	448
Interest income	6,763	7,686	(923)
Loss on disposal of assets	(436)	(461)	25
Total other income, net	33,329	1,209	32,120
Income (loss) from continuing operations	7,167	(42,527)	49,694
Loss from discontinued operations (including gain on disposal of $8,446 during the year ended December 31, 2023)	—	(18,792)	18,792
Net income (loss)	$7,167	$(61,319)	$68,486

Revenue

Revenue for the year ended December 31, 2024 was $68.7 million, compared to $48.7 million for the year ended December 31, 2023. The increase of $20.0 million in revenue during the year ended December 31, 2024 was primarily the result of a $26.7 million increase in revenue related to the Prevail Agreement as the remaining deferred revenue under the agreement was recognized during the year ended December 31, 2024 following conclusion of the collaboration in April 2024. Additionally, there was a $9.5 million increase in revenue in the year ended December 31, 2024 as a result of the TG License Agreement and the license agreement with Caribou. Partially offsetting the increase was a $16.3 million decrease in revenue recognized under the Novartis Agreement during the year ended December 31, 2024 compared to year ended December 31, 2023 as we near the completion of our pre-clinical work plan.

Research and Development Expenses

	Years ended December 31,
(in thousands)	2024	2023	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	16,111	9,261	6,850
PBGENE-3243 external development costs	9,808	352	9,456
Platform development and early-stage research expenses:
Employee-related costs (other than share-based compensation)	18,753	19,788	(1,035)
Share-based compensation	2,560	3,642	(1,082)
Laboratory supplies and services	3,016	5,741	(2,725)
CMOs and outsourced research and development	1,083	4,753	(3,670)
Facility-related costs, laboratory equipment, and maintenance	3,082	3,308	(226)
Depreciation and amortization	2,718	4,022	(1,304)
Licensing fees and other research and development costs	2,428	2,508	(80)
Total research and development expenses	$59,559	$53,375	$6,184

Research and development expenses for the year ended December 31, 2024 were $59.6 million, compared to $53.4 million for the year ended December 31, 2023. The increase of $6.2 million was primarily due to direct spending increases of $16.2 million due to

PBGENE-HBV and PBGENE-3243 advancing towards the clinic. These higher costs were partially offset by platform development and early stage research expenses decreasing by $10.1 million, including a $3.7 million decrease in CMOs and outsourced research and development costs, a $2.7 million decrease in laboratory supplies and services expenses, a $2.1 million decrease in employee-related costs and share-based compensation expense, and a $1.3 million decrease in depreciation and amortization expense.

General and Administrative Expenses

General and administrative expenses were $35.3 million for the year ended December 31, 2024 compared to $39.1 million for the year ended December 31, 2023. The decrease of $3.8 million was primarily due to a $1.0 million decrease in employee-related expenses, a $0.7 million decrease in consulting fees, and $0.5 million decreases each in information technology expenses and depreciation and amortization expense.

Loss from Equity Method Investment

Loss from equity method investment was $1.1 million during the year ended December 31, 2024. Loss from equity method investment was $4.9 million during the year ended December 31, 2023, which represented our proportionate share of Elo’s net loss for such periods.

Gain on Changes in Fair Value

Gain on changes in fair value was $0.3 million for the year ended December 31, 2024, which was primarily attributed to an increase during such period in the fair value of the Imugene Convertible Note and the ordinary shares issued thereunder and still held by us at the end of the period. Gain on changes in fair value was $1.1 million for the year ended December 31, 2023, which was attributed to an increase in the fair value of the Imugene Convertible Note.

Gain on Change in Fair Value of Warrant Liability

Gain from change in fair value of the warrant liability of $29.6 million for the year ended December 31, 2024 represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering. There was no warrant liability in the year ended December 31, 2023.

Interest Expense

Interest expense was $1.8 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively. The $0.4 million decrease in interest expense was the result of lower interest rates during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Interest Income

Interest income was $6.8 million during the year ended December 31, 2024 compared to $7.7 million during the year ended December 31, 2023. The $0.9 million decrease in interest income was the result of lower interest rates during the year ended December 31, 2024 as compared to the year ended December 31, 2023

Loss on Disposal of Assets

Loss on disposal of assets was $0.4 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively.

Loss from Discontinued Operations

There was no loss from discontinued operations during the year ended December 31, 2024 compared to a loss of $18.8 million during the year ended December 31, 2023. The $18.8 million loss during the year ended December 31, 2023 consisted of research and development expenses for our historical cell therapy operations, partially offset by an $8.4 million gain on disposal of our CAR T infrastructure.

Income Taxes

Since our inception in 2006, we have generated cumulative federal and state NOL and R&D credit carryforwards for which we have not recorded any net tax benefit due to the uncertainty around utilizing these tax attributes within their respective carryforward periods. As of December 31, 2024, we had federal and state NOL carryforwards of $235.5 million and $212.0 million respectively, which may be available to offset future taxable income. The U.S. federal NOLs carryforward indefinitely. The state NOL carryforwards begin to expire in 2027. As of December 31, 2024, we also had federal and state R&D tax credits of $20.2 million and an amount less than $0.1 million, which begin to expire in 2029 and 2030, respectively. As of December 31, 2024 we had federal Orphan Drug credits of $13.5 million which begin to expire in 2038. As of December 31, 2024, we also have federal contribution carryforwards of $0.1 million, which begin to expire in 2026. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Liquidity and Capital Resources

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.

We have incurred significant operating losses since our inception and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of December 31, 2024, we had an accumulated deficit of $482.5 million.

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

As of December 31, 2024, we had cash and cash equivalents of $85.9 million and $22.6 million in restricted cash under the 2024 Term Loan, which replaced our Revolving Line on July 31, 2024. Pursuant to our July 31, 2024 amended and restated loan and security agreement with Banc of California (the “2024 Loan and Security Agreement”), we are not entitled to borrow any additional amounts under the 2024 Term Loan and are required to maintain an aggregate balance in a cash security account with Banc of California (the “Cash Security Account”) at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.

As described in Part I. Item 1A. “Risk Factors,” we believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, expected operational receipts, including upfront and potential near-term consideration to be received from our licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of current global macroeconomic conditions. If we are unable to obtain sufficient financing on a timely basis or on favorable terms, we may be required to significantly delay, alter reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy, or capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.

As of the filing of this Annual Report on Form 10-K, we will be subject to the Baby Shelf Rule, as defined and described in “Risk Factors – We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.” in Part I, Item 1A. of this Annual Report on Form 10-K. As a result of the Baby Shelf Rule, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3, including under our ATM facility, until such time as our public float exceeds $75 million.

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

Cash Flows

Our cash, cash equivalents, and restricted cash totaled $108.5 million and $116.7 million as of December 31, 2024, and 2023, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	For the Years Ended December 31,
(in thousands)	2024	2023
Components of cash used in operating activities:
Net income (loss)	7,167	(61,319)
Non-cash adjustments	(11,613)	18,692
Changes in operating assets and liabilities	(53,999)	(41,487)
Net cash used in operating activities	$(58,445)	$(84,114)
Net cash (used in) provided by investing activities	(215)	5,829
Net cash provided by financing activities	50,450	5,387
Decrease in cash, cash equivalents and restricted cash	$(8,210)	$(72,898)

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs.

Cash used in operating activities during the year ended December 31, 2024 was $58.4 million, compared to $84.1 million during the year ended December 31, 2023. The $25.7 million decrease in cash used in operating activities was primarily driven by a $68.5 million increase in net income, partially offset by decreases of $30.3 million in non-cash adjustments and $12.5 million in changes in operating assets and liabilities.

The $30.3 million year over year decrease in non-cash adjustments was primarily driven by a $29.6 million decrease in the change in fair value of warrants which we did not have in the year ended December 31, 2023. The decreases in equity method investment and depreciation and amortization were substantially offset by the gain on changes in fair value and the gain on disposal of the cell therapy business which occurred in the year ended December 31, 2023.

The $12.5 million year over year decline in cash used in operating assets and liabilities is primarily driven by a decrease in net changes of deferred revenue as a result of the conclusion of the Prevail collaboration. Increase from the maturity of the Imugene Convertible Note in the year ended December 31, 2024 and net changes of accounts receivable were offset by changes in accounts payable, other assets and current assets, other liabilities and current liabilities, and contract asset.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the year ended December 31, 2024 was $0.2 million, compared to $5.8 million provided by investing activities in the year ended December 31, 2023. The $6.0 million decrease in cash provided by investing activities was primarily the result of the $8.0 million proceeds from the disposal of CAR T infrastructure in 2023, partially offset by $2.0 million of property, equipment, and software purchases during the year ended December 31, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was $50.5 million, compared to $5.4 million during the year ended December 31, 2023. The $45.1 million increase in cash provided by financing activities during the year ended December 31, 2024 was primarily due to a $44.4 million increase in net proceeds from offerings of common stock in the year ended December 31, 2024 as compared to the year ended December 31, 2023 and $0.9 million in net proceeds from the issuance of common stock to TG Therapeutics in the year ended December 31, 2024.

Debt Obligations

On July 31, 2024, we replaced the Revolving Line with the 2024 Term Loan with an aggregate principal amount of $22.5 million. The stated interest rate under the 2024 Term Loan is equal to the greater of 1.50% below the Prime Rate or 4.5%. As of July 31, 2024, the stated interest rate was 7.00%. As of December 31, 2024, the outstanding principal balance on the 2024 Term Loan was $22.5 million, the stated interest rate was 6.0% and the effective interest rate was 6.43%.

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

We believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, expected operational receipts, including upfront and potential near-term consideration to be received from licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We expect our cash runway to be sufficient to achieve first-in-human Phase 1 clinical data for two of our wholly-owned in vivo gene editing programs. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity or debt financings, collaboration agreements, other third‑party funding, strategic alliances, licensing arrangements and marketing and/or distribution arrangements. See “Risk Factors–– We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.” in Part I. Item 1A. of this Annual Report on Form 10-K for a further discussion of our ability to generate and obtain adequate amounts of funding in connection with our continuing operations.

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

Contractual Obligations and Commitments

In addition to the contractual obligations and commitments as described elsewhere in this Annual Report on Form 10-K with respect to leases, the Term Loan, and intellectual property licenses, we also enter into contracts in the normal course of business with CMOs, universities, and other third parties for preclinical research studies, testing, manufacturing services, and other services and products for operating purposes. These contracts are generally cancelable upon written notice.

The Company does not have any material capital expenditure commitments at December 31, 2024.

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

Revenue related to performance obligations satisfied over time could be materially impacted as a result of changes in the estimated research effort to satisfy performance obligations or changes in the transaction price related to variable consideration. For example, in in the year ended December 31, 2024, we did not record any cumulative catch-up adjustments on contracts.

Warrant Liability

The warrants issued in the March 2024 Public Offering were recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognized the warrant instruments as liabilities at fair value and will remeasure the instruments to fair value at each balance sheet date, with changes in fair value recognized in our statements of operations, until exercised or expiration. The fair value of the warrants were initially estimated using a Black-Scholes option pricing model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to make certain estimates and judgments in our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Actual costs incurred could differ materially from estimates. Examples of estimated accrued research and development expenses include fees paid to the following:

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

Recent Accounting Pronouncements

Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the accompanying notes to the financial statements for a discussion of recent accounting pronouncements and new accounting pronouncements adopted during 2024.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined under applicable regulations promulgated by the SEC. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. As a smaller reporting company, we are able to take advantage of certain exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict whether investors will find our common stock less attractive if we rely on the exemptions available to smaller reporting companies. If investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and restricted cash which are denominated in U.S. dollars. We had cash, cash equivalents, and restricted cash of $108.5 million, or 80% of our total assets, on December 31, 2024 and $116.7 million, or 73% of our total assets, on December 31, 2023. Interest income earned on our assets was $6.8 million and $7.7 million for the years ended December 31, 2024 and December 31, 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our financial statements. A hypothetical 10% change in existing interest rates would not have had a material impact on the value of our cash and cash equivalents as of December 31, 2024.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report and are incorporated herein by reference. An index of those financial statements is found in Part IV. Item 15. of this Annual Report on Form 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s annual report on internal control over financial reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer a non-accelerated filer within the meaning of the Exchange Act.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

On August 2, 2024, Michael Amoroso, our President and Chief Executive Officer, entered into a sell-to-cover instruction letter intended to satisfy the affirmative defense conditions under Rule 10b5-1(c). Mr. Amoroso’s instruction letter provides for sales of such number of shares of our common stock as are necessary to satisfy the applicable tax withholding obligations arising from the vesting of Restricted Stock Units (“RSUs”) granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. Mr. Amoroso’s instruction letter may only be modified, terminated or amended by a signed writing provided by Mr. Amoroso during an open trading window under the Company’s insider trading policies.

On October 1, 2024, Alex Kelly, our Chief Financial Officer, entered into a sell-to-cover instruction letter intended to satisfy the affirmative defense conditions under Rule 10b5-1(c). Mr. Kelly’s instruction letter provided for sales of such number of shares of our common stock as were necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs granted to him. The total number of shares that may have been sold pursuant to the sell-to-cover instruction letter was not determinable. Mr. Kelly’s instruction letter was terminated on December 27, 2024, by a signed writing provided by Mr. Kelly during an open trading window under the Company’s insider trading policies.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS

The following information with respect to our board of directors and executive officers is presented as of March 26, 2025:

Name	Age	Position at Precision BioSciences, Inc.	Principal Employment
Executive Officers
Michael Amoroso	47	President, Chief Executive Officer and Director	Same
John Alexander Kelly	58	Chief Financial Officer	Same
Dario Scimeca	50	General Counsel and Secretary	Same
Jeff Smith, Ph.D.	51	Chief Research Officer	Same
Non-Employee Directors
Kevin Buehler	67	Chair of the Board and Director	Former Division Head of Alcon Laboratories, Inc. a division of Novartis AG
Melinda Brown	68	Director	Former Senior Vice President and Controller of Tapestry, Inc.
Stanley Frankel, M.D.	66	Director	Former Chief Medical Officer of Cytovia Therapeutics, Inc.
Geno Germano	64	Director	Former President, Chief Executive Officer and Director of Elucida Oncology, Inc.
Shari Lisa Piré, J.D.	60	Director	Chief Legal & Sustainability Officer at Plume Design, Inc.

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

The remaining information required by this item will be included in our definitive proxy statement (“2025 Proxy Statement”) to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

(a)(3) Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1††	Asset Purchase Agreement, dated as of August 15, 2023, by and among Precision BioSciences, Inc., Imugene (USA) Inc. and Imugene Limited.	8-K/A	001‑38841	2.1	8/21/2023
3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8‑K	001-38841	3.1	4/1/2019
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	2/13/2024
3.3	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001‑38841	3.1	12/22/2023
4.1	Specimen Common Stock Certificate.	S‑1/A	333‑230034	4.1	3/18/2019
4.2	Form of Indenture.	S-3	333-272540	4.3	6/9/2023
4.3	Form of Warrant.	8-K	001-38841	4.1	3/1/2024
4.4	Description of Registrant’s Securities.					*
10.1	Amended and Restated Loan and Security Agreement, entered into as of July 31, 2024, by and between Banc of California and Precision BioSciences, Inc.	10-Q	001-38841	10.7	8/01/2024
10.2†††	License Agreement, dated January 7, 2024, by and among TG Therapeutics, Inc., TG Cell Therapy, Inc. and Precision BioSciences, Inc.	10-K	001-38841	10.2	3/27/2024
10.3†††	License Agreement, effective as of August 15, 2023 by and between Precision BioSciences, Inc. and Imugene (USA) Inc.	8-K/A	001-38841	10.1	8/21/2023
10.4††	Program Purchase Agreement, dated April 9, 2021, by and among Les Laboratoires Servier, Institut de Recherches Internationales Servier, and Precision BioSciences, Inc.	10-Q	001-38841	10.1	5/13/2021
10.5†††	Amended and Restated Development and License Agreement, dated June 30, 2023, by and between Prevail Therapeutics, Inc. and Precision BioSciences, Inc.	8-K	001-38841	10.1	7/6/2023
10.6†††	Collaboration and License Agreement, dated June 14, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.1	6/21/2022
10.7†	License Agreement, dated April 17, 2006, as amended, by and between Duke University and Precision BioSciences, Inc.	S‑1	333‑230034	10.2	3/1/2019
10.8†	Patent Cross‑License Agreement, dated January 23, 2014, by and between Cellectis SA and Precision BioSciences, Inc.	S‑1	333‑230034	10.3	3/1/2019
10.9	Lease Agreement, dated April 5, 2010, as amended, by and between Precision BioSciences, Inc. and Venable Tenant, LLC.	10-K	001-38841	10.12	3/27/2024
10.10#	2006 Stock Incentive Plan, as amended, and form of award agreements thereunder.	S‑1	333‑230034	10.8	3/1/2019
10.11#	2015 Stock Incentive Plan, as amended, and form of award agreements thereunder.	S‑1	333‑230034	10.9	3/1/2019
10.12#	2019 Incentive Award Plan (As Amended and Restated Effective June 4, 2024) and forms of award agreements thereunder.	8-K	001-38841	10.1	6/10/2024
10.13#	2019 Employee Stock Purchase Plan.	S‑1/A	333‑230034	10.11	3/18/2019
10.14#	2021 Employment Inducement Incentive Award Plan and forms of award agreements thereunder.	S-8	333-259369	99.3	9/7/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15#	Amendment, effective as of August 22, 2022, to the 2021 Employment Inducement Incentive Award Plan.	S-8	333-267079	99.4	8/26/2022
10.16#	Amendment, effective as of June 4, 2024, to the 2021 Employment Inducement Incentive Award Plan.	S-8	333-280618	99.4	7/1/2024
10.17#	Executive Employment Agreement, dated January 22, 2024, by and between Michael Amoroso and Precision BioSciences, Inc.	8-K	001-38841	10.1	1/23/2024
10.18#	Executive Employment Agreement, dated January 22, 2024, by and between Alex Kelly and Precision BioSciences, Inc.	8-K	001-38841	10.2	1/23/2024
10.19#	Executive Employment Agreement, dated January 22, 2024, by and between Dario Scimeca and Precision BioSciences, Inc.	8-K	001-38841	10.3	1/23/2024
10.20#	Executive Employment Agreement, dated January 22, 2024, by and between Jeff Smith and Precision BioSciences, Inc.	8-K	001-38841	10.4	1/23/2024
10.21#	Form of Indemnification Agreement between Precision BioSciences, Inc. and its directors and officers.	S‑1A	333‑230034	10.17	3/18/2019
10.22#	Non‑Employee Director Compensation Plan (as amended).	10-Q	001-38841	10.1	5/9/2023
10.23#	Consulting Agreement between Precision BioSciences, Inc. and Dr. Alan List, dated September 13, 2024	10-Q	001-38841	10.1	11/04/2024
19.1	Precision BioSciences, Inc. Insider Trading Compliance Policy					*
21.1	Subsidiaries of Precision BioSciences, Inc.					*
23.1	Consent of Deloitte & Touche LLP.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97	Clawback policy	10-K	001-38841	97	3/27/2024
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

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

Precision BioSciences, Inc.

Date: March 26, 2025	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: March 26, 2025	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Amoroso	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2025
Michael Amoroso

/s/ John Alexander Kelly	Chief Financial Officer (principal financial and accounting officer)	March 26, 2025
John Alexander Kelly

/s/ Kevin Buehler	Chair of the Board and Director	March 26, 2025
Kevin Buehler

/s/ Melinda Brown	Director	March 26, 2025
Melinda Brown

/s/ Stanley Frankel, M.D.	Director	March 26, 2025
Stanley Frankel, M.D.

/s/ Geno Germano	Director	March 26, 2025
Geno Germano

/s/ Shari Lisa Piré	Director	March 26, 2025
Shari Lisa Piré

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Precision BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Precision BioSciences, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warrant Liability — Refer to Notes 1, 10, and 13 to the financial statements

Critical Audit Matter Description

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. Liability-classified warrants are recorded at their fair value and are subject to subsequent remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The Company entered into an underwriting agreement relating to the issuance and sale of an aggregate of 2,500,000 shares of its common stock and warrants to purchase an additional 2,500,000 shares of its common stock (the “warrants”) at a combined price of $16.00 per share on March 1, 2024. The warrants do not meet all the requirements for equity classification under ASC 815, Derivatives and Hedging, and therefore they are accounted for as a warrant liability at fair value on the Company’s balance sheet.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of the warrants. Estimates and assumptions affecting the fair value measurement as of December 31, 2024, include the risk-free interest rate, the expected volatility of common stock, the fair value per share of the underlying shares of common stock, the expected term of the warrants, and a zero-dividend yield. The most significant assumption impacting the fair value of the warrants is the expected volatility of common stock, which the Company based primarily on the blended equity volatilities of the Company and comparable public companies, which were selected based on the similarity of their operations to those of the Company as well as their tenure as a public company. As of December 31, 2024, the warrant liability was $2.8 million, and the change in fair value recognized in the statement of operations for the year ended December 31, 2024, was a gain of $29.6 million included in other income.

We identified warrants as a critical audit matter because of the significant judgments necessary in determining the balance sheet classification and the fair value of the warrant liability. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s expected volatility of common stock, including selection of the comparable public companies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to determining the balance sheet classification and the fair value of the warrant liability included the following, among others:

•
We evaluated the adequacy of management’s accounting assessment and their conclusion to classify warrants as a liability considering ASC 815 and ASC 480, Distinguishing Liabilities from Equity.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the fair value measurement of the warrant liability, as follows:
o
Evaluated management’s selection of the Black-Scholes model to determine the fair value measurements of the warrant liability.
o
Evaluated the incorporation of the applicable estimates and assumptions into the Black-Scholes model and risk-free interest rate as well as testing the model’s mathematical accuracy.
o
Tested the underlying source information used by management in making the estimates and assumptions, including the selection of the comparable public companies used in the expected volatility of the common stock.
o
Developed an independent estimate and compared our estimate to that used by management.
•
We evaluated the presentation of the warrants in the financial statements and the related fair value measurement footnote disclosure.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 26, 2025

We have served as the Company’s auditor since 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION BIOSCIENCES, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$85,899	$116,678
Accounts receivable	229	901
Marketable securities	413	—
Prepaid expenses	6,441	5,977
Convertible note receivable	—	11,897
Assets held for sale	169	487
Contract asset	1,469	—
Other current assets	369	419
Total current assets	94,989	136,359
Restricted cash	22,569	—
Property, equipment, and software—net	3,089	6,338
Intangible assets—net	622	400
Right-of-use assets—net	7,090	8,263
Investment in equity securities	3,206	3,206
Note receivable—net	4,602	4,990
Other assets	221	225
Total assets	$136,388	$159,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,312	$2,968
Accrued compensation	5,182	4,978
Accrued research and development expenses	2,016	1,557
Deferred revenue	2,957	12,035
Loan payable—current portion	—	22,412
Lease liabilities	1,320	1,133
Other current liabilities	989	2,391
Current liabilities of discontinued operations	1,204	2,513
Total current liabilities	14,980	49,987
Loan payable	22,321	—
Deferred revenue	23,300	73,082
Lease liabilities	6,404	7,723
Warrant liability	2,796	—
Contract liabilities	10,000	10,000
Other noncurrent liabilities	194	128
Total liabilities	79,995	140,920
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 8,229,730 shares issued and 8,202,715 shares outstanding as of December 31, 2024; 4,191,053 shares issued and 4,164,038 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	539,808	509,443
Accumulated deficit	(482,464)	(489,631)
Treasury stock	(952)	(952)
Total stockholders’ equity	56,393	18,861
Total liabilities and stockholders’ equity	$136,388	$159,781

See notes to financial statements

PRECISION BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023
Revenue	$68,696	$48,727
Operating expenses
Research and development	59,559	53,375
General and administrative	35,299	39,088
Total operating expenses	94,858	92,463
Operating loss	(26,162)	(43,736)
Other income (expense):
Loss from equity method investment	(1,084)	(4,931)
Gain on changes in fair value	258	1,145
Gain on change in fair value of warrant liability	29,610	—
Interest expense	(1,782)	(2,230)
Interest income	6,763	7,686
Loss on disposal of assets	(436)	(461)
Total other income	33,329	1,209
Income (loss) from continuing operations	$7,167	$(42,527)
Loss from discontinued operations (including gain on disposal of $8,446 during the year ended December 31, 2023)	—	(18,792)
Net income (loss)	$7,167	$(61,319)

Net income (loss) per share
Basic	$1.05	$(15.96)
Diluted	$1.04	$(15.96)

Weighted-average shares of common stock outstanding
Basic	6,832,982	3,841,405
Diluted	6,883,911	3,841,405

See notes to financial statements

PRECISION BIOSCIENCES, INC.

STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance- December 31, 2022	3,725,689	1	$489,696	$(428,312)	$(952)	$60,433
Stock option exercises	3,196	—	31	—	—	31
Issuance of common stock under employee stock purchase plan	18,101	—	370	—	—	370
Share-based compensation expense	—	—	14,040	—	—	14,040
Restricted stock units vested	46,893	—	—	—	—	—
Net proceeds from issuance of common stock	397,174	—	5,306	—	—	5,306
Net loss	—	—	—	(61,319)	—	(61,319)
Balance- December 31, 2023	4,191,053	$1	$509,443	$(489,631)	$(952)	$18,861
Issuance of common stock under employee stock purchase plan	23,831	—	249	—	—	249
Share-based compensation expense	—	—	12,604	—	—	12,604
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance costs	2,500,000	—	4,610	—	—	4,610
Proceeds from issuance of common stock to collaboration partners and licensees	97,360	—	905	—	—	905
Proceeds from issuance of common stock through ATM facility, net of issuance cost	1,290,354	—	11,697	—	—	11,697
Proceeds from issuance of common stock, net of issuance cost	25,000	—	300	—	—	300
Restricted stock units vested	102,132	—	—	—	—	—
Net Income	—	—	—	7,167	—	7,167
Balance- December 31, 2024	8,229,730	$1	$539,808	$(482,464)	$(952)	$56,393

See notes to financial statements

PRECISION BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net Income (loss)	$7,167	$(61,319)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,404	6,817
Share-based compensation	12,604	14,040
Loss on disposal of assets	436	563
Gain on disposal of business	—	(8,446)
Non-cash interest expense	249	368
Amortization of right-of-use assets	1,173	1,438
Gain on changes in fair value	(258)	(1,145)
Loss from equity method investment	1,084	4,931
Amortization of discount on note receivable	(695)	(515)
Gain on change in fair value of warrant liability	(29,610)	—
Impairment charges	—	641
Changes in operating assets and liabilities:
Prepaid expenses	(464)	1,051
Marketable securities	1,990	—
Convertible note receivable	9,750	—
Accounts receivable	672	(181)
Contract asset	(1,469)	—
Other assets and other current assets	(262)	1,752
Accounts payable	(2,096)	1,508
Other liabilities and other current liabilities	(2,128)	(724)
Deferred revenue	(58,860)	(43,947)
Lease liabilities	(1,132)	(946)
Net cash used in operating activities	(58,445)	(84,114)
Cash flows from investing activities:
Proceeds from disposal of business	—	8,000
Purchases of property, equipment and software	(250)	(1,957)
Purchases of intangibles assets	(25)	(321)
Proceeds from sale of equipment	60	107
Net cash (used in) provided by investing activities	(215)	5,829
Cash flows from financing activities:
Proceeds from stock option exercises	—	31
Proceeds from employee stock purchase plan	249	370
Proceeds from offering of common stock and warrants, net of issuance costs	49,333	4,986
Proceeds from offering of common stock to collaboration partners and licensees	905	—
Repayment of revolving credit facility	(22,505)	—
Borrowings from term loan debt facility, net of issuance costs paid to lender	22,468	—
Net cash provided by financing activities	50,450	5,387
Net decrease in cash, cash equivalents and restricted cash	(8,210)	(72,898)
Cash, cash equivalents, and restricted cash—beginning of period	116,678	189,576
Cash, cash equivalents, and restricted cash —end of period	$108,468	$116,678
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$85,899	$116,678
Restricted cash	$22,569	$—
Total of cash, cash equivalents and restricted cash	$108,468	$116,678
Supplemental disclosures of noncash financing and investing activities:
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$48	$14
Intangible asset additions included in accounts payable and accrued expenses and other current liabilities	$250	$—
Cash paid for interest	$1,738	$2,018
Unsettled at-the-market issuances of common stock included in other current assets	$—	$320

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

Since its inception, the Company has devoted substantially all of its efforts to research and development activities, recruiting skilled personnel, establishing its intellectual property portfolio and providing general and administrative support for these operations. The Company is subject to a number of risks similar to those of other companies conducting early-stage research and development of product candidates. Principal among these risks are the Company’s dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, obtain regulatory approval of its products, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

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

The accompanying financial statements have been recast for all periods presented to reflect the assets, liabilities and expenses related to discontinued operations (discussed below). The accompanying financial statements are generally presented in conformity with the Company’s historical format.

Reverse Stock Split

On February 13, 2024, the Company amended its amended and restated certificate of incorporation in order to effect a 1-for-30 reverse stock split of its outstanding shares of capital stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 30 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying financial statements and other financial information in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 2024 Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted to give effect to the Reverse Stock Split) on The Nasdaq Capital Market on February 13, 2024, the last trading day immediately preceding the effective time of the Reverse Stock Split.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

As of December 31, 2024 and December 31, 2023, the Company held cash equivalents which are composed of money market funds.

Restricted Cash

Restricted cash includes a cash security account with Banc of California pursuant to the 2024 Loan and Security Agreement (as defined in Note 12, Debt, below). The balance is classified as long-term on the Company’s balance sheets as the maturity date under the 2024 Loan and Security Agreement is June 30, 2027. As of December 31, 2024, the Company had a restricted cash balance of $22.6 million. There was no restricted cash as of December 31, 2023.

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

Revenue from Prevail and TG Therapeutics accounted for 77% and 12% of revenue during the year ended December 31, 2024, respectively. Revenue from Prevail and Novartis accounted for 62% and 38% of revenue during the year ended December 31, 2023, respectively. Novartis accounted for all of the Company’s deferred revenue as of December 31, 2024.

In addition, the Company currently holds a $10.0 million promissory note payable from Elo (defined below), which exposes the Company to potential losses in the event of default. Counterparty credit risk is monitored through periodic reviews of financial records. As of December 31, 2024, the Company considers the risk of counterparty default to be minimal.

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

As of both December 31, 2024 and December 31, 2023, the Company held common stock in iECURE (defined below) with a fair value of $3.2 million.

Investments under the Equity Method

The Company utilizes the equity method to account for investments when it is determined that the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. As the rate implicit in the Company’s leases are not readily determinable, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the year ended December 31, 2024, the Company did not record a cumulative catch up adjustment on its contracts with partners. During the year ended December 31, 2024, the Company recorded $59.1 million in revenue that was included in deferred revenue as of December 31, 2023.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024 and December 31, 2023, there were no differences between net income (loss) and comprehensive income (loss) in the accompanying statements of operations.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock.

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

Warrant Liability

As of December 31, 2024, warrants representing 2,500,000 shares of common stock issued in the March 2024 Public Offering were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company’s stock price, risk-free rate, and volatility. See Note 13, Warrants for more information.

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

Accounting Standards Updates

Recently Adopted Accounting Standards

In 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose significant segment expenses and other segment items. ASU 2023-07 also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 became effective for the annual period starting on January 1, 2024, and for the interim periods starting on January 1, 2025. The Company adopted ASU 2023-07 as of the required effective date and applied the guidance retrospectively to all periods presented. The adoption did not have a material impact on the financial statements. Refer to our segments disclosure in Note 16, Segment Reporting for more information.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes. Upon adoption, companies will be required to disclose additional specified categories in the rate reconciliation. Companies will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard is effective for annual periods beginning after December 15, 2024, and can be applied either prospectively or retrospectively. We plan to adopt the standard in our 2025 annual period and are currently assessing its effect on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures around an entity’s expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively. We plan to adopt the standard in our 2027 annual period and are currently assessing its effect on our financial statement disclosures.

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

Under the TG License Agreement, the Company is entitled to receive an upfront cash payment of $10.0 million (the “Upfront Payment”), an additional cash payment of $7.5 million in the event that TG Therapeutics achieves a certain clinical milestone that is expected to be achieved in the near-term (the “Initial Milestone Payment”), and additional payments upon the achievement of additional specified milestones of up to $288.6 million (the “Additional Milestone Payments”). As described below, up to $10.0 million of the cash payments potentially payable to the Company are payable in exchange for the issuance (the “Company Stock Issuances”) to TG Subsidiary of shares of the Company’s common stock.

The Upfront Payment of $10.0 million is comprised of (i) a $5.25 million cash payment that was paid to the Company on February 5, 2024, (ii) a $2.25 million cash payment that was paid to the Company on February 5, 2024 in exchange for 97,360 shares of the Company’s common stock, based on a price per share equal to a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million that was paid to the Company on January 6, 2025 in exchange for 220,712 shares of the Company’s common stock, based on a price per share equal to the greater of (A) 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the date of payment or (B) a minimum price of $11.1660 determined in accordance with Nasdaq Listing Rule 5635(d) (the “Minimum Price”).

The Initial Milestone Payment of $7.5 million, if payable, will consist of (i) a $5.25 million cash milestone payment and (ii) a $2.25 million cash payment payable in exchange for such number of shares of the Company’s common stock determined based on a price per share equal to the greater of (A) 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

The Additional Milestone Payments become due upon the achievement of certain milestones as specified in the TG License Agreement. Included within the Additional Milestone Payments is a potential payment of $3.0 million in connection with achievement of a milestone specified in the TG License Agreement, payable in exchange for such number of shares of the Company’s common stock determined based on a price per share equal to the greater of (A) 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the achievement of such milestone or (B) the Minimum Price.

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

If a licensed product under the TG License Agreement is approved and sold, TG Therapeutics is also required to pay the Company tiered royalties ranging from high-single-digit to low-double-digit percentages on net sales of the licensed product. TG Therapeutics’ obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of (i) the expiration of the last-to-expire valid claim in such country covering such licensed product; (ii) the expiration of any period of data, regulatory, or market exclusivity, or supplemental protection certificates (other than patents) covering the licensed product in such country; and (iii) a period of 10 years following the first commercial sale of the respective licensed product in such country.

Unless earlier terminated, the TG License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. The Company may terminate the TG License Agreement if TG Therapeutics fails to initiate certain development activities with respect to the licensed product by a specified date or ceases active development of the licensed product for a specified period of time. In addition, the Company may terminate the TG License Agreement if TG Therapeutics or any of its affiliates or sublicensees challenges the validity of any patents controlled by the Company. The Company or TG Therapeutics may terminate the TG License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the TG License Agreement or (ii) the other party’s insolvency.

Sale of Azer-cel CAR T Platform to Imugene

On August 15, 2023 the Company entered into an asset purchase agreement (the “Imugene Purchase Agreement”) with Imugene Limited (“Imugene Limited”), and its wholly owned subsidiary Imugene (USA) Inc. (“Imugene US” and together with Imugene Limited, “Imugene”). Pursuant to and simultaneously with the execution of the Imugene Purchase Agreement, Imugene US acquired the Company’s manufacturing infrastructure used in the development and manufacture of azer-cel, including assuming the lease to the Company’s manufacturing facility and certain contracts with respect to our manufacturing facility, and related equipment, supplies, azer-cel clinical trial inventory and other assets related to the Company’s CAR T cell therapy platform (the “Acquired Assets”). As part of the Imugene Purchase Agreement, Imugene US hired a number of the Company’s employees who were associated with the Company’s historical CAR T cell therapy operations.

In consideration for the Acquired Assets, Imugene US assumed certain liabilities, paid the Company $8 million in cash, and issued the Company convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13 million. The Imugene Convertible Note was non-interest bearing and had a maturity date of the first anniversary of the Closing Date (the “Maturity Date”). On the Maturity Date, the Imugene Convertible Note was redeemed through the payment of $9.75 million in cash and the remaining amount of the note was converted into ordinary shares of Imugene Limited. The ordinary shares of Imugene Limited were determined using a conversion price based on the 10-day volume weighted average price of Imugene Limited’s ordinary shares prior to the date of conversion.

Additionally, the Company entered into a license agreement with Imugene (the “Imugene License Agreement”) on the Closing Date, pursuant to which the Company granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of our allogeneic CAR T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the Imugene License Agreement, pursuant to the terms of the Imugene License Agreement.

In addition, under the License Agreement, the Company is eligible to receive milestone payments of up to an aggregate of $206 million for azer-cel, inclusive of a payment of $8 million in cash and equity upon successful completion of the Phase 1b dosing in the CAR T relapsed LBCL patient population. For azer-cel, the Company is eligible to receive double-digit royalties on net sales. For up to three additional research programs to be developed by Imugene, the Company is eligible for up to $145 million in milestone payments and, if licensed products are approved and sold, tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of such licensed products. In addition, the Company is eligible to receive mid-single digit percentage-based fees for certain change of control transactions involving Imugene and for partnering transactions involving a licensed product. Imugene’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of 10 years following the first commercial sale of the respective licensed product.

Unless earlier terminated, the Imugene License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of a defined royalty term for each licensed product and country. The Company may terminate the entire Imugene License Agreement due to a challenge to the Company’s patents brought by Imugene and a breach by Imugene in any material respect of the Imugene License Agreement, the Imugene Purchase Agreement or any related transaction documents. The Company may also terminate the Imugene License Agreement with respect to azer-cel if Imugene fails to initiate certain development activities with respect to azer-cel by a specified date, if Imugene fails to expend certain amounts on the development of azer-cel or if Imugene ceases active development of azer-cel for a specified period of time. Either party may terminate the Imugene License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the agreement or (ii) the other party’s insolvency.

In connection with the Imugene Purchase Agreement and the Imugene License Agreement, the Company and Imugene have entered into other related agreements and documents, including a registration rights agreement, a transition services agreement, a sublease for laboratory space at our headquarters and a parent company guaranty from Imugene Limited.

The Company concluded the Imugene License Agreement represents functional intellectual property in accordance with ASC 606 given the Company does not expect to provide any additional services to Imugene outside of the right to use the licensed intellectual property. As of December 31, 2024 management has constrained all variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the year ended December 31, 2024.

Collaboration and License Agreement with Novartis

On June 14, 2022, the Company entered into the Novartis Agreement, which became effective on June 15, 2022 (the “Novartis Effective Date”), to collaborate to discover and develop in vivo gene editing products incorporating its custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain diseases (collectively referred to as licensed products). Any initial licensed products under the Novartis Agreement will be developed for the potential treatment of certain hemoglobinopathies, including sickle cell disease and beta thalassemia.

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

In July 2022, the Company received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date, Novartis made an equity investment in the Company’s common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, the Company issued and sold to Novartis 413,581 shares of its common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $60.30 per share. The price per share of the Company’s common stock under the Novartis

Stock Purchase Agreement represented a 20% premium over the volume-weighted-average-price of the Company’s common stock over the 10 trading days preceding the execution date of the Novartis Stock Purchase Agreement.

The Company will also be eligible to receive milestone payments of up to an aggregate of approximately $1.4 billion as well as certain research funding. If licensed products resulting from the collaboration are approved and sold, the Company will also be entitled to receive tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of licensed products, subject to customary potential reductions. Novartis’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of 10 years following the first commercial sale of the licensed product.

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

During the years ended December 31, 2024 and 2023, the Company recognized revenue under the Novartis Agreement of $6.4 million and $22.7 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $26.3 million and $32.4 million as of December 31, 2024 and December 31, 2023, respectively, of which $3.0 million and $7.4 million, respectively, was included in current liabilities within the balance sheets.

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

On April 11, 2024, the Company received written notice from Prevail of its termination of the Prevail Agreement. Prevail’s notice informed the Company that Prevail was exercising its right to terminate the Prevail Agreement in its entirety without cause upon 90 days’ prior written notice to the Company. The Company subsequently exercised its rights to the return of the three programs. The termination was effective on July 10, 2024.

During the years ended December 31, 2024 and 2023, the Company recognized revenue under the Prevail Agreement of $52.7 million and $26.0 million, respectively. The Company has no deferred revenue under the Prevail Agreement as of December 31, 2024, due to the termination. Deferred revenue related to the Prevail Agreement was $52.7 million as of December 31, 2023, of which $4.7 million was included in current liabilities within the balance sheets.

Development and License Agreement with iECURE

In August 2021, the Company entered into a development and license agreement with iECURE (the “iECURE DLA”) under which iECURE was to advance its PBGENE-PCSK9 candidate through preclinical activities as well as a Phase 1 clinical trial in order to gain access to a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases, including OTC deficiency (the “PCSK9 License”). Simultaneously with the entry into the iECURE DLA, the Company and iECURE entered into an equity issuance agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued the Company common stock in iECURE as additional consideration for the PCSK9 license. Additionally, the Company is eligible to receive milestone and mid-single digit to low double digit royalty payments on sales of iECURE products developed with ARCUS.

The Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the IECURE equity during the year ended December 31, 2024. During the year ended December 31, 2023, we recorded a $0.6 million increase in the carrying value of our iECURE equity to adjust to fair value.

NOTE 3: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of December 31, 2024 there were 29,935 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.

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

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 180,190 stock options and 970,278 restricted stock units (“RSUs”) outstanding as of December 31, 2024.

The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of December 31, 2024, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 534,177 pursuant to this provision. Additionally, the number of shares available for issuance under the plan was increased by an additional 630,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on June 4, 2024. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of December 31, 2024, 99,638 shares were available to be issued under the 2019 Plan.

Up to 17,500 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of December 31, 2024, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 133,543 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2024, we had issued 56,911 shares under the 2019 ESPP. As of December 31, 2024, 94,132 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of $0.1 million during the years ended December 31, 2024 and 2023.

On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).

The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 500,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of December 31, 2024, 320,878 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 166,426 stock options and 5,242 RSUs outstanding as of December 31, 2024.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2024	2023
Employee	$11,023	$12,364
Nonemployee	1,581	1,676
	$12,604	$14,040

Share-based compensation expense is included in the following line items in the statements of operations (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$2,560	$4,355
General and administrative	10,044	9,685
	$12,604	$14,040

Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant using the following inputs:

	Years Ended December 31,
	2024	2023
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	87.93%	87.15%
Weighted-average risk-free interest rate	3.67%	3.89%
Expected term of options (in years)	5.63	5.78
Weighted-average fair value per option	$10.58	$17.41

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

The following table summarizes activity in the Company’s stock option plans for the years ended December 31, 2023 and December 31, 2024 :

	Outstanding Option Shares	Weighted- Average Exercise Price
Balance as of December 31, 2022	457,097	191.07
Granted	20,443	23.61
Exercised	(3,196)	9.59
Forfeited/canceled	(124,683)	221.38
Balance as of December 31, 2023	349,662	172.13
Granted	85,034	10.58
Exercised	—	—
Forfeited/canceled	(58,145)	166.04
Balance as of December 31, 2024	376,551	136.59

The intrinsic value of stock options exercised was $0 for the year ended December 31, 2024 as no stock options were exercised during the period. For December 31, 2023, the intrinsic value of stock options exercised was less than $0.1 million.

During the year ended December 31, 2024, the Company granted 881,233 RSUs with a grant date fair value of $9.1 million. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the years ended December 31, 2024 and December 31, 2023:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2022	120,550	106.49
Granted	161,161	34.49
Forfeited	(19,961)	109.19
Vested	(46,893)	112.02
Unvested RSUs as of December 31, 2023	214,857	51.03
Granted	881,233	10.33
Forfeited	(18,438)	23.04
Vested	(102,132)	55.51
Unvested RSUs as of December 31, 2024	975,520	14.32

There was approximately $12.7 million of total unrecognized compensation cost related to unvested stock options and RSUs as of December 31, 2024, which is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes certain information about stock options granted under the stock option plans which are vested or expected to vest as of December 31, 2024 and December 31, 2023.

Years Ended December 31,		Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
2024	Expected to be exercisable	376,551	7.10	$136.59
2024	Currently exercisable	248,617	6.31	$178.27
2023	Expected to be exercisable	349,662	7.15	$172.13
2023	Currently exercisable	223,019	6.58	$199.00

The following table summarizes certain information about stock options outstanding under the stock option plans for the years ended December 31, 2024 and December 31, 2023, respectively:

Year Ended December 31, 2024
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$10.33 - $46.50	130,872	8.40	41,626
$50.40 - $100.20	77,207	7.35	61,168
$122.40 - $174.90	50,056	6.87	37,295
$189.30 - $293.70	60,916	6.20	53,729
$305.10 - $480.00	57,500	4.97	54,799
	376,551		248,617

Year Ended December 31, 2023
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$12.30 - $46.50	67,401	7.65	27,084
$50.40 - $100.20	77,327	8.34	49,906
$122.40 - $174.90	64,477	7.35	35,163
$189.30 - $293.70	65,372	7.10	46,526
$305.10 - $480.00	75,085	5.33	64,340
	349,662		223,019

NOTE 4: RETIREMENT PLAN

In January 2011, the Company established a defined contribution 401(k) retirement savings plan (the “Retirement Plan”) available to all full-time employees. Employee contributions to the Retirement Plan can be 100% of annual compensation up to the prescribed annual maximum under the Internal Revenue Code. Administrative fees of less than $0.1 million were paid by the Company for the years ended December 31, 2024 and December 31, 2023.

The Retirement Plan includes a safe-harbor matching employer contribution equal to 100% of participants’ deferral contributions up to 4%. The Company made contributions of $0.6 million and $0.9 million to the Retirement Plan during each of the years ended December 31, 2024 and December 31, 2023, respectively. Retirement plan contributions made by the Company are recorded to research and development expense and general and administrative expense as incurred and are included in the statements of operations.

NOTE 5: IMPAIRMENT CHARGES

The Company recorded $0.2 million of impairment charges in continuing operations during the year ended December 31, 2024 related to property, equipment, and software, see Note 8, Property, Equipment and Software and Assets Held for Sale. The Company did not record any impairment changes in continuing operations during the year ended December 31, 2023.

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

The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s balance sheets as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Current liabilities of discontinued operations
Accounts payable	—	158
Accrued research and development expenses	1,204	2,355
Total current liabilities of discontinued operations	1,204	2,513

The following table summarizes the results of operations of the Company’s discontinued operations for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Classes of expenses constituting loss from discontinued operations
Research and development expense	—	(26,438)
General and administrative expense	—	(57)
Impairment of long lived assets	—	(641)
Loss on disposal of assets	—	(102)
Loss from discontinued operations related to classes of expenses	—	(27,238)
Gain from disposal of discontinued operations	—	8,446
Loss from discontinued operations	—	(18,792)

The following table presents the significant non-cash items and proceeds from sales of assets related to discontinued operations for the years ended December 31, 2024 and 2023 that are included in the accompanying statements of cash flows:

	For the Years Ended December 31,
	2024	2023
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	1,631
Share-based compensation	—	713
Impairment charges	—	641
Loss on disposal of assets	—	102
Gain on disposal of business	—	(8,446)
Cash flows provided by investing activities
Proceeds from disposal of business	—	8,000
Proceeds from sale of equipment	—	37

NOTE 7: EARNINGS PER SHARE

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

The computations of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Years Ended December 31,
	2024	2023
Income (loss) income from continuing operations (in thousands)	$7,167	$(42,527)
Income (loss) from discontinued operations (in thousands)	—	(18,792)
Net income (loss) (in thousands)	$7,167	$(61,319)

Basic weighted-average common shares	6,832,982	3,841,405
Dilutive impact of share-based awards	50,929	—
Diluted weighted-average common shares (1)	6,883,911	3,841,405

Basic net income (loss) per share:
Basic income (loss) from continuing operations	1.05	(11.07)
Basic income (loss) from discontinued operations	—	(4.89)
Basic net income (loss) per share	1.05	(15.96)

Diluted net income (loss) per share:
Diluted income (loss) from continuing operations	1.04	(11.07)
Diluted income (loss) from discontinued operations	—	(4.89)
Diluted net income (loss) per share	1.04	(15.96)

(1) 3,348,161 total common stock equivalents were excluded from the diluted weighted-average common shares calculation for the year ended December 31, 2024 as their inclusion would have been anti-dilutive. For the year ended December 31, 2023 all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

NOTE 8: PROPERTY, EQUIPMENT AND SOFTWARE AND ASSETS HELD FOR SALE

Property, equipment, and software consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Construction in progress	$9	$70
Leasehold improvements	12,028	11,945
Software	432	432
Laboratory equipment	15,086	15,856
Office equipment	1,486	1,399
Furniture and fixtures	2,124	2,124
Total property, equipment and software	31,165	31,826
Less accumulated depreciation and amortization	28,076	25,488
Property, equipment and software - net	$3,089	$6,338

Depreciation expense for continuing operations, including amortization of leasehold improvements and software, was $3.4 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had $0.2 million in property, plant, and equipment that met the criteria for classification as held for sale. These assets are recognized at the lower of net book value or fair value less costs to sell using a market approach. The Company evaluated the fair value of its assets held for sale and determined fair value of the assets held for sale less costs to sell exceeded net book value. Accordingly, the Company recorded an impairment of $0.2 million on assets held for sale during the year ended December 31, 2024 to reflect the difference between net book value and the fair value less costs to sell of assets held for sale. The related impairment is recognized in the accompanying statement of operations in the loss on disposal of assets line item.

NOTE 9: INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
License cost	$821	$548
Less: accumulated amortization	(199)	(148)
Intangible assets, net	$622	$400

Amortization expense of intangible assets was less than $0.1 million and $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. Amortization expense for intangible assets with definite lives will be less than $0.1 million for each of the following five years with the remaining $0.4 million amortized to expense in 2030 and beyond.

NOTE 10: FAIR VALUE MEASUREMENTS

The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,687	$14,687	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene Marketable Securities	413	413	—	—
Assets held for sale	169	—	—	169
	$18,475	$15,100	$—	$3,375

Liabilities:
Final payment fee	$194	$—	$194	$—
Warrant liability	2,796	—	—	2,796
	$2,990	$—	$194	$2,796

December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,960	$13,960	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene convertible note	11,897	—	11,897	—
Assets held for sale	487	—	—	487
	$29,550	$13,960	$11,897	$3,693

Liabilities:
Final payment fee	$215	$—	$215	$—
	$215	$—	$215	$—

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the year ended December 31, 2024 (in thousands). The warrant reconciliation is disclosed in Note 13, Warrants:

	Investment in iECURE	Assets held for sale
Balance December 31, 2023	$3,206	$487
Gains from changes in fair value included in earnings	—	—
Additions		16
Assets sold	—	(142)
Write-offs	—	(192)
Balance December 31, 2024	$3,206	$169

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

Cash Equivalents

As of December 31, 2024 and December 31, 2023, the Company held cash equivalents which were composed of investments in money market funds. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.

Investment in iECURE

In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE issued the Company common stock in iECURE (the “iECURE equity”) as additional consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases (the “PCSK9 license”). On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the year ended December 31, 2024, there has been no change in the fair value of the IECURE equity.

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

Imugene Marketable Securities and Convertible Note

As partial consideration for the assets acquired by Imugene in connection with the asset purchase agreement (the “Imugene Purchase Agreement”), Imugene issued to the Company convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13 million. The Imugene Convertible Note matured on August 30, 2024 and resulted in payment to the Company of $9.75 million in cash and $3.25 million in ordinary shares of Imugene Limited. The Company received 87,999,186 ordinary shares of Imugene Limited on August 30, 2024, of which the Company sold 72,312,592 shares as of December 31, 2024. The assessed fair value of the remaining ordinary shares at December 31, 2024 was $0.4 million. During the year ended December 31, 2024, the Company recognized a gain of $0.3 million on the Imugene Convertible Note and the ordinary shares still held by the Company.

The Company classifies the Imugene ordinary shares within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.

Final Payment Fee

The final payment fee under the Banc of California Revolving Line was waived in connection with the Company entering into the 2024 Term Loan (the Revolving Line and the 2024 Term Loan each as defined in Note 12, Debt, below) and the Company will instead be required to pay a final payment fee of $225,000 upon maturity of the 2024 Term Loan in June 2027. The final payment fee on the 2024 Term Loan was initially measured at fair value and recorded as debt discount to be amortized to interest expense over the life of the 2024 Term Loan. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). The change in fair value of the final payment fee was less than $0.1 million during the year ended December 31, 2024.

The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the Company’s current borrowing rate. The final payment fee is included in other noncurrent liabilities within the balance sheet as of December 31, 2024, and other current liabilities within the balance sheet as of December 31, 2023.

Warrant Liability

As of December 31, 2024, warrants representing 2,500,000 shares of common stock issued in the March 2024 Public Offering were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company’s stock price, risk-free rate, and volatility.

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

The Company owned approximately 26% of Elo’s voting shares outstanding as of December 31, 2024 and 37% of Elo’s voting shares outstanding as of December 31, 2023. In January 2024, Elo raised additional funding for its Series A-2 financing. The Company recognized a $2.7 million gain on dilution under the equity method during the year ended December 31, 2024. The Company’s proportionate share of Elo’s net loss for the years ended December 31, 2024 and 2023 was $3.8 million and $4.9 million, respectively. As the Company’s cumulative proportionate share of Elo’s net loss exceeded the carrying value of the investment in Elo, the carrying value of the Investment in Elo has been reduced to $0. In accordance with ASC 323, the Company will continue to record its proportionate share of Elo’s net loss in the statements of operations along with a corresponding reduction in the carrying value of the Note Receivable.

Note Receivable

The Note Receivable matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the Elo’s Amended and Restated Certificate of Incorporation). The Note Receivable accrues interest at 2.00% per annum and is payable annually on December 17th.

As of December 31, 2024, the carrying value of the Note Receivable was $4.6 million including a $1.1 million net decrease in the carrying value as a result of equity method investment losses. The remaining $5.4 million discount on the Note Receivable will be amortized to interest income over the life of the Note.

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

The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%. As of December 31, 2024, the stated interest rate on the 2024 Term Loan was 6.00% and the effective interest rate was 6.43%.

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

As of December 31, 2024, $22.5 million in borrowings were outstanding under the 2024 Term Loan and the unamortized debt discount balance was $0.2 million.

NOTE 13: WARRANTS

The warrants issued in the March 2024 Public Offering are classified as a liability in accordance with ASC 815, since these warrants met the definition of a derivative instrument and did not qualify for equity classification. These warrant agreements include a fundamental transaction clause whereby, in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations.

The warrants were recorded at their fair value of $32.4 million at issuance based on the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the warrants at the March 1, 2024 issuance date:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	89.03%
Weighted-average risk-free interest rate	4.17%
Expected term (in years)	5.00
Weighted-average fair value per option	$12.96

The fair value adjustment for the year ended December 31, 2024 was $29.6 million using the Black-Scholes option-pricing model. As of December 31, 2024 all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of December 31, 2024:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	81.94%
Weighted-average risk-free interest rate	4.33%
Expected term (in years)	4.17
Weighted-average fair value per option	$1.12

The following table summarizes the Company’s warrant liability (in thousands):

Balance at January 1, 2024	$—
Issuance of warrants	32,406
Change in fair value of warrant liability	(29,610)
Balance at December 31, 2024	$2,796

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the balance sheets as of December 31, 2024 and December 31, 2023.

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

The elements of lease expense were as follows:

	For the Years Ended December 31,
(in thousands)	2024	2023
Lease Cost
Operating lease cost	$1,940	$2,043
Short-term lease cost	759	742
Variable lease cost	413	692
Sublease income	(428)	(137)
Total Lease Cost	$2,684	$3,340

Other Information
Operating cash flows used for operating leases	1,888	2,026
Operating right-of-use assets obtained in exchange for lease obligations	—	9,955
Operating lease liabilities arising from obtaining right-of-use assets	—	9,328

Operating Leases
Weighted average remaining lease term (in years)	4.6	5.6

Operating Leases
Weighted average discount rate	9.2%	9.2%

Pursuant to the Imugene Purchase Agreement, Imugene subleases from the Company space at the Company’s headquarters (the “Imugene Sublease”). As the Company is not relieved of its primary obligation to the lessor under the terms of the Imugene Sublease, the Company will continue to carry the related right-of-use assets and lease liabilities on its Balance Sheets and will net sublease income with lease cost in its statements of operations.

Future lease payments under non-cancelable operating leases with terms of greater than one year as of December 31, 2024, were as follows:

(in thousands)	December 31, 2024
2025	$1,962
2026	2,019
2027	2,078
2028	2,140
2029	1,269
Total lease payments	9,468
Less: imputed interest	1,744
Total operating lease liabilities	$7,724

Guarantees

The Company agreed to act as a guarantor of Imugene’s assumption of the Company’s lease for its Manufacturing Center for Advanced Therapeutics (the “MCAT Lease”) through the lease expiration date of August 31, 2027. If Imugene (including any successor or assignee of Imugene) fails to pay rent due on the MCAT Lease, the lessor may have contractual recourse against the Company.

As of December 31, 2024, the Company’s guarantee consists of a contingent liability for aggregate minimum lease payments of approximately $4.3 million. No contract liability for the Company’s guarantee of Imugene’s performance on the MCAT lease was recorded as of December 31, 2024, as it was not deemed probable that Imugene will be in default under the MCAT Lease.

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

NOTE 15: INCOME TAXES

The Company recorded no federal or state income tax expense and due to the operating losses incurred for the years ended December 31, 2024 and December 31, 2023.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Noncurrent deferred tax assets:
Net operating loss carryforwards	$51,777	$45,472
Contribution carryforwards	26	34
Lease liability	1,671	2,116
Deferred revenue	5,681	20,337
Capitalized R&D costs	31,282	28,732
Other assets	14,845	14,962
Tax credits	33,701	30,757
Less: valuation allowance	(136,872)	(139,133)
Total deferred tax assets, noncurrent	2,111	3,277

Noncurrent deferred tax liability:
Investments and other	577	—
Deferred gain - Imugene	—	1,303
Right of use asset	1,534	1,974
Total deferred tax liabilities, noncurrent	2,111	3,277
Net deferred tax assets	$—	$—

As of December 31, 2024 and December 31, 2023, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. The net decrease in the valuation allowance for the year ended December 31, 2024 of $2.3 million is comprised of an decrease in the valuation allowance recorded against the deferred tax assets, primarily related to tax credits and net operating loss (“NOL”) carryforwards for the year.

The reasons for the difference between actual income tax benefit for the years ended December 31, 2024 and December 31, 2023 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows (in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	% of Pre-Tax Loss	Amount	% of Pre-Tax Loss
Income tax expense at statutory rate	$1,501	21.0%	$(12,877)	21.0%
State income taxes, net of federal tax benefit	46	0.6%	(1,774)	2.9%
Non-deductible expenses	97	1.4%	81	0.0%
Stock compensation - nondeductible	1,032	14.4%	681	(1.2%)
Stock compensation - forfeitures	1,136	15.9%	3,176	(5.2%)
Change in fair value	(6,507)	(91.1%)	4	0.0%
Change in state impact on IRC section 174	(553)	(7.7%)	—	—
R&D and orphan drug credits	(2,944)	(41.2%)	(6,078)	9.9%
Other	(11)	(0.1%)	657	(1.1%)
Change in state tax rate	8,464	118.4%	(1,632)	2.7%
Change in valuation allowance	(2,261)	(31.6%)	17,762	(29.0%)
Income tax (benefit) expense	$—	0.0%	$—	0.0%

As of December 31, 2024, the Company had federal and state NOL carryforwards of approximately $235.5 million and $212.0 million respectively. As of December 31, 2023, the Company had federal and state NOL carryforwards of approximately $195.0 million and $166.8 million, respectively.

The federal NOL carryforward million carries forward indefinitely. The state NOL carryforwards begin to expire in 2027. As of December 31, 2024, the Company had federal and state R&D tax credits of $20.2 million and an amount less than $0.1 million, which begin to expire in 2029 and 2030, respectively. As of December 31, 2023, the Company had federal and state tax R&D credits of $17.2 million and an amount less than $0.1 million. As of December 31, 2024 and December 31, 2023, the Company had federal Orphan Drug credits of $13.5 million which begin to expire in 2038. As of December 31, 2024 and December 31, 2023, the Company had federal contribution carryforwards of $0.1 million and $0.2 million, respectively, which begin to expire in 2026.

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

The Company reflects in the accompanying financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only if it is considered ‘more-likely-than-not’ that the position taken will be sustained by the appropriate taxing authority. As of December 31, 2024 and December 31, 2023, the Company had no unrecognized income tax benefits. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2024 and December 31, 2023, the Company had no such accruals.

In November 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030. For tax years beginning on or after January 1, 2025, the rate is 2.25%. The rate decreases to 2% in 2026 and 2027; and to 1% in 2028 and 2029. After 2029, the rate decreases to 0%. As a result of the revised tax rate, the Company adjusted its North Carolina net operating loss deferred tax asset as of December 31, 2024, by applying the revised tax rate, which resulted in a decrease to the deferred tax assets and corresponding decrease to the valuation allowance of approximately $8.5 million in 2024.

The TCJA of 2017 subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in years ends December 31, 2024 or December 31, 2023 and therefore, no GILTI tax has been recorded for the years then ended.

NOTE 16: SEGMENT REPORTING

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision-making group (“CODM”) in making decisions on how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, views the Company’s operations as one operating segment, which includes the discovery and development of therapies utilizing our novel proprietary ARCUS platform. Our clinical and preclinical candidates were developed using the ARCUS platform to treat various forms of infectious and genetic disease.

The Company has not generated any revenue from product sales to date and expects to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through development and clinical trials. As such, the CODM uses cash forecast models in managing and allocating resources on a total company basis, such as pursuing clinical development or entering into potential strategic collaborations. The CODM assesses the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term strategic goals.

Consistent with its management reporting, results of operations are reported on a Company-wide basis for purposes of segment reporting. The CODM uses Company-wide financial information, including net income (loss) and comprehensive income (loss), net cash used in operating activities for the period, and cash on hand for purposes of evaluating operating results and performance. As the Company operates in one operating segment, all measures of the segment assets are reported on the balance sheets as total assets. Please refer to the financial statements for further information related to these measures of segment performance.

The table below summarizes the significant research and development and general and administrative expense categories regularly provided to the CODM:

	Years Ended December 31,
(in thousands)	2024	2023
Revenue	$68,696	$48,727
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	16,111	9,261
PBGENE-3243 external development costs	9,808	352
Platform development and early-stage research expenses:
Employee-related costs (other than share-based compensation)	18,753	19,788
Share-based compensation	2,560	3,642
Laboratory supplies and services	3,016	5,741
CMOs and outsourced research and development	1,083	4,753
Facility-related costs, laboratory equipment, and maintenance	3,082	3,308
Depreciation and amortization	2,718	4,022
Licensing fees and other research and development costs	2,428	2,508
Total research and development expenses	$59,559	$53,375
General and administrative expense
Employee-related costs (including share-based compensation)	21,861	22,517
Consulting and professional services	6,327	7,445
Other operating expenses and all other costs	7,111	9,126
Total general and administrative expenses	$35,299	$39,088
Total operating expenses	$94,858	$92,463
Operating loss	(26,162)	(43,736)
Total other income (expense)	33,329	1,209
Income (loss) from continuing operations	$7,167	$(42,527)
Loss from discontinued operations	—	(18,792)
Net income (loss)	$7,167	$(61,319)

NOTE 17: SUBSEQUENT EVENTS

None.