Form 10-Q
period 2025-03-31
PRECISION BIOSCIENCES INC
filed 2025-05-15
CIK 1357874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the registrant had 11,088,234 shares of common stock, $0.000005 par value per share, outstanding.

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

Part I. Financial information

Item 1. Financial Statements.

Precision Biosciences, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$77,223	$85,899
Accounts receivable	4	229
Marketable securities	—	413
Prepaid expenses	4,591	6,441
Assets held for sale	169	169
Contract asset	—	1,469
Other current assets	116	369
Total current assets	82,103	94,989
Restricted cash	22,566	22,569
Property, equipment, and software—net	2,717	3,089
Intangible assets—net	607	622
Right-of-use assets—net	6,780	7,090
Investment in equity securities	3,206	3,206
Note receivable—net	6,217	4,602
Other assets	215	221
Total assets	$124,411	$136,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$924	$1,312
Accrued compensation	1,285	5,182
Accrued research and development expenses	1,307	2,016
Deferred revenue	5,731	2,957
Lease liabilities	1,365	1,320
Other current liabilities	896	989
Current liabilities of discontinued operations	885	1,204
Total current liabilities	12,393	14,980
Loan payable	22,337	22,321
Deferred revenue	20,501	23,300
Lease liabilities	6,046	6,404
Warrant liability	3,600	2,796
Contract liabilities	10,000	10,000
Other noncurrent liabilities	197	194
Total liabilities	75,074	79,995
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 10,575,867 shares issued and 10,548,852 shares outstanding as of March 31, 2025; 8,229,730 shares issued and 8,202,715 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	553,317	539,808
Accumulated deficit	(503,029)	(482,464)
Treasury stock	(952)	(952)
Total stockholders’ equity	49,337	56,393
Total liabilities and stockholders’ equity	$124,411	$136,388

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$29	$17,584
Operating expenses
Research and development	13,588	13,343
General and administrative	8,553	8,428
Total operating expenses	22,141	21,771
Operating loss	(22,112)	(4,187)
Other income (expense):
Gain from equity method investment	1,342	1,713
Gain (loss) on changes in fair value	49	(348)
(Loss) gain on change in fair value of warrant liability	(804)	10,386
Interest expense	(354)	(574)
Interest income	1,323	1,663
Loss on disposal of assets	(9)	(65)
Total other income	1,547	12,775
(Loss) income from operations	$(20,565)	$8,588
Net (loss) income	$(20,565)	$8,588

Net (loss) income per share
Basic	$(2.21)	$1.70
Diluted	$(2.21)	$1.70

Weighted-average shares of common stock outstanding
Basic	9,292,066	5,060,978
Diluted	9,292,066	5,063,406

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Changes in

Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock			Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares		Amount	Capital	Deficit	Stock	Equity
Balance- December 31, 2023	4,191,053		$1	$509,443	$(489,631)	$(952)	$18,861
Issuance of common stock under employee stock purchase plan	9,037		—	112	—	—	$112
Share-based compensation expense	—		—	2,906	—	—	$2,906
Proceeds from issuance of common stock to collaboration partners and licensees	97,360		—	905	—	—	$905
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance cost	2,500,000		—	4,610	—	—	$4,610
Proceeds from issuance of common stock through ATM facility, net of issuance cost	98,943		—	1,224	—	—	$1,224
Restricted stock units vested	46,861		—	—	—	—	$-
Net income	—		—	—	8,588	—	$8,588
Balance- March 31, 2024	6,943,254	-	1	519,200	(481,043)	(952)	37,206

Balance- December 31, 2024	8,229,730		$1	$539,808	$(482,464)	$(952)	$56,393
Issuance of common stock under employee stock purchase plan	30,999		—	140	—	—	140
Share-based compensation expense	—		—	2,822	—	—	2,822
Proceeds from issuance of common stock to licensees	220,712		—	1,031	—	—	1,031
Proceeds from issuance of common stock through ATM facility, net of issuance cost	1,818,886		—	9,516	—	—	9,516
Restricted stock units vested	275,540		—	—	—	—	—
Net loss	—		—	—	(20,565)	—	(20,565)
Balance- March 31, 2025	10,575,867		$1	$553,317	$(503,029)	$(952)	$49,337

See notes to condensed financial statements

Precision Biosciences, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net (loss) income	$(20,565)	$8,588
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395	1,143
Share-based compensation	2,822	2,906
Loss on disposal of assets	9	65
Non-cash interest expense	132	227
Amortization of right-of-use assets	310	284
(Gain) loss on changes in fair value	(49)	348
Gain from equity method investment	(1,342)	(1,713)
Amortization of discount on note receivable	(273)	(114)
Loss (gain) on change in fair value of warrant liability	804	(10,386)
Changes in operating assets and liabilities:
Prepaid expenses	1,850	(3,277)
Marketable securities	464	—
Accounts receivable	225	511
Contract asset	1,469	(1,359)
Other assets and other current assets	259	(57)
Accounts payable	(106)	(2,102)
Other liabilities and other current liabilities	(5,118)	(5,837)
Deferred revenue	(25)	(7,945)
Lease liabilities	(313)	(263)
Net cash used in operating activities	(19,052)	(18,981)
Cash flows used in investing activities:
Purchases of property, equipment and software	(64)	(86)
Purchases of intangible assets	(250)	—
Proceeds from sale of equipment	—	60
Net cash used in investing activities	(314)	(26)
Cash flows provided by financing activities:
Proceeds from employee stock purchase plan	140	112
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance cost	—	37,534
Proceeds from issuance of common stock through ATM facility, net of issuance cost	9,516	1,544
Proceeds from issuance of common stock to collaboration partners and licensees	1,031	905
Net cash provided by financing activities	10,687	40,095
Net (decrease) increase in cash and cash equivalents	(8,679)	21,088
Cash, cash equivalents, and restricted cash — beginning of period	108,468	116,678
Cash, cash equivalents, and restricted cash — end of period	$99,789	$137,766
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$77,223	$137,766
Restricted cash	$22,566	$—
Total of cash, cash equivalents and restricted cash	$99,789	$137,766
Supplemental disclosures of cash flow information:
Property, equipment and software additions included in accounts payable and other current liabilities	$1	$6
Cash paid for interest	$340	$526

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements and notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025.

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of March 31, 2025 and condensed results of operations for the three months ended March 31, 2025 and 2024 and the condensed cash flows for the three months ended March 31, 2025 and 2024, have been made. The Company’s condensed results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is set forth in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Notes to Condensed Financial Statements on its Annual Report on

Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to these policies as of March 31, 2025.

Accounting Standards Updates

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

NOTE 2: FAIR VALUE MEASUREMENTS

The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

March 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,843	$14,843	$—	$—
Investment in iECURE	3,206	—	—	3,206
Assets held for sale	169	—	—	169
	$18,218	$14,843	$—	$3,375

Liabilities:
Final payment fee	$197	$—	$197	$—
Warrant liability	3,600	—	—	3,600
	$3,797	$—	$197	$3,600

December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,687	$14,687	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene Marketable Securities	413	413	—	—
Assets held for sale	169	—	—	169
	$18,475	$15,100	$-	$3,375

Liabilities:
Final payment fee	$194	$—	$194	$—
Warrant Liability	2,796	—	—	2,796
	$2,990	$—	$194	$2,796

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2025 (in thousands). The warrant reconciliation is disclosed in Note 13, Warrants:

	Investment in iECURE	Assets held for sale
Balance December 31, 2024	$3,206	$169
Gains from changes in fair value included in earnings	—	—
Assets sold	—	—
Write-offs	—	—
Balance March 31, 2025	$3,206	$169

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

Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—Inputs, other than quoted prices in active markets, which are observable either directly or indirectly

Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions

NOTE 3: DEBT

Loan and Security Agreement

On July 31, 2024, the Company entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California pursuant to which Banc of California provided the Company with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%. As of March 31, 2025, the stated interest rate on the 2024 Term Loan was 6.00% and the effective interest rate was 6.43%.

Additionally, as of March 31, 2025, $22.5 million in borrowings were outstanding under the 2024 Term Loan and the unamortized debt discount balance was $0.2 million. Refer to Note 12, Debt, to the Company’s audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2024, for more information related to the 2024 Loan and Security Agreement.

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

Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the condensed balance sheets as of March 31, 2025 and December 31, 2024.

Leases

The Company has an operating lease for real estate in North Carolina and does not have any finance leases.

The elements of lease expense were as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Lease Cost
Operating lease cost	$482	$483
Short-term lease cost	195	189
Variable lease cost	97	81
Sublease income	—	(102)
Total Lease Cost	$774	$651

Other Information
Operating cash flows used for operating leases	484	462

Operating Leases
Weighted-average remaining lease term (in years)	4.3	5.3

Operating Leases
Weighted-average discount rate	9.2%	9.2%

Pursuant to the Imugene Purchase Agreement, Imugene agreed to sublease from the Company space at the Company’s headquarters (the “Imugene Sublease”). In January 2025, Imugene terminated the Imugene Sublease. There is no impact to the condensed balance sheet as a result of the termination as the Company was not relieved of its primary obligation to the lessor under the terms of the Imugene Sublease and continued to carry the related right-of-use assets and lease liabilities on its condensed balance sheets while netting sublease income with lease cost in its condensed statements of operations.

Future minimum lease payments under non-cancelable operating leases with terms of greater than one year as of March 31, 2025, were as follows:

(in thousands)	Amount
2025 (remainder of year)	$1,477
2026	2,019
2027	2,078
2028	2,140
2029	1,269
Total lease payments	$8,983
Less: imputed interest	1,572
Total operating lease liabilities	$7,411

Guarantees

The Company agreed to act as a guarantor of Imugene’s assumption of the Company’s lease for its Manufacturing Center for Advanced Therapeutics (the “MCAT Lease”) through the lease expiration date of August 31, 2027. If Imugene (including any successor or assignee of Imugene) fails to pay rent due on the MCAT Lease, the lessor may have contractual recourse against the Company.

As of March 31, 2025, the Company’s guarantee consists of a contingent liability for aggregate minimum lease payments of approximately $3.9 million. No contract liability for the Company’s guarantee of Imugene’s performance on the MCAT Lease was recorded as of March 31, 2025, as it was not deemed probable that Imugene will be in default under the MCAT Lease.

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

NOTE 5: STOCKHOLDERS’ EQUITY

Capital Structure

On March 1, 2024, the Company entered into an underwriting agreement relating to a public offering of (i) 2,500,000 shares of the Company’s common stock, par value $0.000005 per share, and (ii) warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock (the “March 2024 Public Offering”). The warrants have a five-year term and an exercise price of $20.00 per share. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The price to the public in the March 2024 Public Offering was $16.00 per share of common stock and accompanying warrants, which resulted in approximately $37.0 million of net proceeds to the Company after deducting the underwriting discount and offering expenses of approximately $3.0 million.

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

Under the TG License Agreement, the Company was entitled to receive an upfront cash payment of $10.0 million (the “Upfront Payment”), an additional cash payment of $7.5 million in the event that TG Therapeutics achieves a certain clinical milestone that is expected to be achieved in the near-term (the “Initial Milestone Payment”), and additional payments upon the achievement of additional specified milestones of up to $288.6 million (the “Additional Milestone Payments”). As described below, up to $10.0 million of the cash payments potentially payable to the Company are payable in exchange for the issuance (the “Company Stock Issuances”) to TG Subsidiary of shares of the Company’s common stock.

The Upfront Payment of $10.0 million is comprised of (i) a $5.25 million cash payment that was paid to the Company on February 5, 2024, (ii) a $2.25 million cash payment that was paid to the Company on February 5, 2024 in exchange for 97,360 shares of the Company’s common stock, based on a price per share equal to a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million that was paid to the Company on January 6, 2025 in exchange for 220,712 shares of the Company’s common stock at a price per share of $11.33, which represented a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the date of payment.

During the three months ended March 31, 2025, the Company recognized no revenue under the TG License Agreement.

Collaboration and License Agreement with Novartis

During the three months ended March 31, 2025, and 2024, the Company recognized revenue under the collaboration and license between the Company and Novartis Pharma AG (the “Novartis Agreement”) of less than $0.1 million and $4.5 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $26.2 million and $26.3 million as of March 31, 2025 and December 31, 2024, respectively, of which $5.7 million and $3.0 million, respectively, was included in current liabilities within the condensed balance sheets.

Development and License Agreement with Prevail

For the three months ended March 31, 2025, the Company recognized no revenue under the amended and restated development and license agreement between the Company and Prevail Therapeutics Inc. (the “Prevail Agreement”) as it was terminated in the prior year, and the Company subsequently exercised its rights to the return of its three programs. The Company recognized revenue of $4.5 million for the three months ended March 31, 2024. The Company has no deferred revenue related to the Prevail Agreement as of March 31, 2025 and December 31, 2024 due to the termination.

Development and License Agreement with iECURE

The Company adjusts the carrying value of the iECURE, Inc. (“iECURE”) equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the iECURE equity during the three months ended March 31, 2025 and the three months ended March 31, 2024.

NOTE 7: SHARE-BASED COMPENSATION

The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of March 31, 2025 there were 29,935 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.

The 2019 Incentive Award Plan (as amended and restated, the “2019 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 179,468 stock options and 637,457 restricted stock units (“RSUs”) outstanding as of March 31, 2025.

The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of March 31, 2025, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 862,285 pursuant to this provision. Additionally, the number of shares available for issuance under the plan was increased by an additional 630,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on June 4, 2024. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of March 31, 2025, 440,440 shares were available to be issued under the 2019 Plan.

The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2025, we had issued 88,165 shares under the 2019 ESPP. As of March 31, 2025, 98,501 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the 2019 ESPP of less than $0.1 million during the three months ended March 31, 2025 and March 31, 2024.

The 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”) provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 500,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of March 31, 2025, 321,111 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 166,193 stock options and 4,806 RSUs outstanding as of March 31, 2025.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Employee	$2,639	$2,488
Nonemployee	183	418
	$2,822	$2,906

Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$503	$760
General and administrative	2,319	2,146
	$2,822	$2,906

The following table summarizes activity in the Company’s stock option plans for the three months ended March 31, 2025:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2024	376,551	$136.59
Granted	—	—
Exercised	—	—
Forfeited/canceled	(955)	281.20
Balance as of March 31, 2025	375,596	$136.22

The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2025:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2024	975,520	$14.32
Granted	—	—
Forfeited	(12,242)	19.24
Vested	(321,015)	17.38
Unvested RSUs as of March 31, 2025	642,263	$12.70

There was approximately $9.7 million of total unrecognized compensation cost related to unvested stock options and RSUs as of March 31, 2025, which is expected to be recognized over a weighted-average period of 1.4 years.

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

The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Current liabilities of discontinued operations
Accrued research and development expenses	885	1,204
Total current liabilities of discontinued operations	885	1,204

NOTE 9: ELO TRANSACTION

It was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of Elo, an independent entity as of December 2021. Accordingly, the Company accounts for its investment in Elo under the equity method.

The Company owned approximately 26% of Elo’s voting shares outstanding as of December 31, 2024. In February 2025, Elo raised additional funding from its Series A-2 financing. The Company recognized a $2.3 million gain on dilution under the equity method during the three months ended March 31, 2025. The Company owned approximately 22% of Elo’s voting shares outstanding as of March 31, 2025. The Company’s proportionate share of Elo’s net loss for the three months ended March 31, 2025 and 2024 was $0.9 million and $1.0 million, respectively.

Note Receivable

The Company received common stock in Elo and a $10.0 million promissory note payable from Elo (the “Note Receivable”) which matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the Elo’s Amended and Restated Certificate of Incorporation). As of March 31, 2025, the carrying value of the Note Receivable was $6.2 million including a $0.9 million decrease in the carrying value as a result of equity method investment losses. The remaining $3.8 million discount on the Note Receivable will be amortized to interest income over the life of the Note Receivable.

NOTE 10: Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025 as the Company incurred losses for financial statement and tax purposes for the three months ended March 31, 2025 and is forecasting additional net losses for financial statement and tax purposes for the remainder of the year ending December 31, 2025. Therefore, no federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740, Income Taxes.

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

As of March 31, 2025, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

NOTE 11: EARNINGS PER SHARE

The Company calculates basic net income (loss) per share by dividing net income (loss) for each respective period by the weighted-average number of common shares outstanding for each respective period. The Company computes diluted net income (loss) per share after giving consideration to the dilutive effect of unvested RSUs, stock options, unsettled ESPP contributions, and warrants that are outstanding during the period, except where such securities would be anti-dilutive.

The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three months ended March 31,
	2025	2024
(Loss) income from operations (in thousands)	$(20,565)	$8,588
Net (loss) income (in thousands)	$(20,565)	$8,588

Basic weighted-average common shares	9,292,066	5,060,978
Dilutive impact of share-based awards	—	2,428
Diluted weighted-average common shares (1)	9,292,066	5,063,406

Basic net (loss) income per share:
Basic (loss) income from operations	(2.21)	1.70
Basic net (loss) income per share	(2.21)	1.70

Diluted net (loss) income per share:
Diluted (loss) income from operations	(2.21)	1.70
Diluted net (loss) income per share	(2.21)	1.70

(1) For the three months ended March 31, 2025 all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti-dilutive. 3,007,564 total common stock equivalents were excluded from the diluted weighted-average common shares calculation for the three months ended March 31, 2024 as their inclusion would have been anti-dilutive.

NOTE 12: SEGMENT REPORTING

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

The table below summarizes the significant research and development and general and administrative expense categories regularly provided to the CODM for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31,
(in thousands)	2025	2024
Revenue	$29	$17,584
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	1,601	3,056
PBGENE-DMD external development costs	2,438	175
PBGENE-3243 external development costs	2,165	1,212
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	5,300	5,380
Laboratory supplies and services	454	744
CMOs and outsourced research and development	56	228
Facility-related costs, laboratory equipment, and maintenance	728	810
Depreciation and amortization	340	891
Licensing fees and other research and development costs	506	847
Total research and development expenses	$13,588	$13,343
General and administrative expense
Employee-related costs (including share-based compensation)	5,460	5,009
Consulting and professional services	1,536	1,467
Other operating expenses and all other costs	1,557	1,952
Total general and administrative expenses	$8,553	$8,428
Total operating expenses	$22,141	$21,771
Operating loss	(22,112)	(4,187)
Total other income	1,547	12,775
(Loss) income from operations	$(20,565)	$8,588
Net (loss) income	$(20,565)	$8,588

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

The fair value adjustment for the three months ended March 31, 2025 was $0.8 million using the Black-Scholes option-pricing model. As of March 31, 2025 all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of March 31, 2025:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	80.75%
Weighted-average risk-free interest rate	3.92%
Expected term (in years)	3.92
Weighted-average fair value per option	$1.44

The following table summarizes the Company’s warrant liability (in thousands):

Balance at December 31, 2024	$2,796
Issuance of warrants	—
Change in fair value of warrant liability	804
Balance at March 31, 2025	$3,600

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

We are leveraging our proprietary ARCUS genome editing platform to advance in vivo gene editing programs that go beyond gene knockouts in the liver and carry out more sophisticated edits such as gene insertions, gene excision, and gene elimination, unlocking a broader potential for ARCUS in vivo gene editing in human therapeutics.

PBGENE-HBV is our wholly owned in vivo gene editing program under investigation in a global first-in-human clinical trial, which is designed to be a potentially curative treatment for chronic Hepatitis B (“HBV”) infection. PBGENE-HBV is the first and only potentially curative gene editing program to enter the clinic that is specifically designed to eliminate cccDNA and inactivate integrated HBV DNA, the root cause chronic Hepatitis B. The ELIMINATE-B trial is investigating PBGENE-HBV at multiple ascending dose levels with three dose administrations per dose level in patients with chronic Hepatitis B.

In February 2025, we announced initial results from the first administration of PBGENE-HBV in cohort 1, the lowest dose level of the ELIMINATE-B trial. PBGENE-HBV was safe and well tolerated in all three participants in cohort 1 after the first administration of a 0.2 mg/kg dose. In addition to safety, PBGENE-HBV demonstrated a substantial reduction in Hepatitis B surface antigen (“HBsAg”) in two of the three participants following the first administration at the lowest dose level.

In March 2025, the U.S. Food and Drug Administration (“FDA”) cleared PBGENE-HBV to commence Phase 1 clinical trials in the United States, and in April 2025, the FDA granted Fast Track designation to PBGENE-HBV for chronic Hepatitis B. Throughout 2025, we plan to share updates on the full cohorts including antiviral efficacy at different dose levels as each cohort is completed following three dose administrations and appropriate follow up. Also, in April 2025, the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) cleared PGENE-HBV for a Phase 1 trial, making it the fifth country to clear a clinical trial application (“CTA”) or investigational new drug (“IND”) for PBGENE-HBV.

On May 8, 2025, we presented initial safety for PBGENE-HBV at the European Association for the Study of the Liver Congress (“EASL”), which indicated translation of PBGENE-HBV nonclinical pharmacokinetic and safety data from non-human primates into the clinic. These data support pre-planned repeat dosing as well as dose escalation of PBGENE-HBV with the goal of moving appropriate dose and schedule into Phase 2 expansion.

PBGENE-DMD is our development program for the treatment of Duchenne muscular dystrophy (“DMD”). DMD is a genetic disease caused by mutations in the dystrophin gene that prevent production of the dystrophin protein and affects approximately 15,000 patients in the United States alone. There are currently no approved therapies with curative intent that can drive durable and significant functional improvements over time. PBGENE-DMD is designed to improve function over time and addresses more than 60% of patients afflicted with DMD by employing two complementary ARCUS nucleases delivered in a single AAV to excise exons 45-55 of the dystrophin gene with the aim of restoring a near-full length functional dystrophin protein within the body that more closely resembles normal dystrophin as opposed to synthetic, truncated dystrophin approaches with minimal functional benefit.

In preclinical data presented at the Muscular Dystrophy Association (“MDA”) in March 2025 and additional new data presented at the American Society of Gene and Cell Therapy (“ASGCT”) on May 14, 2025, PBGENE-DMD demonstrated the ability to target the key muscle types involved in the progression of DMD and significant, durable functional improvement in a humanized DMD mouse model. PBGENE-DMD restored the body’s ability to produce a near full length functional dystrophin protein across multiple muscles, including cardiac tissue and various key skeletal muscle groups. In addition, PBGENE-DMD edited satellite muscle stem cells, believed to be critical for long-term durability and sustained functional improvement.

Based on these compelling data, the significant unmet need in DMD, and the clear regulatory guidance established for new therapeutics for DMD, we believe that PBGENE-DMD holds significant potential for the majority of patients with DMD. As a result, we are prioritizing and accelerating the development of PBGENE-DMD as our second wholly owned clinical program and target filing an IND and/or CTA for PBGENE-DMD in 2025 with clinical data expected in 2026.

The PBGENE-3243 is a first of its kind potential treatment for m.3243 associated mitochondrial disease that is designed to specifically target and eliminate mutant m.3243G mitochondrial DNA (“mtDNA”), thereby eliminating the root cause of the disease. Currently, there are no curative treatments for m.3243-associated mitochondrial disease, which affects approximately 20,000 people in the U.S. alone and an even larger prevalent population globally. PBGENE-3243 is designed to alleviate muscular myopathy symptoms, providing a significant quality of life and functional improvement for patients.

New preclinical data presented at ASGCT on May 14, 2025 highlight the ability of an ARCUS nuclease to eliminate mutant mtDNA and achieve therapeutically meaningful heteroplasmy shifts in vivo. Reductions of mutant mtDNA exceed the baseline cited in the literature to be sufficient to alleviate the clinical symptoms in patients with m.3243-associated disease.

To accelerate development of PBGENE-DMD and maintain operational capability to deliver PBGENE-HBV and PBGENE-DMD data through Phase 1 clinical results, we plan to pause development of PBGENE-3243 and will stage future development of PBGENE-3243 alone or with partners following completion of the Phase 1 ELIMINATE-B HBV trial and after the PBGENE-DMD program reaches the clinic.

In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. In January 2025, iECURE reported clinical efficacy and safety data in the first patient dosed showing a complete clinical response from three months post-exposure to the end of study at six months, as defined by the study protocol. The patient is now more than one year old and is eating age-appropriate levels of protein for a child of this age. Clinical data from the first patient in the ongoing OTC-HOPE trial was presented at the 2025 ACMG Annual Clinical Genetics Meeting in March 2025 and additional data has been accepted for presentation at ASGCT 2025. The OTC-HOPE study is ongoing in the U.K., the U.S., Australia, and Spain, and iECURE expects to complete enrollment in 2025 and anticipates complete data from the trial in the first half of 2026.

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

TG Therapeutics

On January 7, 2024, we entered into a license agreement (the “TG License Agreement”) with TG Cell Therapy, Inc. (“TG Subsidiary”) and its parent company TG Therapeutics, Inc. (“TG Parent” and, together with TG Subsidiary, “TG Therapeutics”), pursuant to which we granted TG Subsidiary certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize azercabtagene zapreleucel (“azer-cel”) for autoimmune diseases and other indications outside of cancer. We received a deferred cash payment of $2.5 million from TG Therapeutics on January 6, 2025 in exchange for 220,712 shares of our common stock at a price of $11.33, which represented a 100% premium to the VWAP of our common stock for the 30 trading days prior to the date of payment. We recognized no revenue under the TG License Agreement during the three months ended March 31, 2025, and we recognized $7.0 million of revenue under the TG License Agreement in the three months ended March 31, 2024.

Imugene

On August 15, 2023 we entered into an asset purchase agreement with Imugene Limited, and its wholly-owned subsidiary Imugene (USA) Inc. (“Imugene US” and together with Imugene Limited, “Imugene”). Additionally, we entered into a license agreement with Imugene (the “Imugene License Agreement”) on August 15, 2023, pursuant to which we granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of our allogeneic chimeric antigen receptor (“CAR”) T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the Imugene License Agreement, pursuant to the terms of the Imugene License Agreement.

As of March 31, 2025, management has constrained all variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. Accordingly, no revenue was recognized under the Imugene License Agreement during the three months ended March 31, 2025.

Novartis Pharma AG

On June 14, 2022, we entered into a collaboration and license agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”), which became effective on June 15, 2022, to collaborate, discover and develop in vivo gene editing products incorporating our custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain hemoglobinopathies, including sickle cell disease and beta thalassemia. During the three months ended March 31, 2025 and 2024, we recognized revenue under the Novartis Agreement of less than $0.1 million and $4.5 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $26.2 million and $26.3 million as of March 31, 2025 and December 31, 2024, respectively, of which $5.7 million and $3.0 million, respectively, was included in current liabilities within the condensed balance sheets.

Prevail Therapeutics, Inc.

On November 19, 2020, we entered into a development and license agreement with Eli Lilly and Company (“Lilly”) to collaborate, discover and develop in vivo gene editing products incorporating ARCUS nucleases for the research and development of potential in vivo therapies for genetic disorders, which was subsequently assigned to Prevail Therapeutics Inc., a wholly-owned subsidiary of Lilly (“Prevail”), effective November 1, 2022 and amended on June 30, 2023 (the “Prevail Agreement”). For the three months ended March 31, 2025, we did not recognize any revenue under the Prevail Agreement as it was terminated in July 2024, and we subsequently exercised our right to the return of our three programs. We recognized revenue of $4.5 million for the three months ended March 31, 2024. We have no deferred revenue related to the Prevail Agreement as of March 31, 2025 or December 31, 2024.

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

We adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was no change in the fair value of the iECURE equity for the three months ended March 31, 2025 and three months ended March 31, 2024.

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

Gain from Equity Method Investment

Gain from equity method investment represents our proportionate share of the net loss of our equity method investee, Elo Life Systems, Inc. (“Elo”).

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

We adjust the carrying value of the ordinary shares issued under the Imugene Convertible Note to its fair value each reporting period with any changes in fair value recorded to other income (expense). As of March 31, 2025, we had sold all of our ordinary shares of Imugene Limited.

(Loss) Gain on Change in Fair Value of Warrant Liability

The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with an underwriting agreement in March 2024 relating to a public offering of (i) 2,500,000 shares of our common stock, par value $0.000005 per share, and (ii) warrants to purchase up to an aggregate of 2,500,000 shares of our common stock (the “March 2024 Public Offering”).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and March 31, 2024, together with the changes in those items:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Revenue	$29	$17,584	$(17,555)
Operating expenses:
Research and development	13,588	13,343	245
General and administrative	8,553	8,428	125
Total operating expenses	22,141	21,771	370
Operating loss	(22,112)	(4,187)	(17,925)
Other income (expense):
Gain from equity method investment	1,342	1,713	(371)
Gain (loss) on changes in fair value	49	(348)	397
(Loss) gain on change in fair value of warrant liability	(804)	10,386	(11,190)
Interest expense	(354)	(574)	220
Interest income	1,323	1,663	(340)
Loss on disposal of assets	(9)	(65)	56
Total other income	1,547	12,775	(11,228)
(Loss) gain from operations	(20,565)	8,588	(29,153)
Net (loss) income	$(20,565)	$8,588	$(29,153)

Revenue

Revenue for the three months ended March 31, 2025 was less than $0.1 million, compared to $17.6 million for the three months ended March 31, 2024. The decrease of $17.6 million in revenue during the three months ended March 31, 2025 was primarily the result of $8.5 million in revenue recognized under the TG License Agreement and a license agreement with Caribou Biosciences, Inc. during the three months ended March 31, 2024, a $4.5 million decrease in revenue recognized under the Novartis Agreement as we near the completion of our pre-clinical workplan during the three months ended March 31, 2025 compared to the three months ended

March 31, 2024 and a $4.5 million decrease in revenue recognized under the Prevail Agreement during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 following conclusion of the collaboration in April 2024.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Direct research and development expenses:
PBGENE-HBV external development costs	$1,601	$3,056	$(1,455)
PBGENE-DMD external development costs	2,438	175	2,263
PBGENE-3243 external development costs	2,165	1,212	953
Platform development and unallocated expenses:
Employee-related costs (including share-based compensation)	5,300	5,380	(80)
Laboratory supplies and services	454	744	(290)
CMOs and outsourced research and development	56	228	(172)
Facility-related costs, laboratory equipment, and maintenance	728	810	(82)
Depreciation and amortization	340	891	(551)
Licensing fees and other research and development costs	506	847	(341)
Total research and development expenses	$13,588	$13,343	$245

Research and development expenses for the three months ended March 31, 2025 were $13.6 million, compared to $13.3 million for the three months ended March 31, 2024. The increase of $0.3 million was primarily due to a $3.2 million increase in our direct expenses in PBGENE-DMD and PBGENE-3243 programs, partially offset by a $1.5 million decrease in our direct expense in PBGENE-HBV and a reduction in platform development and unallocated expenses of $1.5 million.

The direct expense increases of $2.3 million for PBGENE-DMD and $1.0 million for PBGENE-3243 were driven by development costs to continue advancing these programs. These increases were partially offset by a $1.5 million decrease in PBGENE-HBV development costs, which was driven by the program’s conclusion of non-clinical work and the program’s transition to the clinic. Contributing to the decrease in platform development and development expenses was a $0.6 million decrease in depreciation and amortization, a $0.3 million decrease in licensing fees and other research and development costs, and a $0.3 million decrease in laboratory supplies and services expenses.

General and Administrative Expenses

General and administrative expenses were $8.6 million for the three months ended March 31, 2025 compared to $8.4 million for the three months ended March 31, 2024. The increase of $0.2 million was primarily due to a $0.5 million increase in employee-related costs, partially offset by decreases in depreciation and amortization and other operating expenses, specifically taxes and insurance.

Gain from Equity Method Investment

Gain from equity method investment was $1.3 million during the three months ended March 31, 2025 which was primarily driven by a $2.3 million gain on dilution from our proportionate share of Elo’s proceeds from a Series A-2 financing in such period, partially offset by our proportionate share of Elo’s net loss of $0.9 million. Gain from equity method investment was $1.7 million during the three months ended March 31, 2024, which was primarily the result of a $2.7 million gain recorded from our proportionate share of Elo’s proceeds from a Series A-2 financing in such period, partially offset by our proportionate share of Elo’s loss of $1.0 million.

Gain (Loss) on Changes in Fair Value

Gain on changes in fair value was less than $0.1 million for the three months ended March 31, 2025, which was primarily attributed to an increase during such period in the fair value of the Imugene Convertible Note and the ordinary shares issued thereunder. Loss on changes in fair value was $0.3 million for the three months ended March 31, 2024, which was primarily attributable to a decrease during such period in the fair value of the Imugene Convertible Note.

(Loss) Gain on Change in Fair Value of Warrant Liability

Loss from change in fair value of the warrant liability was $0.8 million for the three months ended March 31, 2025 compared to a gain of $10.4 million for the three months ended March 31, 2024, which represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering.

Interest Expense

Interest expense was $0.4 million for the three months ended March 31, 2025 compared to $0.6 million for the three months ended March 31, 2024. The decrease of $0.2 million of interest expense was primarily driven by lower interest rates during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Interest income was $1.3 million during the three months ended March 31, 2025 compared to $1.7 million during the three months ended March 31, 2024. The $0.4 million decrease in interest income was the result of lower interest rates during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Loss on Disposal of Assets

Loss on disposal of assets was less than $0.1 million during each of the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.

We have incurred significant operating losses since our inception and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of March 31, 2025, we had an accumulated deficit of $503.0 million.

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

As of March 31, 2025, we had a total cash, cash equivalents and restricted cash balance of $99.8 million. Pursuant to our July 31, 2024 amended and restated loan and security agreement with Banc of California (the “2024 Loan and Security Agreement”) pursuant to which Banc of California provided us with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”), we are not entitled to borrow any additional amounts under the 2024 Term Loan and are required to maintain an aggregate balance in a cash security account with Banc of California (the “Cash Security Account”) at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.

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

As of the filing of this Quarterly Report on Form 10-Q, we are subject to the Baby Shelf Rule, as defined and described in “Risk Factors – We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. As a result of the Baby Shelf Rule, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3, including under our ATM facility, until such time as our public float exceeds $75 million.

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

Cash Flows

Our cash, cash equivalents, and restricted cash totaled $99.8 million and $137.8 million as of March 31, 2025 and 2024, respectively.

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Components of cash used in operating activities:
Net (loss) income	$(20,565)	$8,588	$(29,153)
Non-cash adjustments	2,808	(7,240)	10,048
Changes in operating assets and liabilities	(1,295)	(20,329)	19,034
Net cash used in operating activities	(19,052)	(18,981)	(71)
Net cash used in investing activities	(314)	(26)	(288)
Net cash provided by financing activities	10,687	40,095	(29,408)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(8,679)	$21,088	$(29,767)

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs.

Cash used in operating activities during the three months ended March 31, 2025 was $19.1 million compared to $19.0 million during the three months ended March 31, 2024. The $0.1 million increase in cash used in operating activities was primarily driven by a $29.2 million decrease in net income offset by increases of $10.0 million in non-cash adjustments and $19.0 million in changes in operating assets and liabilities.

The increase in non-cash adjustments was primarily driven by the net change in fair value of warrants for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The change in cash used in operating assets and liabilities is primarily driven by the net changes of deferred revenue as a result of the conclusion of the Prevail collaboration and a decrease in revenue recognized under the Novartis collaboration for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Additionally driving the change in cash used in operating assets and liabilities is the net change of the contract asset as a result of the TG Therapeutics deferred share payment in three months ended March 31, 2025 and net changes in prepaid expenses.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the three months ended March 31, 2025 was $0.3 million, compared to an amount less than $0.1 million used in investing activities in the three months ended March 31, 2024. The increase in cash used in investing activities was the result of a $0.3 million increase in intangible asset purchases during the three months ended March 31, 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was $10.7 million, compared to $40.1 million during the three months ended March 31, 2024. The $29.4 million decrease in cash provided by financing activities during the three months ended March 31, 2025 was primarily due to the Company receiving $29.6 million in net proceeds from an underwritten offering of common stock and warrants in the three months ended March 31, 2024, whereas the Company did not receive any net proceeds from underwritten offerings during the three months ended March 31, 2025.

Debt Obligations

On July 31, 2024, we replaced our revolving line of credit with Banc of California with the 2024 Term Loan with an aggregate principal amount of $22.5 million. The stated interest rate under the 2024 Term Loan is equal to the greater of 1.50% below the Prime Rate or 4.5%. As of March 31, 2025, the outstanding principal balance on the 2024 Term Loan was $22.5 million, the stated interest rate was 6.00% and the effective interest rate was 6.43%.

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

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts, including potential near-term consideration to be received from licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We expect our cash runway to be sufficient to achieve first-in-human Phase 1 clinical data for two wholly-owned in vivo gene editing programs. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of current global macroeconomic conditions. If we are unable to obtain sufficient financing on a timely basis or on favorable terms, we may be required to significantly delay, alter reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy, or capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

In addition to the contractual obligations and commitments as described elsewhere in this Quarterly Report on Form 10-Q with respect to leases, outstanding indebtedness, and intellectual property licenses, we also enter into contracts in the normal course of business with CMOs, universities, and other third parties for preclinical research studies, testing, manufacturing services, and other services and products for operating purposes. These contracts are generally cancelable upon written notice. There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The Company does not have any material capital expenditure commitments as of March 31, 2025.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three months ended March 31, 2025. There have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash, cash equivalents and restricted cash of $99.8 million, or 80% of our total assets, on March 31, 2025 and $108.5 million, or 80% of our total assets, on December 31, 2024. Interest income earned was $1.3 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents as of March 31, 2025

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $20.6 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $503.0 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and ATM offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.

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

We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts, including potential near-term consideration to be received from our licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We expect our cash runway to be sufficient to achieve first-in-human Phase 1 clinical data for two of our wholly-owned programs. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including the outcomes of preclinical studies and clinical trials, our ability to obtain regulatory approval, investor interest in and the likelihood of commercial success of particular product candidates and programs, and other factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations and licensing arrangements, or abandon one or more product candidates or programs in the event that sufficient funding is not available.

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

Even if we believe we have sufficient funds for our current or future operating plans, we may continue to seek additional capital if market conditions are favorable or in light of specific strategic considerations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. As of the filing of this Quarterly Report on Form 10-Q, we are subject to General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”). Under the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3, including through our ATM facility, until our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

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

Certain states have also adopted comparable privacy and security laws and regulations which govern the privacy, processing, and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, collectively, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in a number of states, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Similarly, in the EU, a medicinal product may receive orphan designation from the European Commission after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, under Article 3 of Regulation (EC) 141/2000. This applies to products (1) that are intended for a life-threatening or chronically debilitating condition; (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, specific regulatory assistance and scientific advice, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization and assuming the requirements for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to 10 years of market exclusivity for the approved therapeutic indication, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for complying with an agreed Pediatric Investigation Plan (“PIP”). However, the 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is judged as sufficiently profitable not to justify maintenance of market exclusivity, or when the prevalence of the condition has increased above the orphan designation threshold. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

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

Further, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA, CMS has published the negotiated prices for the initial 10 drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

As of March 31, 2025, we had 107 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.

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

Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. If our collaborations do not result in the successful development and commercialization of product candidates or technologies, or if one of our collaborators terminates its agreement with us, we may not receive any future funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates or technologies could be delayed, and we may need additional resources to develop such product candidates or technologies. For example, we waived earned, but unpaid milestone payments in connection with the termination of the development and commercial license agreement by and between Les Laboratoires Servier and Institut de Recherches Internationales, Servier (collectively “Servier”). If any of our collaborators terminates its agreement with us, we may be unable to find a suitable replacement collaborator or attract new collaborators and may need to raise additional capital to pursue further development or commercialization of the applicable product candidates or technologies. These events could delay development programs, negatively impact the perception of our company in business and financial communities or cause us to have to cease development of the product candidate covered by the collaboration arrangement. Failure to develop or maintain relationships with any current collaborators could result in the loss of opportunity to work with that collaborator or reputational damage that could impact our relationships with other collaborators in the relatively small industry communities in which we operate. Moreover, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators. If our existing collaboration agreements or any collaborative or strategic relationships we may establish in the future are not effective and successful, it may damage our reputation and business prospects, delay or prevent the development and commercialization of product candidates and inhibit or preclude our ability to realize any revenues.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents have been, and may in the future be, challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. For example, proceedings held by the Patent Trial and Appeal Board (the “PTAB”), of the USPTO could result in an adverse outcome, affecting our competitive position, including, without limitation, loss of some or all of any involved patent claims, limiting our ability to stop others from using or commercializing similar or identical technology and products, which could harm our business, financial condition and results of operations. Protecting our patent rights in connection with such proceedings may also be expensive and may involve the diversion of significant management time.

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

From time to time, the Supreme Court, other federal courts, the United States Congress, (“Congress”), the USPTO and similar international authorities may change the standards of patentability, and any such changes could have a negative impact on our business. For example, the America Invents Act (the “AIA”), which was passed in September 2011, resulted in significant changes to the U.S. patent system. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. Circumstances could prevent us from promptly filing patent applications on our inventions.

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

The European Union’s Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package, or (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a central forum and unified patent laws to predictably apply to existing European patents, replacing the unpredictable nature of applying individual national laws to each patent. Moreover, the UPC allows for the possibility of a competitor to obtain an injuction in all UPC-contracting states. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that are provided by the UPC. Under the EU Patent Package, we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

As of March 31, 2025, we had cash, cash equivalents and restricted cash of $99.8 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since March 31, 2025, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits, and we currently maintain and are required to maintain such deposits at the Banc of California pursuant to the 2024 Loan and Security Agreement. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2025, we issued 220,712 shares of our common stock to TG Subsidiary in exchange for the deferred cash payment of $2.5 million that was paid to the Company as partial consideration for the license rights we granted to TG Therapeutics pursuant to the

TG License Agreement. The issuance of the shares to TG Subsidiary was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On January 13, 2025, Jeff Smith, our Chief Research Officer, entered into a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c). Dr. Smith’s trading plan provides for the sale of, in the aggregate, up to 7,931 shares of our common stock from May 8, 2025 through January 8, 2026, unless the plan is earlier terminated. This represents the maximum number of shares that may be sold pursuant to Dr. Smith’s Rule 10b5-1 plan. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.

On January 17, 2025, Alex Kelly, our Chief Financial Officer, entered into a sell-to-cover instruction letter intended to satisfy the affirmative defense conditions under Rule 10b5-1(c). Mr. Kelly’s instruction letter provides for sales of such number of shares of our common stock as are necessary to satisfy the applicable tax withholding obligations arising from the vesting of Restricted Stock Units granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. Mr. Kelly’s instruction letter may only be modified, terminated or amended by a signed writing provided by Mr. Kelly during an open trading window under the Company’s insider trading policies.

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

Precision BioSciences, Inc.

Date: May 15, 2025	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: May 15, 2025	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer and principal accounting officer)