Form 10-Q
period 2025-06-30
PRECISION BIOSCIENCES INC
filed 2025-08-07
CIK 1357874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-38841
________________________________________________________
Precision BioSciences, Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________________

Delaware	20-4206017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
302 East Pettigrew St., Suite A-100 Durham, North Carolina	27701
(Address of principal executive offices)	(Zip Code)
(919) 314-5512
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________________
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒		Smaller reporting company	☒
		.	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 31, 2025, the registrant had 11,786,991 shares of common stock, $0.000005 par value per share, outstanding.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II. Item 1A. “Risk Factors” and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:
•our ability to become profitable;
•our ability to procure sufficient funding to advance our programs;
•risks associated with raising additional capital and requirements under our current debt instruments and effects of restrictions thereunder;
•our operating expenses and our ability to predict what those expenses will be;
•our limited operating history;
•the success of our programs and product candidates in which we expend our resources;
•our limited ability or inability to assess the safety and efficacy of our product candidates;
•the risk that other genome-editing technologies may provide significant advantages over our ARCUS technology;
•our dependence on our ARCUS technology;
•the initiation, cost, timing, progress, achievement of milestones and results of research and development activities and preclinical and clinical studies;
•public perception about genome editing technology and its applications;
•competition in the genome editing, biopharmaceutical, and biotechnology fields;
•our or our collaborators’ ability to identify, develop and commercialize product candidates;
•potential product liability lawsuits and penalties against us or our collaborators related to our technology and our product candidates;
•the U.S. and foreign regulatory landscape applicable to our and our collaborators’ development of product candidates;
•our or our collaborators’ or other licensees’ ability to advance product candidates into, and successfully design, implement and complete, clinical or field trials;
•potential manufacturing problems associated with the development or commercialization of any of our product candidates;

•delays or difficulties in our or our collaborators’ ability to enroll patients in clinical trials;
•changes in interim “top-line” and initial data that we announce or publish;
•if our product candidates do not work as intended or cause undesirable side effects;
•risks associated with applicable healthcare, data protection, privacy and security regulations and our compliance therewith;
•our ability to obtain orphan drug designation or fast track designation for our product candidates or to realize the expected benefits of these designations;
•our or our collaborators’ ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
•the rate and degree of market acceptance of any of our product candidates;
•our ability to effectively manage the growth of our operations;
•our ability to attract, retain, and motivate executives and personnel;
•effects of system failures and security breaches;
•insurance expenses and exposure to uninsured liabilities;
•effects of tax rules;
•effects of any pandemic, epidemic, or outbreak of an infectious disease;
•the success of our existing collaboration and other license agreements and our ability to enter into new collaboration arrangements;
•our current and future relationships with and reliance on third parties including suppliers and manufacturers;
•our ability to obtain and maintain intellectual property protection for our technology and any of our product candidates;
•potential litigation relating to infringement or misappropriation of intellectual property rights;
•effects of natural and man-made disasters, public health emergencies and other natural catastrophic events;
•effects of sustained inflation, supply chain disruptions and major central bank policy actions;
•market and economic conditions;
•risks related to ownership of our common stock, including fluctuations in our stock price; and
•our ability to meet the requirements of and maintain listing of our common stock on Nasdaq or other public stock exchanges.
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
•We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. We have not been profitable and may not achieve or maintain profitability.
•We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.
•We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.
•ARCUS is a novel technology, making it difficult to predict the time, cost and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of most of our product candidates in humans.
•We are heavily dependent on the successful development and translation of ARCUS, and due to the early stages of our product development operations, we cannot give any assurance that any product candidates will be successfully developed and commercialized.
•Adverse public perception of genome editing may negatively impact the developmental progress or commercial success of products that we develop alone or with collaborators.
•We face significant competition in industries experiencing rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop product candidates or treatments that are safer or more effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any of our product candidates.
•Our future profitability, if any, will depend in part on our ability and the ability of our collaborators to commercialize any products that we or our collaborators may develop in markets throughout the world. Commercialization of products in various markets could subject us to risks and uncertainties.
•Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any products that we develop alone or with collaborators.
•The regulatory landscape that will apply to development of therapeutic product candidates by us or our collaborators is rigorous, complex, uncertain and subject to change, which could result in delays or termination of development of such product candidates or unexpected costs in obtaining regulatory approvals.
•Clinical trials are difficult to design and implement, expensive, time-consuming and involve an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.
•Any product candidates that we or our collaborators or other licensees may develop will be novel and may be complex and difficult to manufacture, and if we experience manufacturing problems, it could result in delays in development and commercialization of such product candidates or otherwise harm our business.
•Even if we obtain regulatory approval for any products that we develop alone or with collaborators, such products will remain subject to ongoing regulatory requirements, which may result in significant additional expense.
•Even if any product we develop alone or with collaborators receives marketing approval, such product may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
•Our future success depends on our key executives, as well as attracting, retaining and motivating qualified personnel.
•Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in the delisting of our common stock.

•Because we no longer qualify as an emerging growth company, we are subject to additional laws and regulations affecting public companies that may increase our costs and the demands on our management which could harm our operating results.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PRECISION BIOSCIENCES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$62,242	$85,899
Accounts receivable	—	229
Marketable securities	—	413
Prepaid expenses	7,450	6,441
Assets held for sale	140	169
Contract asset	—	1,469
Other current assets	427	369
Total current assets	70,259	94,989
Restricted cash	22,564	22,569
Property, equipment, and software—net	2,356	3,089
Intangible assets—net	605	622
Right-of-use assets—net	6,462	7,090
Investment in equity securities	744	3,206
Note receivable—net	5,730	4,602
Other assets	208	221
Total assets	$108,928	$136,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,121	$1,312
Accrued compensation	2,450	5,182
Accrued research and development expenses	991	2,016
Deferred revenue	5,989	2,957
Lease liabilities	1,411	1,320
Other current liabilities	721	989
Current liabilities of discontinued operations	885	1,204
Total current liabilities	13,568	14,980
Loan payable	22,354	22,321
Deferred revenue	20,225	23,300
Lease liabilities	5,680	6,404
Warrant liability	2,847	2,796
Contract liabilities	10,000	10,000
Other noncurrent liabilities	200	194
Total liabilities	74,874	79,995
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 11,663,996 shares issued and 11,636,981 shares outstanding as of June 30, 2025; 8,229,730 shares issued and 8,202,715 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	561,554	539,808
Accumulated deficit	(526,549)	(482,464)
Treasury stock	(952)	(952)
Total stockholders’ equity	34,054	56,393
Total liabilities and stockholders’ equity	$108,928	$136,388
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$18	$49,898	$47	$67,482
Operating expenses
Research and development	12,768	17,225	26,356	30,568
General and administrative	9,127	8,527	17,680	16,955
Total operating expenses	21,895	25,752	44,036	47,523
Operating (loss) income	(21,877)	24,146	(43,989)	19,959
Other (expense) income:
(Loss) gain from equity method investment	(665)	(950)	677	763
(Loss) gain on changes in fair value	(2,464)	694	(2,415)	346
Gain (loss) on change in fair value of warrant liability	753	7,765	(51)	18,151
Interest expense	(358)	(560)	(712)	(1,134)
Interest income	1,116	1,843	2,439	3,506
Loss on disposal of assets	(25)	(189)	(34)	(254)
Total other (expense) income	(1,643)	8,603	(96)	21,378
(Loss) income from operations	$(23,520)	$32,749	$(44,085)	$41,337
Net (loss) income	$(23,520)	$32,749	$(44,085)	$41,337

Net (loss) income per share
Basic	$(2.13)	$4.70	$(4.33)	$6.87
Diluted	$(2.13)	$4.67	$(4.33)	$6.81

Weighted-average shares of common stock outstanding
Basic	11,046,401	6,966,680	10,174,193	6,013,829
Diluted	11,046,401	7,011,630	10,174,193	6,067,620
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance- December 31, 2023	4,191,053	$1	$509,443	$(489,631)	$(952)	$18,861
Issuance of common stock under employee stock purchase plan	9,037	—	112	—	—	$112
Share-based compensation expense	—	—	2,906	—	—	$2,906
Proceeds from issuance of common stock to collaboration partners and licensees	97,360	—	905	—	—	$905
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance cost	2,500,000	—	4,610	—	—	$4,610
Proceeds from issuance of common stock through ATM facility, net of issuance cost	98,943	—	1,224	—	—	$1,224
Restricted stock units vested	46,861	—	—	—	—	—
Net income	—	—	—	8,588	—	$8,588
Balance- March 31, 2024	6,943,254	$1	$519,200	$(481,043)	$(952)	$37,206
Share-based compensation expense	—	—	2,928	—	—	2,928
Proceeds from issuance of common stock, net of issuance cost	25,000	—	300	—	—	300
Proceeds from issuance of common stock through ATM facility, net of issuance cost	144,735	—	1,531	—	—	1,531
Restricted stock units vested	37,396	—	—	—	—	—
Net Income	—	—	—	32,749	—	32,749
Balance- June 30, 2024	7,150,385	$1	$523,959	$(448,294)	$(952)	$74,714

Balance- December 31, 2024	8,229,730	$1	$539,808	$(482,464)	$(952)	$56,393
Issuance of common stock under employee stock purchase plan	30,999	—	140	—	—	140
Share-based compensation expense	—	—	2,822	—	—	2,822
Proceeds from issuance of common stock to licensees	220,712	—	1,031	—	—	1,031
Proceeds from issuance of common stock through ATM facility, net of issuance cost	1,818,886	—	9,516	—	—	9,516
Restricted stock units vested	275,540	—	—	—	—	—
Net loss	—	—	—	(20,565)	—	(20,565)
Balance- March 31, 2025	10,575,867	$1	$553,317	$(503,029)	$(952)	$49,337
Shared-based compensation expense	—	—	2,937	—	—	2,937
Proceeds from issuance of common stock through ATM facility, net of issuance cost	1,036,488	—	5,300	—	—	5,300
Restricted stock units vested	51,641	—	—	—	—	—
Net loss	—	—	—	(23,520)	—	(23,520)
Balance- June 30, 2025	11,663,996	$1	$561,554	$(526,549)	$(952)	$34,054
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net (loss) income	$(44,085)	$41,337
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	773	2,235
Share-based compensation	5,759	5,834
Loss on disposal of assets	34	254
Non-cash interest expense	146	255
Amortization of right-of-use assets	628	574
Loss (gain) on changes in fair value	2,415	(346)
Gain from equity method investment	(677)	(763)
Amortization of discount on note receivable	(451)	(280)
Loss (gain) on change in fair value of warrant liability	51	(18,151)
Changes in operating assets and liabilities:
Prepaid expenses	(1,009)	309
Marketable securities	464	—
Accounts receivable	229	694
Contract asset	1,469	(1,359)
Other assets and other current assets	(45)	(96)
Accounts payable	93	(1,982)
Other liabilities and other current liabilities	(4,441)	(4,015)
Deferred revenue	(43)	(57,808)
Lease liabilities	(633)	(542)
Net cash used in operating activities	(39,323)	(33,850)
Cash flows used in investing activities:
Purchases of property, equipment and software	(66)	(114)
Purchases of intangible assets	(265)	—
Proceeds from sale of equipment	5	60
Net cash used in investing activities	(326)	(54)
Cash flows provided by financing activities:
Proceeds from employee stock purchase plan	140	112
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance cost	—	37,025
Proceeds from issuance of common stock through ATM facility, net of issuance cost	14,816	2,755
Proceeds from issuance of common stock to collaboration partners and licensees	1,031	905
Net cash provided by financing activities	15,987	40,797
Net (decrease) increase in cash and cash equivalents	(23,662)	6,893
Cash, cash equivalents, and restricted cash — beginning of period	108,468	116,678
Cash, cash equivalents, and restricted cash — end of period	$84,806	$123,571
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$62,242	$123,571
Restricted cash	$22,564	$—
Total of cash, cash equivalents and restricted cash	$84,806	$123,571
Supplemental disclosures of cash flow information:
Property, equipment and software additions included in accounts payable and other current liabilities	$—	$—
Cash paid for interest	$685	$1,058
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
The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of June 30, 2025 and its condensed results of operations and cash flows for the three and six months ended June 30, 2025 and 2024, have been made. The Company’s condensed results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.
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
Summary of Significant Accounting Policies
The Company’s complete listing of significant accounting policies is set forth in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Notes to Condensed Financial Statements on its Annual Report on

Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to these policies as of June 30, 2025.
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

NOTE 2:            FAIR VALUE MEASUREMENTS
The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

June 30, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,979	$14,979	$—	$—
Investment in iECURE	744	—	—	744
Assets held for sale	140	—	—	140
	$15,863	$14,979	$—	$884

Liabilities:
Final payment fee	$200	$—	$200	$—
Warrant liability	2,847	—	—	2,847
	$3,047	$—	$200	$2,847

December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,687	$14,687	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene Marketable Securities	413	413	—	—
Assets held for sale	169	—	—	169
	$18,475	$15,100	$—	$3,375

Liabilities:
Final payment fee	$194	$—	$194	$—
Warrant Liability	2,796	—	—	2,796
	$2,990	$—	$194	$2,796
The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended June 30, 2025 (in thousands). The warrant reconciliation is disclosed in Note 13, Warrants:

	Investment in iECURE	Assets held for sale
Balance December 31, 2024	$3,206	$169
(Loss) gain from changes in fair value included in earnings	(2,462)	1
Assets sold	—	(4)
Write-offs	—	(26)
Balance June 30, 2025	$744	$140
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

NOTE 3:            DEBT
Loan and Security Agreement
On July 31, 2024, the Company entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California pursuant to which Banc of California provided the Company with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%. As of June 30, 2025, the stated interest rate on the 2024 Term Loan was 6.00% and the effective interest rate was 6.43%.
Additionally, as of June 30, 2025, $22.5 million in borrowings were outstanding under the 2024 Term Loan and the unamortized debt discount balance was $0.1 million. Refer to Note 12, Debt, to the Company’s audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2024, for more information related to the 2024 Loan and Security Agreement.
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
Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the condensed balance sheets as of June 30, 2025 and December 31, 2024.

Leases
The Company has an operating lease for real estate in North Carolina and does not have any finance leases.
The elements of lease expense were as follows:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Lease Cost
Operating lease cost	$964	$967
Short-term lease cost	391	378
Variable lease cost	245	220
Sublease income	—	(212)
Total Lease Cost	$1,600	$1,353

Other Information
Operating cash flows used for operating leases	969	932

Operating Leases
Weighted-average remaining lease term (in years)	4.1	5.1

Operating Leases
Weighted-average discount rate	9.2%	9.2%
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
Future minimum lease payments under non-cancelable operating leases with terms of greater than one year as of June 30, 2025, were as follows:

(in thousands)	Amount
2025 (remainder of year)	$993
2026	2,019
2027	2,078
2028	2,140
2029	1,269
Total lease payments	$8,499
Less: imputed interest	1,408
Total operating lease liabilities	$7,091
Guarantees
The Company agreed to act as a guarantor of Imugene’s assumption of the Company’s lease for its Manufacturing Center for Advanced Therapeutics (the “MCAT Lease”) through the lease expiration date of August 31, 2027. If Imugene (including any successor or assignee of Imugene) fails to pay rent due on the MCAT Lease, the lessor may have contractual recourse against the Company.
As of June 30, 2025, the Company’s guarantee consists of a contingent liability for aggregate minimum lease payments of approximately $3.5 million. No contract liability for the Company’s guarantee of Imugene’s performance on the MCAT

Lease was recorded as of June 30, 2025, as it was not deemed probable that Imugene will be in default under the MCAT Lease.
Supply Agreements
The Company enters into contracts in the normal course of business with contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials and contract research organizations (“CROs”) for clinical trial services. These agreements provide for termination at the request of either party with less than one-year’s notice and are, therefore, cancellable contracts. If canceled, these agreements are not anticipated to have a material effect on the financial condition, results of operations, or cash flows of the Company.
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
Under the TG License Agreement, the Company received an upfront cash payment of $10.0 million (the “Upfront Payment”) comprised of (i) a $5.25 million cash payment that was paid to the Company on February 5, 2024, (ii) a $2.25 million cash payment that was paid to the Company on February 5, 2024 in exchange for 97,360 shares of the Company’s common stock, based on a price per share equal to a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million that was paid to the Company on January 6, 2025 in exchange for 220,712 shares of the Company’s common stock at a price per share of $11.33, which represented a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the date of payment. The Company will also receive an additional cash payment of $7.5 million in the event that TG Therapeutics achieves a certain clinical milestone. The Company is also entitled to receive additional payments upon the achievement of additional specified milestones of up to $288.6 million.
During the three and six months ended June 30, 2025, the Company recognized no revenue under the TG License Agreement. During the three and six months ended June 30, 2024, the Company recognized revenue of $0.9 million and $8.0 million, respectively, under the TG License Agreement.
Collaboration and License Agreement with Novartis
During each of the three and six months ended June 30, 2025, the Company recognized revenue under the collaboration and license between the Company and Novartis Pharma AG (the “Novartis Agreement”) of less than $0.1 million. During the three and six months ended June 30, 2024, the Company recognized revenue under the Novartis Agreement of $0.8 million and $5.3 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $26.2 million and $26.3 million as of June 30, 2025 and December 31, 2024, respectively, of which $6.0 million and $3.0 million, respectively, was included in current liabilities within the condensed balance sheets.

Development and License Agreement with Prevail
For the three and six months ended June 30, 2025, the Company recognized no revenue under the amended and restated development and license agreement between the Company and Prevail Therapeutics Inc. (the “Prevail Agreement”) as it was terminated in the prior year, and the Company subsequently exercised its rights to the return of its three programs. For the three and six months ended June 30, 2024, the Company recognized revenue of $48.2 million and $52.7 million, respectively. The Company has no deferred revenue related to the Prevail Agreement as of June 30, 2025 and December 31, 2024 due to the termination.
Development and License Agreement with iECURE
The Company adjusts the carrying value of the iECURE, Inc. (“iECURE”) equity to fair value each reporting period with any changes in fair value recorded to other (expense) income. There was a $2.5 million decrease in the fair value of the iECURE equity during the three and six months ended June 30, 2025 and no change in the fair value for the three and six months ended June 30, 2024.
NOTE 7:            SHARE-BASED COMPENSATION
The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of June 30, 2025 there were 29,904 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.
The 2019 Incentive Award Plan (as amended and restated, the “2019 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 46,972 stock options and 1,319,621 restricted stock units (“RSUs”) outstanding as of June 30, 2025.
The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of June 30, 2025, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 1,020,612 pursuant to this provision. Additionally, the number of shares available for issuance under the plan was increased by an additional 630,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on June 4, 2024. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of June 30, 2025, no shares were available to be issued under the 2019 Plan.
The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2025, we had issued 88,165 shares under the 2019 ESPP. As of June 30, 2025, 98,501 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the 2019 ESPP of less than $0.1 million during the six months ended June 30, 2025 and June 30, 2024.
The 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”) provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 500,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of June 30, 2025, 376,295 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 99,670 stock options and 14,835 RSUs outstanding as of June 30, 2025.

The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee	$2,740	$2,583	$5,379	$5,070
Nonemployee	197	346	379	764
	$2,937	$2,929	$5,758	$5,834
Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$398	$714	$901	$1,473
General and administrative	2,539	2,215	4,857	4,361
	$2,937	$2,929	$5,758	$5,834
The following table summarizes activity in the Company’s stock option plans for the three and six months ended June 30, 2025:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2024	376,551	$136.59
Granted	—	—
Exercised	—	—
Forfeited/canceled	(200,005)	112.13
Balance as of June 30, 2025	176,546	$164.31
The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.
The following table summarizes the Company’s RSU activity for the three and six months ended June 30, 2025:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2024	975,520	$14.32
Granted	743,339	5.06
Forfeited	(12,948)	20.17
Vested	(371,455)	16.81
Unvested RSUs as of June 30, 2025	1,334,456	$8.41
There was approximately $10.0 million of total unrecognized compensation cost related to unvested stock options and RSUs as of June 30, 2025, which is expected to be recognized over a weighted-average period of 1.7 years.
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
The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Current liabilities of discontinued operations
Accrued research and development expenses	885	1,204
Total current liabilities of discontinued operations	885	1,204
NOTE 9:            ELO TRANSACTION
It was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of Elo, an independent entity as of December 2021. Accordingly, the Company accounts for its investment in Elo under the equity method.
The Company owned approximately 26% of Elo’s voting shares outstanding as of December 31, 2024. In February 2025, Elo raised additional funding from its Series A-2 financing. The Company recognized a $2.3 million gain on dilution under the equity method during the six months ended June 30, 2025. The Company owned approximately 22% of Elo’s voting shares outstanding as of June 30, 2025. The Company’s proportionate share of Elo’s net loss for the six months ended June 30, 2025 and 2024 was $1.6 million and $1.9 million, respectively.
Note Receivable
The Company received common stock in Elo and a $10.0 million promissory note payable from Elo (the “Note Receivable”) which matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the Elo’s Amended and Restated Certificate of Incorporation). As of June 30, 2025, the carrying value of the Note Receivable was $5.7 million including a $3.2 million decrease in the carrying value as a result of equity method investment losses. The remaining $4.3 million discount on the Note Receivable will be amortized to interest income over the life of the Note Receivable.
NOTE 10:            INCOME TAXES
The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025 as the Company incurred losses for financial statement and tax purposes for the six months ended June 30, 2025. The Company is forecasting additional net losses for financial statement and tax purposes for the remainder of the year ending December 31, 2025. Therefore, no federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740, Income Taxes.
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
As of June 30, 2025, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.
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

The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(Loss) income from operations (in thousands)	$(23,520)	$32,749	$(44,085)	$41,337
Net (loss) income (in thousands)	$(23,520)	$32,749	$(44,085)	$41,337

Basic weighted-average common shares	11,046,401	6,966,680	10,174,193	6,013,829
Dilutive impact of share-based awards	—	44,950	—	53,791
Diluted weighted-average common shares (1)	11,046,401	7,011,630	10,174,193	6,067,620

Basic net (loss) income per share:
Basic (loss) income from operations	(2.13)	4.70	(4.33)	6.87
Basic net (loss) income per share	(2.13)	4.70	(4.33)	6.87

Diluted net (loss) income per share:
Diluted (loss) income from operations	(2.13)	4.67	(4.33)	6.81
Diluted net (loss) income per share	(2.13)	4.67	(4.33)	6.81
(1)For the three and six months ended June 30, 2025 all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti-dilutive. 3,015,654 and 3,010,321 total common stock equivalents were excluded from the diluted weighted-average common shares calculation for the three and six months ended June 30, 2024, respectively, as their inclusion would have been anti-dilutive.
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

The table below summarizes the significant research and development and general and administrative expense categories regularly provided to the CODM for the three months ended June 30, 2025 and June 30, 2024:

	Three months ended June 30,
(in thousands)	2025	2024
Revenue	$18	$49,898
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	1,378	7,654
PBGENE-DMD external development costs	4,163	156
PBGENE-3243 external development (credits) costs	(25)	964
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	4,766	5,368
Laboratory supplies and services	557	670
CMOs and outsourced research and development	277	112
Facility-related costs, laboratory equipment, and maintenance	807	818
Depreciation and amortization	330	842
Licensing fees and other research and development costs	515	641
Total research and development expenses	$12,768	$17,225
General and administrative expense
Employee-related costs (including share-based compensation)	5,730	5,099
Consulting and professional services	1,665	1,487
Other operating expenses and all other costs	1,732	1,941
Total general and administrative expenses	$9,127	$8,527
Total operating expenses	$21,895	$25,752
Operating (loss) income	(21,877)	24,146
Total other (expense) income	(1,643)	8,603
(Loss) income from operations	$(23,520)	$32,749
Net (loss) income	$(23,520)	$32,749
The table below summarizes the significant research and development and general and administrative expense categories regularly provided to the CODM for the six months ended June 30, 2025 and June 30, 2024.

	Six months ended June 30,
(in thousands)	2025	2024
Revenue	$47	$67,482
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	2,979	10,710
PBGENE-DMD external development costs	6,601	331
PBGENE-3243 external development costs	2,140	2,176
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	10,066	10,748
Laboratory supplies and services	1,011	1,414
CMOs and outsourced research and development	333	340
Facility-related costs, laboratory equipment, and maintenance	1,535	1,628
Depreciation and amortization	670	1,733
Licensing fees and other research and development costs	1,021	1,488
Total research and development expenses	$26,356	$30,568
General and administrative expense
Employee-related costs (including share-based compensation)	11,190	10,108
Consulting and professional services	3,201	2,954
Other operating expenses and all other costs	3,289	3,893
Total general and administrative expenses	$17,680	$16,955
Total operating expenses	$44,036	$47,523
Operating (loss) income	(43,989)	19,959
Total other (expense) income	(96)	21,378
(Loss) income from operations	$(44,085)	$41,337
Net (loss) income	$(44,085)	$41,337

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
The fair value adjustment for the three months ended June 30, 2025 was $0.8 million using the Black-Scholes option-pricing model. As of June 30, 2025 all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of June 30, 2025:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	83.08%
Weighted-average risk-free interest rate	3.72%
Expected term (in years)	3.67
Weighted-average fair value per option	$1.14

The following table summarizes the Company’s warrant liability (in thousands):

Balance at December 31, 2024	$2,796
Issuance of warrants	—
Change in fair value of warrant liability	804
Balance at March 31, 2025	$3,600
Issuance of warrants	—
Change in fair value of warrant liability	(752)
Balance at June 30, 2025	$2,848
NOTE 14:      SUBSEQUENT EVENTS
The Company has historically incurred significant operating losses and experienced negative cash flows from operations. The Company continues expansion of the ELIMINATE-B clinical trial to higher dose levels and is preparing to file an investigational new drug and/or clinical trial application for the PBGENE-DMD program. In July 2025, the Company initiated operating efficiencies, including employment related and other expense reductions, to reduce annual operating expenses and extend its cash runway.

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
PBGENE-HBV is our wholly owned in vivo gene editing program under investigation in a global first-in-human clinical trial, which is designed to be a potentially curative treatment for chronic Hepatitis B infection. PBGENE-HBV is the first and only potentially curative gene editing program to enter the clinic that is specifically designed to eliminate cccDNA and inactivate integrated HBV DNA, the root cause chronic Hepatitis B. The ELIMINATE-B trial is investigating PBGENE-HBV at multiple ascending dose levels with three dose administrations per dose level in patients with chronic Hepatitis B. The ELIMINATE-B trial is recruiting patients in the U.S., Moldova, Hong Kong, New Zealand and the U.K. and six patients have been treated to date.
In May 2025, we presented initial safety data for PBGENE-HBV at the European Association for the Study of the Liver Congress as well as safety data for the sentinel patient in cohort 2 during the American Society of Gene and Cell Therapy (“ASGCT”) annual meeting.
On August 6, 2025, we announced Phase 1 safety and efficacy data for Cohort 1, the lowest dose level in the ELIMINATE-B trial. Cohort 1 consisted of three patients each of whom received three planned administrations of 0.2 mg/kg of PBGENE-HBV dosed approximately eight weeks apart. The primary objective is to characterize the safety of PBGENE-HBV. PBGENE-HBV was well-tolerated in all three patients in Cohort 1. Across Cohort 1, no patient experienced above a Grade 2 treatment-related adverse event, a serious adverse event, or dose-limiting toxicity. No clinically significant lab abnormalities were observed, including liver enzymes and platelets.
PBGENE-HBV demonstrated a substantial HBsAg reduction in all three patients in Cohort 1 with best response reductions of 56%, 69% and 47% compared to baseline HBsAg levels (ranging between 562-11,813 IU/mL) in patients one, two and three, respectively. One of three patients (33%) in Cohort 1 achieved a durable HBsAg reduction of approximately 50% from baseline that was maintained as of the data cutoff-date (July 28, 2025), which was seven months after initial dosing. This data provides evidence of the ability of PBGENE-HBV to drive a durable antiviral response by editing the viral DNA at the source of chronic Hepatitis B infection. There was no association between baseline HBsAg and efficacy in Cohort 1.
We also announced initial safety data from Cohort 2 (0.4 mg/kg) in the ELIMINATE-B study. As of the data cutoff, one patient received three dose administrations with two weeks of follow-up, and two patients received one dose administration with four weeks of follow-up. In these patients, no adverse events above Grade 2 were observed. No serious adverse events or dose limiting toxicities were observed, and no cumulative adverse effects were observed. There were no clinically significant elevations of liver transaminases. One additional patient did not complete their dose due to a transient infusion-related serious adverse event that resolved within minutes. The Data Monitoring Committee determined that this transient reaction was not dose-related or dose-limiting. Given the favorable safety profile of Cohorts 1 and 2, the Data Monitoring Committee recently recommended initiation of Cohort 3.

We are on track to complete dosing of all three patients across all dose administrations in Cohort 2 and commence dosing Cohort 3. We expect to provide a data update later in 2025.
DMD is a genetic disease caused by mutations in the dystrophin gene that prevent production of the dystrophin protein and affects approximately 15,000 patients in the United States alone. There are currently no approved therapies with curative intent that can drive durable and significant functional improvements over time. PBGENE-DMD is designed to improve function for more than 60% of patients afflicted with DMD by employing two complementary ARCUS nucleases delivered in a single AAV to excise exons 45-55 of the dystrophin gene. The aim of this approach is to restore a near-full length functional dystrophin protein within the body that more closely resembles normal dystrophin as opposed to synthetic, truncated dystrophin approaches with minimal functional benefit.
The FDA granted PBGENE-DMD Rare Pediatric Disease designation in June 2025 for the treatment of DMD followed by Orphan Drug Designation in July 2025, highlighting the significant unmet need for new therapeutic options for those living with DMD.
In July 2025, we announced new preclinical data building upon previous data shared at ASGCT in May 2025. These data demonstrated the ability of PBGENE-DMD to target the key muscle types involved in the progression of DMD as well as significant, durable functional improvement in a humanized DMD mouse model. PBGENE-DMD showed a three-fold increase in dystrophin-positive muscle cells between three and nine months in the quadricep, gastrocnemius (calf), heart, and diaphragm. In the gastrocnemius specifically, up to 85% of cells were dystrophin-positive. This broad increase in dystrophin-positive cells, combined with the increased dystrophin protein detected in tissues, further validates the improved muscle function that was observed over time and may be attributable to edited satellite cells.
We are advancing the final U.S. investigational new drug (“IND”)-enabling toxicology studies with an anticipated IND and/or clinical trial application (“CTA”) filing targeted by the end of 2025 with initial clinical data expected in 2026.
As we advance the ELIMINATE-B clinical trial and prepare to file an IND and/or CTA for the PBGENE-DMD program, we are closely managing our operating costs. We have also extended our expected cash runway to the second half of 2027 to enable meaningful clinical data readouts for both programs. In July 2025, we initiated an operating efficiency program, including reductions in early research, manufacturing, and general and administrative operating expenses, which are aimed at reducing our annual operating expenses.
PBGENE-3243 is a potential treatment for m.3243 associated mitochondrial disease that is designed to specifically target and eliminate mutant m.3243G mitochondrial DNA (“mtDNA”), thereby eliminating the root cause of the disease. We have paused development of PBGENE-3243 to prioritize our two lead programs, PBGENE-HBV and PBGENE-DMD.
In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated gene insertion approach is being pursued as a potential treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. In January 2025, iECURE reported clinical efficacy and safety data in the first patient dosed showing a complete clinical response from three months post-exposure to the end of study at six months, as defined by the study protocol. The patient is now more than one year of age and is eating appropriate levels of protein for a child of his age. iECURE has reported that a second infant with severe OTC deficiency was dosed in the first half of 2025. The OTC-HOPE study is ongoing in the U.K., the U.S., Australia, and Spain, and iECURE expects to complete enrollment in 2025 and anticipates complete data from the trial in the first half of 2026.
Imugene, our clinical stage partner developing azer-cel for oncology indications, announced updated clinical data in July 2025. In the updated data in patients diagnosed with relapsed/refractory diffuse large B-cell lymphoma (“DLBCL”), two additional patients achieved a Complete Response and three additional patients achieved a Partial Response. Imugene reported that, as a result of the new data, the best overall response rate for azer-cel in DLBCL reached 75%, and the Complete Response rate reached 55%. Based on the updated response rate and maturing durability data, as well as having been awarded FDA Fast Track Designation for DLBCL, Imugene expects to request an end of Phase 1 meeting with the FDA in the fourth quarter of 2025 to present the data and discuss designs for a pivotal/registrational trial for azer-cel.

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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates. These include the following:
•salaries, benefits and other related costs, including share-based compensation expense, for personnel engaged in research and development functions;
•expenses incurred under agreements with third parties, including third parties that conduct preclinical research and development activities on our behalf;
•costs of manufacturing drug products for use in our preclinical studies, including the costs of contract manufacturing organizations (“CMOs”);
•costs of outside consultants;
•costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials;
•license payments made for intellectual property used in research and development activities; and
•facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically identifiable to research activities.
We expense research and development costs as incurred. We track external research and development costs by product candidate beginning when it is publicly named as a development program. Internal and external costs that are not identifiable to specific development candidates are included in the platform development expenses category.
Research and development activities are central to our business model. While we expect our costs to decrease in the short-term for 2026 and 2027 as a result of our cost reduction initiatives, we expect that our research and development expenses will increase over the long term and will comprise a larger percentage of our total expenses as we progress development of our product candidates.
We cannot determine with certainty the duration and costs of future clinical trials for our product candidates we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:
•the scope, rate of progress, expense and results of future clinical trials of our product candidates and other research and development activities that we may conduct;
•the ability to collaborate and partner with third parties to fund any or all of our programs;
•uncertainties in clinical trial design and patient enrollment rates;
•the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
•significant and changing government regulation and regulatory guidance;
•the timing and receipt of any marketing approvals; and
•the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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
(Loss) Gain from Equity Method Investment
Gain from equity method investment represents a gain from dilution from our proportionate share of our equity method investee, Elo Life Systems, Inc. (“Elo”), resulting from its Series A-2 financing offset by our proportionate share of net loss of Elo.
(Loss) Gain on Changes in Fair Value
The change in fair value represents the assessed changes in fair value of assets and liabilities carried at fair value.
As part of the consideration received in connection to the development and license agreement with iECURE, we entered into an equity issuance agreement with iECURE (the “iECURE Equity Agreement”), pursuant which iECURE issued us common stock in iECURE.
We adjust the carrying value of the iECURE investment under the iECURE Equity Agreement to its fair value each reporting period with any changes in fair value recorded to other (expense) income.
Gain (Loss) on Change in Fair Value of Warrant Liability
The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with an underwriting agreement in March 2024 relating to a public offering of (i) 2,500,000 shares of our common stock, par value $0.000005 per share, and (ii) warrants to purchase up to an aggregate of 2,500,000 shares of our common stock (the “March 2024 Public Offering”).
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and June 30, 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and June 30, 2024, together with the changes in those items:

	For the Three Months Ended June 30,
(in thousands)	2025	2024	Change
Revenue	$18	$49,898	$(49,880)
Operating expenses
Research and development	12,768	17,225	(4,457)
General and administrative	9,127	8,527	600
Total operating expenses	21,895	25,752	(3,857)
Operating (loss) income	(21,877)	24,146	(46,023)
Other (expense) income:
Loss from equity method investment	(665)	(950)	285
(Loss) gain on changes in fair value	(2,464)	694	(3,158)
Gain on change in fair value of warrant liability	753	7,765	(7,012)
Interest expense	(358)	(560)	202
Interest income	1,116	1,843	(727)
Loss on disposal of assets	(25)	(189)	164
Total other (expense) income	(1,643)	8,603	(10,246)
(Loss) income from operations	(23,520)	32,749	(56,269)
Net (loss) income	$(23,520)	$32,749	$(56,269)
Revenue
Revenue for the three months ended June 30, 2025 was less than $0.1 million, compared to $49.9 million for the three months ended June 30, 2024. The decrease of $49.9 million in revenue during the three months ended June 30, 2025 was primarily the result of $48.2 million of revenue recognized in the prior period which represented all remaining deferred revenue related to the Prevail Therapeutics Agreement at its conclusion in April 2024. Additionally contributing to the decrease in revenue was a $0.9 million decrease in revenue recognized under the TG License Agreement during the three months ended June 30, 2024, and a $0.8 million decrease in revenue recognized under the Novartis Agreement as we near the completion of our preclinical work plan during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Research and Development Expenses

	Three months ended June 30,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	$1,378	$7,654	$(6,276)
PBGENE-DMD external development costs	4,163	156	4,007
PBGENE-3243 external development (credits) costs	(25)	964	(989)
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	4,766	5,368	(602)
Laboratory supplies and services	557	670	(113)
CMOs and outsourced research and development	277	112	165
Facility-related costs, laboratory equipment, and maintenance	807	818	(11)
Depreciation and amortization	330	842	(512)
Licensing fees and other research and development costs	515	641	(126)
Total research and development expenses	$12,768	$17,225	$(4,457)
Research and development expenses for the three months ended June 30, 2025 were $12.8 million, compared to $17.2 million for the three months ended June 30, 2024. The decrease of $4.5 million was primarily due to a $7.3 million decrease in our direct expenses in PBGENE-HBV and PBGENE-3243 programs, partially offset by a $4.0 million increase in our direct expenses in PBGENE-DMD. Additionally contributing to the decrease was a reduction in platform development and early-stage research expenses of $1.2 million.
The direct expense decrease of $6.3 million for PBGENE-HBV was due to lower manufacturing and toxicology expenses as the program transitioned to the clinic in the fall of 2024. The increase in expense of $4.0 million for PBGENE-DMD was a result of the program's acceleration in the second quarter of 2025. PBGENE-3243 had a $1.0 million decrease in expense as we have paused development. Platform development and early-stage research expenses decreased over the comparison period as a result of a $0.6 million decrease in employee-related costs and a $0.5 million decrease in depreciation and amortization.
General and Administrative Expenses
General and administrative expenses were $9.1 million for the three months ended June 30, 2025, compared to $8.5 million for the three months ended June 30, 2024. The increase of $0.6 million was primarily due to a $0.6 million increase in employee-related costs, partially offset by decreases in other general and administrative expenses.
Loss from Equity Method Investment
Loss from equity method investment was $0.7 million during the three months ended June 30, 2025 compared to $1.0 million during the three months ended June 30, 2024, which represented our proportionate share of Elo's net loss in each period.
(Loss) Gain on Changes in Fair Value
Loss on changes in fair value was $2.5 million for the three months ended June 30, 2025 resulting from the change in fair value of the iECURE investment in the current period. Gain on changes in fair value was $0.7 million for the three months ended June 30, 2024, which was primarily attributable to the increase in fair value of the Imugene Convertible Note for that period.
Gain on Change in Fair Value of Warrant Liability
Gain from change in fair value of the warrant liability was $0.8 million for the three months ended June 30, 2025 compared to a gain of $7.8 million for the three months ended June 30, 2024, which represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering.

Interest Expense
Interest expense was $0.4 million for the three months ended June 30, 2025 compared to $0.6 million for the three months ended June 30, 2024. The decrease of $0.2 million of interest expense was primarily driven by lower interest rates during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Interest Income
Interest income was $1.1 million during the three months ended June 30, 2025 compared to $1.8 million during the three months ended June 30, 2024. The $0.7 million decrease in interest income was the result of lower interest rates and a lower cash balance during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Loss on Disposal of Assets
Loss on disposal of assets was less than $0.1 million during the three months ended June 30, 2025 compared to $0.2 million during the three months ended June 30, 2024.
Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and June 30, 2024, together with the changes in those items:

	For the Six Months Ended June 30,
(in thousands)	2025	2024	Change
Revenue	$47	$67,482	$(67,435)
Operating expenses
Research and development	26,356	30,568	(4,212)
General and administrative	17,680	16,955	725
Total operating expenses	44,036	47,523	(3,487)
Operating (loss) income	(43,989)	19,959	(63,948)
Other (expense) income:
Gain from equity method investment	677	763	(86)
(Loss) gain on changes in fair value	(2,415)	346	(2,761)
(Loss) gain on change in fair value of warrant liability	(51)	18,151	(18,202)
Interest expense	(712)	(1,134)	422
Interest income	2,439	3,506	(1,067)
Loss on disposal of assets	(34)	(254)	220
Total other (expense) income	(96)	21,378	(21,474)
(Loss) income from operations	(44,085)	41,337	(85,422)
Net (loss) income	$(44,085)	$41,337	$(85,422)
Revenue
Revenue for the six months ended June 30, 2025 was less than $0.1 million, compared to $67.5 million for the six months ended June 30, 2024. The decrease of $67.4 million in revenue during the six months ended June 30, 2025 was primarily the result of $52.7 million of revenue recognized in the prior period which represented all remaining deferred revenue related to the Prevail Therapeutics Agreement at its conclusion in April 2024. Additionally contributing to the decrease in revenue was a $9.5 million decrease as a result of revenue recognized under the TG License Agreement and a license agreement with Caribou Biosciences, Inc. during the six months ended June 30, 2024 and a $5.3 million decrease in revenue recognized under the Novartis Agreement as we near the completion of our preclinical work plan.

Research and Development Expenses

	Six months ended June 30,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	$2,979	$10,710	$(7,731)
PBGENE-DMD external development costs	6,601	331	6,270
PBGENE-3243 external development costs	2,140	2,176	(36)
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	10,066	10,748	(682)
Laboratory supplies and services	1,011	1,414	(403)
CMOs and outsourced research and development	333	340	(7)
Facility-related costs, laboratory equipment, and maintenance	1,535	1,628	(93)
Depreciation and amortization	670	1,733	(1,063)
Licensing fees and other research and development costs	1,021	1,488	(467)
Total research and development expenses	$26,356	$30,568	$(4,212)
Research and development expenses for the six months ended June 30, 2025 were $26.4 million, compared to $30.6 million for the six months ended June 30, 2024. The decrease of $4.2 million was primarily due to a $7.8 million decrease in our direct expenses in PBGENE-HBV and a $2.7 million decrease in platform development and early-stage research expenses. These expense decreases were partially offset by a $6.3 million increase in our direct expenses in PBGENE-DMD.
The direct expense decrease of $7.8 million for PBGENE-HBV was due to lower manufacturing and toxicology expenses as the program transitioned to the clinic in the fall of 2024. These decreases were partially offset by the $6.3 million increase in PBGENE-DMD development due to the program's acceleration in the second quarter of 2025. Platform development and early-stage research expenses also decreased by $2.7 million in expense over the comparison period. The primary factors for the decrease were a $1.1 million decrease in depreciation and amortization, a $0.7 million decrease in employee-related costs, and a $0.5 million decrease in license fees and other research and development costs.
General and Administrative Expenses
General and administrative expenses were $17.7 million for the six months ended June 30, 2025, compared to $17.0 million for the six months ended June 30, 2024. The increase of $0.7 million was primarily due to a $1.1 million increase in employee-related costs, partially offset by decreases in depreciation and amortization and other operating expenses, specifically subscription software.
Gain from Equity Method Investment
Gain from equity method investment was $0.7 million during the six months ended June 30, 2025 which was primarily driven by a $2.3 million gain on dilution from our proportionate share of Elo’s proceeds from a Series A-2 financing in such period, partially offset by our proportionate share of Elo’s net loss of $1.6 million during the period. Gain from equity method investment was $0.8 million during the six months ended June 30, 2024 which was primarily driven by a $2.7 million gain on dilution from our proportionate share of Elo’s proceeds from a Series A-2 financing in such period, partially offset by our proportionate share of Elo’s net loss of $1.9 million during the period.
(Loss) Gain on Changes in Fair Value
Loss on changes in fair value was $2.4 million for the six months ended June 30, 2025 due to the change in fair value of the iECURE investment in the current period. Gain on changes in fair value was $0.3 million for the six months ended June 30, 2024, which was primarily attributable to a increase during such period in the fair value of the Imugene Convertible Note.

(Loss) Gain on Change in Fair Value of Warrant Liability
Loss from change in fair value of the warrant liability was less than $0.1 million for the six months ended June 30, 2025 compared to a gain of $18.2 million for the six months ended June 30, 2024, which represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering.
Interest Expense
Interest expense was $0.7 million for the six months ended June 30, 2025 compared to $1.1 million for the six months ended June 30, 2024. The decrease of $0.4 million of interest expense was primarily driven by lower interest rates during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Interest income was $2.4 million during the six months ended June 30, 2025 compared to $3.5 million during the six months ended June 30, 2024. The $1.1 million decrease in interest income was the result of lower interest rates and a lower cash balance during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Loss on Disposal of Assets
Loss on disposal of assets was less than $0.1 million during the six months ended June 30, 2025 and $0.3 million during the six months ended June 30, 2024.
Liquidity and Capital Resources
Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.
We have historically incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of June 30, 2025, we had an accumulated deficit of $526.5 million.
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
As of June 30, 2025, we had a total cash, cash equivalents and restricted cash balance of $84.8 million. Pursuant to our July 31, 2024 amended and restated loan and security agreement with Banc of California (the “2024 Loan and Security Agreement”) pursuant to which Banc of California provided us with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”), we are not entitled to borrow any additional amounts under the 2024 Term Loan and are required to maintain an aggregate balance in a cash security account with Banc of California (the “Cash Security Account”) at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.
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
Cash Flows
Our cash, cash equivalents, and restricted cash totaled $84.8 million and $123.6 million as of June 30, 2025 and June 30, 2024, respectively.
The following table summarizes our sources and uses of cash for the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2025	2024	Change
Cash flows used in operating activities:
Net (loss) income	$(44,085)	$41,337	$(85,422)
Non-cash adjustments	8,678	(10,388)	19,066
Changes in operating assets and liabilities	(3,916)	(64,799)	60,883
Net cash used in operating activities	(39,323)	(33,850)	(5,473)
Net cash used in investing activities	(326)	(54)	(272)
Net cash provided by financing activities	15,987	40,797	(24,810)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(23,662)	$6,893	$(30,555)
Cash Used in Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs.
Cash used in operating activities during the six months ended June 30, 2025 was $39.3 million compared to $33.9 million during the six months ended June 30, 2024. The $5.5 million increase in cash used in operating activities was primarily driven by an $85.4 million decrease in net income offset by increases of $19.1 million in non-cash adjustments and $60.9 million in changes in operating assets and liabilities.
The increase in non-cash adjustments year over year was primarily driven by the net change in fair value of warrants during the six months ended June 30, 2024 due to the decrease in the warrant liability which resulted in a negative balance within non-cash adjustments for the period. For the six months ended June 30, 2025, the net change in fair value of warrants was slightly positive within non-cash adjustments given the incremental increase in the warrant liability for the current period. Also contributing to the increase in non-cash adjustments year over year was the change in fair value of the iECURE investment in the current period.

The change in cash used in operating assets and liabilities is primarily driven by the net changes of deferred revenue as a result of the conclusion of the Prevail collaboration and a decrease in revenue recognized under the Novartis collaboration for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Additionally driving the change in cash used in operating assets and liabilities is the net change of the contract asset as a result of the TG Therapeutics deferred share payment in January 2025 as well as the and net change in accounts payable across the comparison period.

Cash Used in Investing Activities
Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the six months ended June 30, 2025 was $0.3 million, compared to an amount less than $0.1 million used in investing activities in the six months ended June 30, 2024. The increase in cash used in investing activities was primarily the result of a $0.3 million increase in intangible asset purchases during the six months ended June 30, 2025.
Cash Provided by Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2025 was $16.0 million, compared to $40.8 million during the six months ended June 30, 2024. The $24.8 million decrease in cash provided by financing activities during the six months ended June 30, 2025 was primarily due to the Company receiving $37.5 million in net proceeds from an underwritten offering of common stock and warrants in the six months ended June 30, 2024, whereas the Company did not receive any net proceeds from underwritten offerings during the six months ended June 30, 2025. The decrease was partially offset by a $12.1 million increase in net proceeds from the issuance of common stock through the ATM facility between the comparison periods.
Debt Obligations
On July 31, 2024, we replaced our revolving line of credit with Banc of California with the 2024 Term Loan with an aggregate principal amount of $22.5 million. The stated interest rate under the 2024 Term Loan is equal to the greater of 1.50% below the Prime Rate or 4.5%. As of June 30, 2025, the outstanding principal balance on the 2024 Term Loan was $22.5 million, the stated interest rate was 6.00% and the effective interest rate was 6.43%.
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
Funding Requirements
We will continue to have funding requirements in connection with the continuation of our research and development efforts, potential IND and/or CTA submissions, potential clinical trials, and expected growth in our in vivo portfolios.
We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts, including potential near-term consideration to be received from licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. We expect our cash runway to be sufficient to enable potential commencement of a Phase 2 study for PBGENE-HBV and a potential pivotal study for PBGENE-DMD pending supportive Phase 1 data readouts. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of current global macroeconomic conditions. If we are unable to obtain sufficient financing on a timely basis or on favorable terms, we may be required to significantly delay, alter reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy, or capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•the ability to collaborate and partner with third parties to fund any or all of our programs;
•the progress, costs and results of our additional research and preclinical development programs including our in vivo pipeline and our planned IND or CTA submissions and potential biologics license application (“BLA”) submissions;

•the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•the scope, progress, results and costs of any product candidates that we may derive from ARCUS or any other product candidates we may develop alone or with collaborators;
•the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims; and
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates for which we or our collaborators obtain marketing approval.
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
Contractual Obligations and Commitments
In addition to the contractual obligations and commitments as described elsewhere in this Quarterly Report on Form 10-Q with respect to leases, outstanding indebtedness, and intellectual property licenses, we also enter into contracts in the normal course of business with CMOs, universities, and other third parties for preclinical research studies, testing, manufacturing services, and other services and products for operating purposes. These contracts are generally cancellable upon written notice. There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The Company does not have any material capital expenditure commitments as of June 30, 2025.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the six months ended June 30, 2025. There have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash, cash equivalents and restricted cash of $84.8 million, or approximately 78% of our total assets, on June 30, 2025 and $108.5 million, or approximately 80% of our total assets, on December 31, 2024. Interest income earned was $2.4 million and $3.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents as of June 30, 2025.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We do not expect to be profitable in the foreseeable future. Historically, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $44.1 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $526.5 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and ATM offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.
All of our current or future product candidates will require substantial additional development time and resources before we may realize revenue from product sales, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate our expenses will increase if and as we:
•continue our current research and development programs, including conducting laboratory and preclinical studies for product candidates;
•initiate potential clinical trials for product candidates;
•seek to identify, assess, acquire or develop additional research programs or product candidates;
•maintain, expand and protect our intellectual property portfolio;
•seek marketing approvals for any product candidates that may successfully complete development;
•establish a sales, marketing and distribution infrastructure to commercialize any products that may obtain marketing approval;
•change or add additional manufacturers or suppliers of biological materials or product candidates;
•further develop our genome editing technology;
•acquire or in-license other technologies;
•seek to attract new and retain existing personnel;
•expand our facilities; and
•incur increased costs as a result of operating as a public company.
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
We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, expected operational receipts, including potential near-term consideration to be received from our licensees, operational efficiencies gained from divestment of our historical CAR T operations, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. We expect our cash runway to be sufficient to enable potential commencement of a Phase 2 study for PBGENE-HBV and a potential pivotal study for PBGENE-DMD pending supportive Phase 1 data readouts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including the outcomes of preclinical studies and clinical trials, our ability to obtain regulatory approval, investor interest in and the likelihood of commercial success of particular product candidates and programs, and other factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations and licensing arrangements, or abandon one or more product candidates or programs in the event that sufficient funding is not available.
Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. Our future capital requirements will depend on many factors, including:
•the timing, scope, progress, costs, results and analysis of results of research activities, preclinical studies and potential clinical trials for any of our product candidates;
•the costs of future activities, including product manufacturing, sales, marketing and distribution activities for any product candidates that receive regulatory approval;
•the success of our existing collaborative and other out-licensing relationships;
•the extent to which we exercise any development or commercialization rights under collaborative relationships;
•our ability to establish and maintain additional collaborative or other out-licensing relationships on favorable terms, or at all;
•the extent to which we expand our operations and the timing of such expansion, including with respect to facilities, employees and product development platforms;

•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending intellectual property-related claims;
•the extent to which we acquire or in-license other technologies or product candidates;
•the extent to which we acquire or invest in other businesses;
•the costs of continuing to operate as a public company; and
•the amount of revenues, if any, received from commercial sales of any products that we develop alone or with collaborators that receive regulatory approval.
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
The 2024 Loan and Security Agreement requires us to comply with various covenants that limit our ability to, among other things:
•change our name, location, executive office or executive management, business, fiscal year, or control;
•complete mergers with or into other entities;
•incur indebtedness; and
•maintain less than $22.5 million of unencumbered cash in the Cash Security Account.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. All of our in vivo product candidates and product development programs we are currently pursuing are still in the discovery or preclinical stages. We may be unsuccessful in advancing those product candidates into clinical development or in identifying any developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:
•the use of ARCUS may be ineffective in identifying additional product candidates;
•we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
•we may not be able to enter into collaborative arrangements to facilitate development of product candidates, the terms of our collaborative arrangements may change, or our collaborative arrangements may be terminated;
•competitors may develop alternatives that render our product candidates obsolete or less attractive;
•our product candidates may be covered by third parties’ patents or other exclusive rights;
•the regulatory pathway for a product candidate may be too complex, expensive or otherwise difficult to navigate successfully; or
•our product candidates may be shown to not be effective, have harmful side effects or otherwise pose risks not outweighed by such product candidate’s benefits or have other characteristics that may make the products impractical to manufacture, unlikely to receive any required marketing approval, unlikely to generate sufficient market demand or otherwise not achieve profitable commercialization.

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
Our future profitability, if any, will depend in part on our ability and the ability of our collaborators or other licensees to commercialize any products that we, our collaborators, or our other licensees may develop in markets throughout the world. Commercialization of products in various markets could subject us to risks and uncertainties, including:
•obtaining, on a country-by-country basis, the applicable marketing authorization from the competent regulatory authority;
•the burden of complying with complex and changing regulatory, tax, accounting, labor and other legal requirements in each jurisdiction that we or our collaborators pursue;
•reduced protection for intellectual property rights;
•differing medical practices and customs affecting acceptance in the marketplace;
•import or export licensing requirements;
•governmental controls, trade restrictions or changes in tariffs;
•economic weakness, including inflation, political instability in particular foreign economies and markets, or civil unrest or war, such as the current conflict between Russia and Ukraine;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•longer accounts receivable collection times;
•longer lead times for shipping;

•language barriers;
•foreign currency exchange rate fluctuations;
•foreign reimbursement, pricing and insurance regimes; and
•the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.
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
Regardless of merit or eventual outcome, liability claims may result in:
•significant time and costs to defend the related litigation;
•injury to our reputation and significant negative media attention;
•diversion of management’s attention from pursuing our strategy;
•withdrawal of clinical trial participants;
•delay or termination of clinical trials;
•decreased demand for any products that we develop alone or with collaborators;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue; and
•the inability to further develop or commercialize any products.
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

Our product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
•we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we or our collaborators may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies;
•the FDA, comparable foreign regulatory authorities or notified bodies may fail to approve or certify the companion diagnostics we may contemplate developing with collaborators; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.
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
Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We do not know whether any of our planned or future clinical trials will need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials have been and may in the future be delayed, suspended or terminated for a variety of reasons, including in connection with:
•the inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;

•applicable regulatory authorities disagreeing as to the design or implementation of the clinical trials;
•obtaining regulatory authorization to commence a trial;
•reaching an agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining IRB or ethics committee approval or positive opinion at each site;
•developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
•insufficient or inadequate supply or quality of product candidates or other materials, including identification of lymphocyte donors meeting regulatory standards necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•recruiting and retaining enough suitable patients to participate in a trial;
•having enough patients complete a trial or return for post-treatment follow-up;
•adding a sufficient number of clinical trial sites;
•inspections of clinical trial sites or operations by applicable regulatory authorities, or the imposition of a clinical hold;
•clinical sites deviating from trial protocol or dropping out of a trial;
•the inability to demonstrate the efficacy and benefits of a product candidate;
•discovering that product candidates have unforeseen safety issues, undesirable side effects or other unexpected characteristics;
•addressing patient safety concerns that arise during the course of a trial;
•receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial;
•non-compliance with applicable regulatory requirements by us or third parties or changes in such regulations or administrative actions;
•suspensions or terminations by IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other foreign regulatory authorities due to a number of factors, including those described above;
•third parties being unable or unwilling to satisfy their contractual obligations to us;
•competitive pressures and other market conditions;
•changes in our financial priorities, greater than anticipated costs of completing a trial or our inability to continue funding the trial; or
•unforeseen events, such as natural or man-made disasters, public health emergencies, such as natural catastrophic events.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Additionally, we or our collaborators may experience unforeseen events during or resulting from clinical trials that could delay or prevent receipt of marketing approval for or commercialization of product candidates. For example, clinical trials of product candidates may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs. Regulators may also revise the requirements for approving the product candidates, or such requirements may not be as we anticipate. If we or our collaborators are required to conduct additional clinical trials or other testing of product candidates beyond those that we or our collaborators currently contemplate, if we or our collaborators are unable to successfully complete clinical trials or other testing of such product candidates, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•incur unplanned costs;
•be delayed in obtaining or fail to obtain marketing approval for product candidates;
•obtain marketing approval in some countries and not in others;
•obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

•obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•be subject to additional post-marketing testing requirements;
•be subject to changes in the way the product is administered;
•have regulatory authorities withdraw or suspend their approval of the product or impose restrictions on its distribution;
•be sued; or
•experience damage to our reputation.
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
Patient enrollment may also be affected by many factors, including:
•severity and difficulty of diagnosing of the disease under investigation;
•the difficulty in recruiting and/or identifying eligible patients suffering from rare diseases being evaluated under our trials;
•size of the patient population and process for identifying subjects;
•eligibility and exclusion criteria for the trial in question, including unforeseen requirements by the FDA or other regulatory authorities that we restrict one or more entry criteria for the study for safety reasons;
•our or our collaborators’ ability to recruit clinical trial investigators with the appropriate competencies and experience;
•design of the trial protocol;
•availability and efficacy of approved medications or therapies, or other clinical trials, for the disease or condition under investigation;
•perceived risks and benefits of the product candidate under trial or testing, or of the application of genome editing to human indications;
•availability of genetic testing for potential patients;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•ability to obtain and maintain subject consent;
•risk that enrolled subjects will drop out before completion of the trial;
•ability to monitor patients adequately during and after treatment;
•proximity and availability of clinical trial sites for prospective patients; and
•unforeseen events, such as natural or man-made disasters, public health emergencies may impact our operations, or other natural catastrophic events.
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
Furthermore, our or our collaborators’ ability to successfully initiate, enroll and conduct a clinical trial outside the United States is subject to numerous additional risks, including:
•difficulty in establishing or managing relationships with CROs and physicians;
•differing standards for the conduct of clinical trials;
•differing standards of care for patients with a particular disease;

•an inability to locate qualified local consultants, physicians and partners; and
•the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.
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
Additionally, if we successfully develop a product candidate alone or with collaborators and it receives marketing approval, the FDA or foreign regulatory authorities could require us to adopt a REMS or similar risk management measures to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or similar risk management measures or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators. Such identification could also have several additional significant negative consequences, such as:
•regulatory authorities may suspend, withdraw or limit approvals of such product, or seek an injunction against its manufacture or distribution;

•regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•we may be required to change the way a product is administered or conduct additional trials;
•the product may become less competitive;
•we or our collaborators may decide to remove the product from the marketplace;
•we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•we could be sued and be held liable for harm caused to patients; and
•our reputation may suffer.
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
Our business operations, as well as our current and anticipated future arrangements with investigators, healthcare professionals, consultants, third-party payors, customers and patients, expose or will expose us to broadly applicable foreign, federal, and state fraud and abuse and other healthcare laws and regulations. These laws constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any potential products for which we may obtain marketing approval. Such laws include:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a U.S. healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the U.S. federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibits, among other things, individuals and entities from knowingly presenting, or causing to be presented, to the U.S. government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the CMS, ownership and investment interests held by the physicians described above and their immediate family members; and

•analogous state and foreign laws and regulations, such as state anti-kickback and anti-corruption and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws and foreign laws and regulations that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government or foreign governmental authorities, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations and foreign laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws and foreign laws and regulations which require the registration of pharmaceutical sales representatives.
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
•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•the first applicant consents to a second orphan medicinal product application; or
•the first applicant cannot supply enough orphan medicinal product.
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
If we or our collaborators fail to comply with applicable regulatory requirements following approval of any potential products we may develop, authorities may:
•issue an untitled enforcement letter or a warning letter asserting a violation of the law;
•seek an injunction, impose civil and criminal penalties, and impose monetary fines, restitution or disgorgement of profits or revenues;
•suspend or withdraw regulatory approval;

•suspend or terminate any ongoing clinical trials or implement requirements to conduct post-marketing studies or clinical trials;
•refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our collaborators;
•restrict the labeling, marketing, distribution, use or manufacturing of products;
•seize or detain products or otherwise require the withdrawal or recall of products from the market;
•refuse to approve pending applications or supplements to approved applications that we or our collaborators submit;
•refuse to permit the import or export of products; or
•refuse to allow us or our collaborators to enter into government contracts.
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
The commercial success of any potential therapeutic products we develop alone or with collaborators will depend upon their degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Even if any potential therapeutic products we develop alone or with collaborators receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of any product we develop alone or with collaborators, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and safety of such product as demonstrated in clinical trials;
•the prevalence and severity of any side effects;
•the clinical indications for which the product is approved by FDA or other regulatory authorities;
•product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•public attitudes regarding genome editing technologies;
•our and any collaborators’ ability to educate the medical community about the safety and effectiveness of the product;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, as well as their willingness to accept a therapeutic intervention that involves the editing of the patient’s genome;
•the potential and perceived advantages compared to alternative treatments;
•convenience and ease of administration compared to alternative treatments;
•any restrictions on the use of such product together with other treatments or products;
•market introduction of competitive products;
•publicity concerning such product or competing products and treatments;
•the ability to offer such product for sale at a competitive price;
•the strength of marketing and distribution support; and
•sufficient third-party coverage and adequate reimbursement.
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
Recruiting and training a sales force or reimbursement specialists are expensive and time consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our commercialization personnel. Factors that may inhibit our efforts to commercialize products on our own include
•unforeseen costs and expenses associated with creating an independent commercialization organization;
•our inability to recruit, train, retain and effectively manage adequate numbers of effective sales, marketing, customer service and other support personnel, including for reimbursement or medical affairs;
•the inability of sales personnel to educate adequate numbers of physicians on the benefits of our future medicines; and
•the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors.
If we choose to enter into arrangements with third parties to perform sales, marketing, commercial support or distribution services, we may not be successful in entering into such arrangements or may be unable to do so on terms that are favorable to us. Entering into such third-party arrangements may subject us to a variety of risks, including:
•product revenues or profitability to us being lower than if we were to market and sell any products we or our collaborators may develop ourselves;
•our inability to exercise direct control over sales and marketing activities and personnel;
•failure of the third parties to devote necessary resources and attention to, or other inability to, sell and market any products we or our collaborators may develop;
•potential disputes with third parties concerning sales and marketing expenses, calculation of royalties and sales and marketing strategies; and
•unforeseen costs and expenses associated with sales and marketing.
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
As of June 30, 2025, we had 102 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.
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
Despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are vulnerable to attack, interruption, and damage from computer viruses and malware (e.g., ransomware), malicious code, cyberattacks, hacking, phishing attacks and other social engineering schemes, denial or degradation of service attacks, natural and man-made disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties (e.g., employee theft or misuse, attacks by sophisticated nation-state and nation-state-supported actors), and human error. The aforementioned third parties with which we have relationships include service providers and vendors who provide to us a broad array of software and other technologies as well as products, services and functions (e.g., human resources, finance, communications, data transmission, risk, compliance) that enable us to conduct, monitor and/or protect our business, operations, systems and data assets.
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
Our commercial success depends upon obtaining and maintaining proprietary rights to our intellectual property estate, including rights relating to ARCUS and to our product candidates, as well as successfully defending these rights against third-party challenges and successfully enforcing these rights to prevent third-party infringement. We will only be able to protect ARCUS and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents cover them. Our ability to obtain and maintain patent protection for ARCUS and our product candidates is uncertain due to a number of factors, including that:
•we may not have been the first to invent the technology covered by our pending patent applications or issued patents;
•we may not be the first to file patent applications covering product candidates, including their compositions or methods of use, as patent applications in the United States and most other countries are confidential for a period of time after filing;
•our compositions and methods may not be patentable;
•our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•any or all of our pending patent applications may not result in issued patents;
•others may independently develop identical, similar or alternative technologies, products or compositions or methods of use thereof;
•others may design around our patent claims to produce competitive technologies or products that fall outside of the scope of our patents;
•we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection;
•we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;
•any patents issued to us may not provide a basis for commercially viable products, may not provide any competitive advantages or may be successfully challenged by third parties;
•others may identify prior art or other bases upon which to challenge and ultimately invalidate our patents or otherwise render them unenforceable; and

•the growing scientific and patent literature relating to engineered endonucleases, including our own patents and publications, may make it increasingly difficult or impossible to patent new engineered nucleases in the future.
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
Disputes may arise regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the amounts of royalties, milestones or other payments due to our licensors;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and
•the priority of invention of patented technology.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, our chief executive officer (or our president, in the absence of a chief executive officer) or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
General Risk Factors
We or third parties with whom we have relationships may be adversely affected by natural or man-made disasters, public health emergencies and other natural catastrophic events, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural or man-made disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, public health emergency, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged our infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time, and our research and development activities could be setback or delayed. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation and cause a loss of confidence in us and our or third parties’ ability to conduct clinical trials, which could adversely affect our reputation and delay our research and development programs.
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
As of June 30, 2025, we had cash, cash equivalents and restricted cash of $84.8 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since June 30, 2025, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits, and we currently maintain and are required to maintain such deposits at the Banc of California pursuant to the 2024 Loan and Security Agreement. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:
•inconsistent trading volume levels of our common stock;
•announcements or expectations regarding debt or equity financing efforts;
•sales of common stock by us, our insiders or our other stockholders;
•actual or anticipated fluctuations in our financial condition and operating results;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•results from or delays in our studies or trials, or those of our collaborators, competitors or companies perceived to be similar to us;
•delay, failure or discontinuation of any of our product development and research programs, or those of our collaborators, competitors or companies perceived to be similar to us;
•announcements about new research programs or product candidates from us or our collaborators, our competitors or companies perceived to be similar to us;
•announcements by us, our collaborators, our competitors or companies perceived to be similar to us relating to significant acquisitions, strategic partnerships or alliances, joint ventures, collaborations or capital commitments;

•actual or anticipated changes in our growth rate relative to our competitors or companies perceived to be similar to us;
•fluctuations in the valuation of our collaborators, our competitors or companies perceived to be comparable to us;
•a lack of, limited or withdrawal of coverage by security analysts, or positive or negative recommendations by them;
•actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•publication of research reports about us, genome editing or the biopharmaceutical industries;
•developments or changing views regarding the use of genomic products, including those that involve genome editing;
•our ability to effectively manage our growth;
•the recruitment or departure of key personnel;
•the results of any efforts by us to identify, develop, acquire or in-license additional product candidates, products or technologies;
•unanticipated serious safety concerns related to the use of any of our product candidates, or those of our competitors or companies perceived to be similar to us;
•the termination of a collaboration agreement, licensing agreement or other strategic arrangement or the inability to establish additional strategic arrangements on favorable terms, or at all;
•regulatory actions with respect to any of our product candidates, or those of our competitors or companies perceived to be similar to us;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•regulatory or legal developments in the United States and other countries;
•changes in physician, hospital, or healthcare provider practices that may make our or our collaborators’ products less useful;
•changes in the structure of healthcare payment systems;
•significant lawsuits, such as products liability, patent or stockholder litigation;
•short sales of our common stock; and
•general economic, industry and market conditions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	2/13/2024

3.3	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	12/22/2023

10.1	2019 Incentive Award Plan, and forms of award agreements thereunder					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
____________________________________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: August 7, 2025	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: August 7, 2025	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer and principal accounting officer)