Form 10-Q
period 2025-09-30
PRECISION BIOSCIENCES INC
filed 2025-11-03
CIK 1357874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 29, 2025, the registrant had 13,256,751 shares of common stock, $0.000005 par value per share, outstanding.

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
•our or our collaborators’ and other licensees’ ability to identify, develop and commercialize product candidates;
•potential product liability lawsuits and penalties against us or our collaborators or other licensees related to our technology and our product candidates;
•the U.S. and foreign regulatory landscape applicable to our and our collaborators’ or other licensees’ development of product candidates;
•our or our collaborators’ or other licensees’ ability to advance product candidates into, and successfully design, implement and complete, clinical or field trials;
•potential manufacturing problems associated with the development or commercialization of any of our product candidates;

•delays or difficulties in our or our collaborators’ or other licensees’ ability to enroll patients in clinical trials;
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
•our or our collaborators’ or other licensees’ ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
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
•the success of our collaboration and other license agreements and our ability to enter into new collaboration or license arrangements in the future;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PRECISION BIOSCIENCES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$44,870	$85,899
Accounts receivable	4	229
Marketable securities	—	413
Prepaid expenses	5,857	6,441
Assets held for sale	126	169
Contract asset	—	1,469
Other current assets	848	369
Total current assets	51,705	94,989
Restricted cash	26,342	22,569
Property, equipment, and software—net	2,026	3,089
Intangible assets—net	985	622
Right-of-use assets—net	6,138	7,090
Investment in equity securities	744	3,206
Note receivable—net	5,370	4,602
Other assets	200	221
Total assets	$93,510	$136,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,340	$1,312
Accrued compensation	3,157	5,182
Accrued research and development expenses	1,297	2,016
Deferred revenue	6,248	2,957
Lease liabilities	1,458	1,320
Other current liabilities	611	989
Current liabilities of discontinued operations	885	1,204
Total current liabilities	14,996	14,980
Loan payable	22,374	22,321
Deferred revenue	19,957	23,300
Lease liabilities	5,296	6,404
Warrant liability	4,026	2,796
Contract liabilities	10,000	10,000
Other noncurrent liabilities	227	194
Total liabilities	76,876	79,995
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 12,109,680 shares issued and 12,082,665 shares outstanding as of September 30, 2025; 8,229,730 shares issued and 8,202,715 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	565,906	539,808
Accumulated deficit	(548,321)	(482,464)
Treasury stock	(952)	(952)
Total stockholders’ equity	16,634	56,393
Total liabilities and stockholders’ equity	$93,510	$136,388
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$13	$576	$60	$68,058
Operating expenses
Research and development	13,352	13,084	39,708	43,652
General and administrative	7,328	8,767	25,008	25,722
Total operating expenses	20,680	21,851	64,716	69,374
Operating loss	(20,667)	(21,275)	(64,656)	(1,316)
Other (expense) income:
(Loss) gain from equity method investment	(591)	(875)	86	(112)
(Loss) gain on changes in other fair value adjustments	(3)	571	(2,418)	917
(Loss) gain on change in fair value of warrant liability	(1,179)	3,647	(1,230)	21,798
Interest expense	(362)	(256)	(1,074)	(1,390)
Interest income	1,027	1,763	3,466	5,269
Gain (loss) on disposal of assets	3	—	(31)	(254)
Total other (expense) income	(1,105)	4,850	(1,201)	26,228
(Loss) income from operations	$(21,772)	$(16,425)	$(65,857)	$24,912
Net (loss) income	$(21,772)	$(16,425)	$(65,857)	$24,912

Net (loss) income per share
Basic	$(1.84)	$(2.25)	$(6.14)	$3.87
Diluted	$(1.84)	$(2.25)	$(6.14)	$3.78

Weighted-average shares of common stock outstanding
Basic	11,818,145	7,287,173	10,728,199	6,441,375
Diluted	11,818,145	7,287,173	10,728,199	6,590,885
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance- December 31, 2023	4,191,053	$1	$509,443	$(489,631)	$(952)	$18,861
Issuance of common stock under employee stock purchase plan	9,037	—	112	—	—	$112
Share-based compensation expense	—	—	2,906	—	—	$2,906
Issuance of common stock to collaboration partners and licensees	97,360	—	905	—	—	$905
Issuance of common stock and warrants through underwritten offering, net of issuance cost	2,500,000	—	4,610	—	—	$4,610
Issuance of common stock through ATM facility, net of issuance cost	98,943	—	1,224	—	—	$1,224
Settlement of restricted stock units	46,861	—	—	—	—	—
Net income	—	—	—	8,588	—	$8,588
Balance- March 31, 2024	6,943,254	$1	$519,200	$(481,043)	$(952)	$37,206
Share-based compensation expense	—	—	2,928	—	—	2,928
Issuance of common stock, net of issuance cost	25,000	—	300	—	—	300
Issuance of common stock through ATM facility, net of issuance cost	144,735	—	1,531	—	—	1,531
Settlement of restricted stock units	37,396	—	—	—	—	—
Net Income	—	—	—	32,749	—	32,749
Balance- June 30, 2024	7,150,385	$1	$523,959	$(448,294)	$(952)	$74,714
Share-based compensation expense	—	—	3,199	—	—	3,199
Issuance of common stock under employee stock purchase plan	14,794	—	137	—	—	137
Issuance of common stock through ATM facility, net of issuance cost	342,357	—	3,241	—	—	3,241
Net loss	—	—	—	(16,425)	—	(16,425)
Balance- September 30, 2024	7,507,536	$1	$530,536	$(464,719)	$(952)	$64,866

Balance- December 31, 2024	8,229,730	$1	$539,808	$(482,464)	$(952)	$56,393
Issuance of common stock under employee stock purchase plan	30,999	—	140	—	—	140
Share-based compensation expense	—	—	2,822	—	—	2,822
Issuance of common stock to licensees	220,712	—	1,031	—	—	1,031
Issuance of common stock through ATM facility, net of issuance cost	1,818,886	—	9,516	—	—	9,516
Settlement of restricted stock units	275,540	—	—	—	—	—
Net loss	—	—	—	(20,565)	—	(20,565)
Balance- March 31, 2025	10,575,867	$1	$553,317	$(503,029)	$(952)	$49,337
Shared-based compensation expense	—	—	2,937	—	—	2,937
Issuance of common stock through ATM facility, net of issuance cost	1,036,488	—	5,300	—	—	5,300
Settlement of restricted stock units	51,641	—	—	—	—	—
Net loss	—	—	—	(23,520)	—	(23,520)
Balance- June 30, 2025	11,663,996	$1	$561,554	$(526,549)	$(952)	$34,054
Shared-based compensation expense	—	—	2,386	—	—	2,386
Issuance of common stock under employee stock purchase plan	18,745	—	78	—	—	78
Issuance of common stock through ATM facility, net of issuance cost	382,571	—	1,888	—	—	1,888
Settlement of restricted stock units	44,368	—	—	—	—	—
Net loss	—	—	—	(21,772)	—	(21,772)
Balance- September 30, 2025	12,109,680	$1	$565,906	$(548,321)	$(952)	$16,634
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net (loss) income	$(65,857)	$24,912
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,123	2,950
Share-based compensation	8,145	9,033
Loss on disposal of assets	31	254
Non-cash interest expense	164	228
Amortization of right-of-use assets	952	870
Loss (gain) on changes in other fair value adjustments	2,418	(917)
(Gain) loss from equity method investment	(86)	112
Amortization of discount on note receivable	(682)	(506)
Loss (gain) on change in fair value of warrant liability	1,230	(21,798)
Changes in operating assets and liabilities:
Prepaid expenses	584	(1,137)
Marketable securities	464	607
Convertible note receivable	—	9,750
Accounts receivable	225	713
Contract asset	1,469	(1,359)
Other assets and other current assets	(151)	(147)
Accounts payable	313	(2,168)
Other liabilities and other current liabilities	(3,913)	(1,972)
Deferred revenue	(52)	(58,360)
Lease liabilities	(970)	(827)
Net cash used in operating activities	(54,593)	(39,762)
Cash flows used in investing activities:
Purchases of property, equipment and software	(66)	(153)
Purchases of intangible assets	(265)	(25)
Proceeds from sale of equipment	22	60
Net cash used in investing activities	(309)	(118)
Cash flows provided by financing activities:
Proceeds from employee stock purchase plan	218	249
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance cost	—	37,025
Proceeds from issuance of common stock through ATM facility, net of issuance cost	16,397	6,368
Proceeds from issuance of common stock to collaboration partners and licensees	1,031	905
Repayment of revolving credit facility	—	(22,505)
Borrowings from term loan debt facility, net of issuance costs paid to lender	—	22,488
Net cash provided by financing activities	17,646	44,530
Net (decrease) increase in cash and cash equivalents	(37,256)	4,650
Cash, cash equivalents, and restricted cash — beginning of period	108,468	116,678
Cash, cash equivalents, and restricted cash — end of period	$71,212	$121,328
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$44,870	$98,752
Restricted cash	$26,342	$22,576
Total of cash, cash equivalents and restricted cash	$71,212	$121,328
Supplemental disclosures of cash flow information:
Intangible asset additions included in accounts payable and accrued expenses and other current liabilities	$400	$—
Cash paid for interest	$1,030	$1,366
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
The Company has historically incurred significant operating losses and experienced negative cash flows from operations. The Company plans to continue its expansion of the ELIMINATE-B clinical trial to higher dose levels and is preparing to file an investigational new drug and/or clinical trial application for the PBGENE-DMD program. During the third quarter of 2025, the Company implemented operating efficiencies, including employment related and other expense reductions, to reduce annual operating expenses and extend its cash runway. These initiatives to reduce expenses are still in the process of being implemented as of the date of this Quarterly Report on Form 10-Q.
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
The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of September 30, 2025 and its condensed results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024, have been made. The Company’s condensed results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.
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
Summary of Significant Accounting Policies
Restricted Cash
Restricted cash includes a cash security account with Banc of California pursuant to the 2024 Loan and Security Agreement (as defined in Note 3, Debt, below) and the escrow account pursuant to the amended employment agreements (as described in Note 4, Commitments and Contingencies, below). Both of these balances are classified as long-term on the Company’s balance sheets as the maturity date under the 2024 Loan and Security Agreement is June 30, 2027 and the escrow account balance will be held in perpetuity in accordance with the employment agreements. As of September 30, 2025, the Company had a restricted cash balance of $26.3 million. The restricted cash balance as of December 31, 2024 was $22.6 million.
The Company’s complete listing of significant accounting policies is set forth in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Notes to Condensed Financial Statements on its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no further changes to these policies as of September 30, 2025.
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

NOTE 2:            FAIR VALUE MEASUREMENTS
The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

September 30, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,186	$15,186	$—	$—
Investment in iECURE	744	—	—	744
Assets held for sale	126	—	—	126
	$16,056	$15,186	$—	$870

Liabilities:
Final payment fee	$204	$—	$204	$—
Warrant liability	4,026	—	—	4,026
	$4,230	$—	$204	$4,026

December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,687	$14,687	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene Marketable Securities	413	413	—	—
Assets held for sale	169	—	—	169
	$18,475	$15,100	$—	$3,375

Liabilities:
Final payment fee	$194	$—	$194	$—
Warrant Liability	2,796	—	—	2,796
	$2,990	$—	$194	$2,796
The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 (in thousands). The warrant reconciliation is disclosed in Note 13, Warrants:

	Investment in iECURE	Assets held for sale
Balance December 31, 2024	$3,206	$169
(Loss) gain from changes in fair value included in earnings	(2,462)	1
Assets sold	—	(18)
Write-offs	—	(26)
Balance September 30, 2025	$744	$126
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

NOTE 3:            DEBT
Loan and Security Agreement
On July 31, 2024, the Company entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California pursuant to which Banc of California provided the Company with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%. As of September 30, 2025, the stated interest rate on the 2024 Term Loan was 5.75% and the effective interest rate was 6.17%.
Additionally, as of September 30, 2025, $22.5 million in borrowings were outstanding under the 2024 Term Loan and the unamortized debt discount balance was $0.1 million. Refer to Note 12, Debt, to the Company’s audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2024, for more information related to the 2024 Loan and Security Agreement.
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
Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the condensed balance sheets as of September 30, 2025 and December 31, 2024.

Leases
The Company has an operating lease for real estate in North Carolina and does not have any finance leases.
The elements of lease expense were as follows:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Lease Cost
Operating lease cost	$1,447	$1,458
Short-term lease cost	586	568
Variable lease cost	353	316
Sublease income	—	(320)
Total Lease Cost	$2,386	$2,022

Other Information
Operating cash flows used for operating leases	1,463	1,403

Operating Leases
Weighted-average remaining lease term (in years)	3.8	4.8

Operating Leases
Weighted-average discount rate	9.2%	9.2%
Future minimum lease payments under non-cancelable operating leases with terms of greater than one year as of September 30, 2025, were as follows:

(in thousands)	Amount
2025 (remainder of year)	$499
2026	2,019
2027	2,078
2028	2,140
2029	1,269
Total lease payments	$8,005
Less: imputed interest	1,251
Total operating lease liabilities	$6,754
Guarantees
The Company agreed to act as a guarantor of Imugene’s assumption of the Company’s lease for its Manufacturing Center for Advanced Therapeutics (the “MCAT Lease”) through the lease expiration date of August 31, 2027. If Imugene (including any successor or assignee of Imugene) fails to pay rent due on the MCAT Lease, the lessor may have contractual recourse against the Company.
As of September 30, 2025, the Company’s guarantee consists of a contingent liability for aggregate minimum lease payments of approximately $3.1 million. No contract liability for the Company’s guarantee of Imugene’s performance on the MCAT Lease was recorded as of September 30, 2025, as it was not deemed probable that Imugene will be in default under the MCAT Lease.
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
Compensatory Arrangements of Certain Officers
On August 26, 2025, the Company entered into amended and restated employment agreements to help retain each of its executive officers: Michael Amoroso, the Company’s President and Chief Executive Officer; Alex Kelly, the Company’s Chief Financial Officer; Dario Scimeca, the Company’s General Counsel and Secretary; and Jeff Smith, the Company’s Chief Research Officer. The employment agreements are substantively similar to their prior employment agreements, except that they reflect such executive’s current annual base salary and target bonus amounts, provide for the payment of existing cash severance in a lump sum, include provisions regarding termination without cause in connection with a “change in control” or a “restructuring event” (each as defined in the respective employment agreements), and provide for a payment to cover potential additional expenses. The amended employment agreements also include a requirement to fund the cash severance and expenses in an escrow account. As a result, the Company entered into escrow arrangements with JPMorgan Chase Bank, N.A. and the executives with respect to the funded amounts. Interest earned from the escrow account accrues to Precision BioSciences and any unused funds return to Precision BioSciences. As of September 30, 2025, the escrow account cash balance was $3.8 million.
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
During the three and nine months ended September 30, 2025, the Company recognized no revenue under the TG License Agreement. During the three and nine months ended September 30, 2024, the Company recognized no revenue and $8.0 million, respectively, under the TG License Agreement.

Collaboration and License Agreement with Novartis
During each of the three and nine months ended September 30, 2025, the Company recognized revenue under the collaboration and license agreement between the Company and Novartis Pharma AG (the “Novartis Agreement”) of less than $0.1 million. During the three and nine months ended September 30, 2024, the Company recognized revenue under the Novartis Agreement of $0.6 million and $5.9 million, respectively. Deferred revenue related to the Novartis Agreement amounted to $26.2 million and $26.3 million as of September 30, 2025 and December 31, 2024, respectively, of which $6.3 million and $3.0 million, respectively, was included in current liabilities within the condensed balance sheets.
Development and License Agreement with Prevail
For the three and nine months ended September 30, 2025, the Company recognized no revenue under the amended and restated development and license agreement between the Company and Prevail Therapeutics Inc. (the “Prevail Agreement”) as it was terminated in the prior year, and the Company subsequently exercised its rights to the return of its three programs. For the three and nine months ended September 30, 2024, the Company recognized no revenue and $52.7 million of revenue, respectively, under the Prevail Agreement. The Company has no deferred revenue related to the Prevail Agreement as of September 30, 2025 and December 31, 2024 due to the termination.
Development and License Agreement with iECURE
The Company adjusts the carrying value of the iECURE, Inc. (“iECURE”) equity to fair value each reporting period with any changes in fair value recorded to other (expense) income. There was a $2.5 million decrease in the fair value of the iECURE equity during the nine months ended September 30, 2025 and no change in the fair value for the three months ended September 30, 2025 and the three and nine months ended September 30, 2024.
NOTE 7:            SHARE-BASED COMPENSATION
The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of September 30, 2025 there were 26,029 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.
The 2019 Incentive Award Plan (as amended and restated, the “2019 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 44,493 stock options and 1,623,725 restricted stock units (“RSUs”) outstanding as of September 30, 2025.
The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of September 30, 2025, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 1,318,362 pursuant to this provision. Additionally, the number of shares available for issuance under the plan was increased by an additional 630,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on June 4, 2024. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of September 30, 2025, no shares were available to be issued under the 2019 Plan.
The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2025, we had issued 106,910 shares under the 2019 ESPP. As of September 30, 2025, 79,756 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the 2019 ESPP of $0.1 million or less during the nine months ended September 30, 2025 and September 30, 2024.
The 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”) provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 500,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of September 30, 2025, 381,225 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 98,855 stock options and 10,720 RSUs outstanding as of September 30, 2025.
The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee	$2,226	$2,730	$7,606	$7,800
Nonemployee	160	469	539	1,233
	$2,386	$3,199	$8,145	$9,033
Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$464	$512	$1,365	$1,985
General and administrative	1,922	2,687	6,780	7,048
	$2,386	$3,199	$8,145	$9,033
The following table summarizes activity in the Company’s stock option plans for the nine months ended September 30, 2025:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2024	376,551	$136.59
Granted	—	—
Exercised	—	—
Forfeited/canceled	(207,174)	112.62
Balance as of September 30, 2025	169,377	$165.92
The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.
The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2025:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2024	975,520	$14.32
Granted	1,051,109	5.04
Forfeited	(20,729)	16.61
Vested	(371,455)	16.81
Unvested RSUs as of September 30, 2025	1,634,445	$7.76
There was approximately $9.0 million of total unrecognized compensation cost related to unvested stock options and RSUs as of September 30, 2025, which is expected to be recognized over a weighted-average period of 1.7 years.

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
The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Current liabilities of discontinued operations
Accrued research and development expenses	885	1,204
Total current liabilities of discontinued operations	885	1,204
NOTE 9:            ELO TRANSACTION
It was determined that the Company possesses the ability to exercise significant influence over the operating and financial policies of Elo, an independent entity as of December 2021. Accordingly, the Company accounts for its investment in Elo under the equity method.
The Company owned approximately 26% of Elo’s voting shares outstanding as of December 31, 2024. In February 2025, Elo raised additional funding from its Series A-2 financing. The Company recognized a $2.3 million gain on dilution under the equity method during the nine months ended September 30, 2025. The Company owned approximately 22% of Elo’s voting shares outstanding as of September 30, 2025. The Company’s proportionate share of Elo’s net loss for the nine months ended September 30, 2025 and 2024 was $2.2 million and $2.8 million, respectively.
Note Receivable
The Company received common stock in Elo and a $10.0 million promissory note payable from Elo (the “Note Receivable”) which matures on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the Elo’s Amended and Restated Certificate of Incorporation). As of September 30, 2025, the carrying value of the Note Receivable was $5.4 million including a $3.8 million decrease in the carrying value as a result of equity method investment losses. The remaining $4.6 million discount on the Note Receivable will be amortized to interest income over the life of the Note Receivable.
NOTE 10:            INCOME TAXES
The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025 as the Company incurred losses for financial statement and tax purposes for the nine months ended September 30, 2025. The Company is forecasting additional net losses for financial statement and tax purposes for the remainder of the year ending December 31, 2025. Therefore, no federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740, Income Taxes.
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
As of September 30, 2025, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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
The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(Loss) income from operations (in thousands)	$(21,772)	$(16,425)	$(65,857)	$24,912
Net (loss) income (in thousands)	$(21,772)	$(16,425)	$(65,857)	$24,912

Basic weighted-average common shares	11,818,145	7,287,173	10,728,199	6,441,375
Dilutive impact of share-based awards	—	—	—	149,510
Diluted weighted-average common shares (1)	11,818,145	7,287,173	10,728,199	6,590,885

Basic net (loss) income per share:
Basic (loss) income from operations	(1.84)	(2.25)	(6.14)	3.87
Basic net (loss) income per share	(1.84)	(2.25)	(6.14)	3.87

Diluted net (loss) income per share:
Diluted (loss) income from operations	(1.84)	(2.25)	(6.14)	3.78
Diluted net (loss) income per share	(1.84)	(2.25)	(6.14)	3.78
(1)For the three and nine months ended September 30, 2025 and the three months ended September 30, 2024 all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti-dilutive. 3,012,363 total common stock equivalents were excluded from the diluted weighted-average common shares calculation for the nine months ended September 30, 2024 as their inclusion would have been anti-dilutive.
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

The table below summarizes the significant research and development and general and administrative expense categories regularly provided to the CODM for the three months ended September 30, 2025 and September 30, 2024:

	Three months ended September 30,
(in thousands)	2025	2024
Revenue	$13	$576
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	1,596	2,484
PBGENE-DMD external development costs	3,738	298
PBGENE-3243 external development costs	731	2,619
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	5,457	5,167
Laboratory supplies and services	329	539
CMOs and outsourced research and development	57	138
Facility-related costs, laboratory equipment, and maintenance	684	747
Depreciation and amortization	309	589
Licensing fees and other research and development costs	451	503
Total research and development expenses	$13,352	$13,084
General and administrative expense
Employee-related costs (including share-based compensation)	4,431	5,563
Consulting and professional services	1,412	1,589
Other operating expenses and all other costs	1,485	1,615
Total general and administrative expenses	$7,328	$8,767
Total operating expenses	$20,680	$21,851
Operating loss	(20,667)	(21,275)
Total other (expense) income	(1,105)	4,850
Loss from operations	$(21,772)	$(16,425)
Net loss	$(21,772)	$(16,425)

The table below summarizes the significant research and development and general and administrative expense categories regularly provided to the CODM for the nine months ended September 30, 2025 and September 30, 2024.

	Nine months ended September 30,
(in thousands)	2025	2024
Revenue	$60	$68,058
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	4,575	13,194
PBGENE-DMD external development costs	10,339	629
PBGENE-3243 external development costs	2,871	4,795
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	15,523	15,915
Laboratory supplies and services	1,340	1,953
CMOs and outsourced research and development	390	478
Facility-related costs, laboratory equipment, and maintenance	2,219	2,375
Depreciation and amortization	979	2,322
Licensing fees and other research and development costs	1,472	1,991
Total research and development expenses	$39,708	$43,652
General and administrative expense
Employee-related costs (including share-based compensation)	15,621	15,671
Consulting and professional services	4,613	4,543
Other operating expenses and all other costs	4,774	5,508
Total general and administrative expenses	$25,008	$25,722
Total operating expenses	$64,716	$69,374
Operating loss	(64,656)	(1,316)
Total other (expense) income	(1,201)	26,228
(Loss) income from operations	$(65,857)	$24,912
Net (loss) income	$(65,857)	$24,912

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

The fair value adjustment for the three months ended September 30, 2025 was $1.2 million using the Black-Scholes option-pricing model. As of September 30, 2025 all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of September 30, 2025:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	81.90%
Weighted-average risk-free interest rate	3.64%
Expected term (in years)	3.42
Weighted-average fair value per option	$1.61
The following table summarizes the Company’s warrant liability (in thousands):

Balance at December 31, 2024	$2,796
Issuance of warrants	—
Change in fair value of warrant liability	1,230
Balance at September 30, 2025	$4,026
NOTE 14:      SUBSEQUENT EVENTS
Imugene has scheduled a Type C meeting with the U.S. Food and Drug Administration (“FDA”) to discuss potential pivotal study design options for azer-cel under its license agreement with the Company. On October 31, 2025, the Company received an $8.0 million milestone payment from Imugene, including $3.0 million in cash and $5.0 million in Imugene stock.
On October 31, 2025, the Company received written notice from Novartis of its termination of the Novartis Agreement. The termination will be effective on January 30, 2026.

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
In August 2025, we announced Phase 1 safety and efficacy data for Cohort 1 (0.2 mg/kg) and initial safety data from Cohort 2 (0.4 mg/kg) in the ELIMINATE-B study and subsequently presented the data in September 2025 at the 6th International Coalition to Eliminate HBV Cure Symposium. Following multiple administrations across two dose levels in Cohort 1 and Cohort 2, PBGENE-HBV has continued to be well-tolerated and active. We commenced dosing patients in Cohort 3 in the third quarter of 2025 with additional data readouts planned in early 2026.
We have been selected to deliver a late-breaking oral presentation at the upcoming Liver Meeting 2025 during the 75th American Association for the Study of Liver Diseases on November 10, 2025. The oral presentation will feature new data from the first two cohorts of the ongoing Phase 1 ELIMINATE-B Trial.
Duchenne muscular dystrophy, or DMD, is a genetic disease caused by mutations in the dystrophin gene that prevent production of the dystrophin protein and affects approximately 15,000 patients in the United States alone. There are currently no approved therapies with curative intent that can drive durable and significant functional improvements over time. PBGENE-DMD is designed to improve function for more than 60% of patients afflicted with DMD by employing two complementary ARCUS nucleases delivered in a single AAV to excise exons 45-55 of the dystrophin gene. The aim of this approach is to restore a near-full length functional dystrophin protein within the body that more closely resembles normal dystrophin as opposed to synthetic, truncated dystrophin approaches with minimal functional benefit.
The U.S. Food and Drug Adminstration (“FDA”) granted PBGENE-DMD Rare Pediatric Disease designation in June 2025 for the treatment of DMD followed by Orphan Drug Designation in July 2025, highlighting the significant unmet need for new therapeutic options for those living with DMD.
On October 10, 2025, we presented a late-breaking poster presentation at the 30th Annual International Congress of the World Muscle Society meeting, highlighting durable improvements in muscle function over time through increased dystrophin expression and dystrophin-positive cells for PBGENE-DMD. The data from a DMD mouse model demonstrated that dystrophin protein was detected in all muscles evaluated following the administration of PBGENE-DMD at doses up to 1x1014 vg/kg, with increased expression observed at 9 months versus prior timepoints in the quadriceps, gastrocnemius, heart, and diaphragm, resulting in substantial and sustained functional muscle improvement. An increase in dystrophin-positive muscle cells were observed in all muscles. The maximum force output was significantly improved over untreated DMD mice at 3-, 6- and 9-months post-treatment, highlighting expected durability of PBGENE-DMD outcomes.
We have completed final toxicology studies and are manufacturing clinical supplies with an anticipated U.S. investigational new drug (“IND”) filing by the end of 2025. Pending IND clearance, Phase 1 initiation in DMD patients is anticipated in the first half of 2026 with initial clinical data expected in the second half of 2026.
PBGENE-3243 is a potential treatment for m.3243 associated mitochondrial disease that is designed to specifically target and eliminate mutant m.3243G mitochondrial DNA (“mtDNA”), thereby eliminating the root cause of the disease. We have paused development of PBGENE-3243 to prioritize our two lead programs, PBGENE-HBV and PBGENE-DMD.
In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated targeted gene insertion approach is being pursued as a potential treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. iECURE presented at several recent medical conferences with updated ECUR-506 clinical data including the 6th International Symposium on Urea Cycle Disorders and the 15th International Congress of Inborn Errors of Metabolism, both held in early September 2025 in Kyoto, Japan. In October 2025, medical conferences included the European Society of Gene & Cell Therapy Annual Congress held in Sevilla, Spain, and the American Society of Human Genetics Annual Meeting in Boston, Massachusetts.
These data presentations build upon previously reported clinical results demonstrating complete clinical response in the first participant at the lowest dose level (1.3x1013 GC/kg) of ECUR-506, as defined by the study protocol. The OTC-HOPE study is ongoing in the U.K., the U.S., Australia, and Spain with data from the trial expected in the first half of 2026.
Imugene Limited, our clinical stage partner developing azer-cel for oncology indications, announced in September 2025, additional efficacy data from its Phase 1b clinical trial evaluating azer-cel and IL-2 in patients with relapsed/refractory diffuse large B-cell lymphoma. The updated data showcased an overall response rate of 81% in patients treated with azer-cel and IL-2 with seven complete responses and six partial responses in patients treated with azer-cel including several patients remaining in durable remission beyond one year.
On October 28, 2025, Imugene announced the first efficacy results from the CAR T-naïve cohort of its ongoing Phase 1b trial of azer-cel. Of six evaluable CAR T-naïve patients, five (83%) achieved an overall response including three (50%) complete responses. The result of the sixth patient’s follow-up scan is pending. A total of ten patients have been treated in this CAR T-naïve cohort thus far, with additional results to come upon patient follow-up. These initial results encompass several rare lymphoma subtypes, notably Waldenström Macroglobulinemia (WM), Marginal Zone Lymphoma (MZL), and Primary Central Nervous System Lymphoma (PCNSL).
Imugene is actively enrolling patients in the Phase 1b azer-cel trial at ten U.S. sites and five sites in Australia. Imugene has scheduled a Type C meeting with the FDA to discuss potential pivotal study design options for azer-cel. On October 31, 2025, the Company received an $8.0 million milestone payment from Imugene, including $3.0 million in cash and $5.0 million in Imugene stock.
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

Change in Equity Method Investment
Changes in fair value on our equity method investment represents changes in the investment value as a result of dilution from our proportionate share of our equity method investee, Elo Life Systems, Inc. (“Elo”), resulting from its Series A-2 financing offset by our proportionate share of net loss of Elo. Changes in the investment value also occur as a result of our proportionate share of Elo’s profit and loss activity in a reporting period.
Changes in Other Fair Value Adjustments
The change in other fair value adjustments represents the assessed changes in fair value of assets and liabilities carried at fair value.
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
Gain on Disposal of Assets
Gain on disposal of assets represents the difference between the sale price and remaining net book value of sold assets at the time of their sale.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and September 30, 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and September 30, 2024, together with the changes in those items:

	For the Three Months Ended September 30,
(in thousands)	2025	2024	Change
Revenue	$13	$576	$(563)
Operating expenses
Research and development	13,352	13,084	268
General and administrative	7,328	8,767	(1,439)
Total operating expenses	20,680	21,851	(1,171)
Operating loss	(20,667)	(21,275)	608
Other (expense) income:
Loss from equity method investment	(591)	(875)	284
(Loss) gain on changes in other fair value adjustments	(3)	571	(574)
(Loss) gain on change in fair value of warrant liability	(1,179)	3,647	(4,826)
Interest expense	(362)	(256)	(106)
Interest income	1,027	1,763	(736)
Gain on disposal of assets	3	—	3
Total other (expense) income	(1,105)	4,850	(5,955)
Loss from operations	(21,772)	(16,425)	(5,347)
Net loss	$(21,772)	$(16,425)	$(5,347)
Revenue
Revenue for the three months ended September 30, 2025 was less than $0.1 million, compared to $0.6 million for the three months ended September 30, 2024. The decrease in revenue during the three months ended September 30, 2025 was the result of less billable effort under our collaboration and license agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”) as we neared the completion of our preclinical work plan during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Research and Development Expenses

	Three months ended September 30,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	$1,596	$2,484	$(888)
PBGENE-DMD external development costs	3,738	298	3,440
PBGENE-3243 external development costs	731	2,619	(1,888)
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	5,457	5,167	290
Laboratory supplies and services	329	539	(210)
CMOs and outsourced research and development	57	138	(81)
Facility-related costs, laboratory equipment, and maintenance	684	747	(63)
Depreciation and amortization	309	589	(280)
Licensing fees and other research and development costs	451	503	(52)
Total research and development expenses	$13,352	$13,084	$268

Research and development expenses for the three months ended September 30, 2025 were $13.4 million, compared to $13.1 million for the three months ended September 30, 2024. The increase of $0.3 million was primarily due to a $3.4 million increase in our direct expenses in PBGENE-DMD which was partially offset by a $2.8 million decrease in our direct expenses in the PBGENE-HBV and PBGENE-3243 programs. Additionally offsetting the increase was a $0.4 million reduction in platform development and early-stage research expenses.
The increase in expense of $3.4 million for PBGENE-DMD was a result of the program’s acceleration in 2025. The direct expense decrease of $0.9 million for PBGENE-HBV was due to lower manufacturing and toxicology expenses as the program transitioned to the clinic at the end of 2024. PBGENE-3243 also had an expense decrease of $1.9 million as we have paused development. Platform development and early-stage research expenses decreased over the comparison period as a result of a $0.3 million decrease in depreciation and amortization and a $0.2 million decrease in laboratory supplies and services expenses.
General and Administrative Expenses
General and administrative expenses were $7.3 million for the three months ended September 30, 2025, compared to $8.8 million for the three months ended September 30, 2024. The decrease of approximately $1.4 million was primarily due to a $1.1 million decrease in employee-related costs and a $0.2 million decrease in consulting and professional services expenses.
Loss from Equity Method Investment
Loss from equity method investment was $0.6 million during the three months ended September 30, 2025 compared to $0.9 million during the three months ended September 30, 2024, which represented our proportionate share of Elo’s net loss in each period.
(Loss) Gain on Changes in Other Fair Value Adjustments
Loss on changes in other fair value adjustments was less than $0.1 million for the three months ended September 30, 2025, which is attributable to the change in fair value on the final payment fee associated with the term loan. Gain on changes in other fair value adjustments was $0.6 million for the three months ended September 30, 2024, which was primarily attributable to the increase in fair value of the Imugene Convertible Note for that period.
(Loss) Gain on Change in Fair Value of Warrant Liability
Loss from change in fair value of the warrant liability was $1.2 million for the three months ended September 30, 2025 compared to a gain of $3.6 million for the three months ended September 30, 2024, which represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering.
Interest Expense
Interest expense was $0.4 million for the three months ended September 30, 2025 compared to $0.3 million for the three months ended September 30, 2024. During the three months ended September 30, 2024, the final payment fee from our previous line of credit debt instrument was waived, which was offset against interest expense during the period.
Interest Income
Interest income was $1.0 million during the three months ended September 30, 2025 compared to $1.8 million during the three months ended September 30, 2024. The decrease of approximately $0.7 million in interest income was the result of lower interest rates and a lower cash balance during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Gain on Disposal of Assets
Gain on disposal of assets was less than $0.1 million during the three months ended September 30, 2025. There was no gain or loss on disposal of assets during the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and September 30, 2024, together with the changes in those items:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Revenue	$60	$68,058	$(67,998)
Operating expenses
Research and development	39,708	43,652	(3,944)
General and administrative	25,008	25,722	(714)
Total operating expenses	64,716	69,374	(4,658)
Operating loss	(64,656)	(1,316)	(63,340)
Other (expense) income:
Gain (loss) from equity method investment	86	(112)	198
(Loss) gain on changes in other fair value adjustments	(2,418)	917	(3,335)
(Loss) gain on change in fair value of warrant liability	(1,230)	21,798	(23,028)
Interest expense	(1,074)	(1,390)	316
Interest income	3,466	5,269	(1,803)
Loss on disposal of assets	(31)	(254)	223
Total other (expense) income	(1,201)	26,228	(27,429)
(Loss) income from operations	(65,857)	24,912	(90,769)
Net (loss) income	$(65,857)	$24,912	$(90,769)
Revenue
Revenue for the nine months ended September 30, 2025 was less than $0.1 million, compared to $68.1 million for the nine months ended September 30, 2024. The decrease of $68.0 million in revenue during the nine months ended September 30, 2025 was primarily the result of $52.7 million of revenue recognized in the prior period related to the conclusion of the Prevail Therapeutics Agreement, which represented all remaining deferred revenue under that agreement. Additionally contributing to the decrease in revenue were $9.5 million of revenue recognized under the TG License Agreement and Caribou Biosciences, Inc. license agreement during the nine months ended September 30, 2024, and a $5.9 million decrease in revenue recognized under the Novartis Agreement as we neared the completion of our preclinical work plan.

Research and Development Expenses

	Nine months ended September 30,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	$4,575	$13,194	$(8,619)
PBGENE-DMD external development costs	10,339	629	9,710
PBGENE-3243 external development costs	2,871	4,795	(1,924)
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	15,523	15,915	(392)
Laboratory supplies and services	1,340	1,953	(613)
CMOs and outsourced research and development	390	478	(88)
Facility-related costs, laboratory equipment, and maintenance	2,219	2,375	(156)
Depreciation and amortization	979	2,322	(1,343)
Licensing fees and other research and development costs	1,472	1,991	(519)
Total research and development expenses	$39,708	$43,652	$(3,944)
Research and development expenses for the nine months ended September 30, 2025 were $39.7 million, compared to $43.7 million for the nine months ended September 30, 2024. The decrease of approximately $3.9 million was primarily due to a $10.5 million decrease in our direct expenses within the PBGENE-HBV and PBGENE-3243 programs along with a $3.1 million decrease in platform development and early-stage research expenses. These expense decreases were partially offset by a $9.7 million increase in our direct expenses in PBGENE-DMD.
The direct expense decrease of $8.6 million for PBGENE-HBV was due to lower manufacturing and toxicology expenses as the program transitioned to the clinic at the end of 2024. PBGENE-3243 also had an expense decrease of $1.9 million as we have paused development. These decreases were offset by the $9.7 million increase in PBGENE-DMD development due to the program's acceleration in 2025. Platform development and early-stage research expenses also decreased by $3.1 million in expense over the comparison period. The primary factors for the decrease were a $1.3 million decrease in depreciation and amortization, a $0.6 million decrease in laboratory supplies and services expenses, and a $0.5 million decrease in licensing fees and other research and development costs.
General and Administrative Expenses
General and administrative expenses were $25.0 million for the nine months ended September 30, 2025, compared to $25.7 million for the nine months ended September 30, 2024. The decrease of $0.7 million was primarily due to decreases in other operating expenses.
Gain (Loss) from Equity Method Investment
Gain from equity method investment was $0.1 million during the nine months ended September 30, 2025 which was primarily driven by a $2.3 million gain on dilution from our proportionate share of Elo’s proceeds from an additional tranche of the Series A-2 financing in such period, partially offset by our proportionate share of Elo’s net loss of $2.2 million during the period. Loss from equity method investment was $0.1 million during the nine months ended September 30, 2024 which was primarily driven by a $2.7 million gain on dilution from our proportionate share of Elo's proceeds from the Series A-2 financing in such period, offset by our proportionate share of Elo’s net loss of $2.8 million during the period.

(Loss) Gain on Changes in Other Fair Value Adjustments
Loss on changes in other fair value adjustments was $2.4 million for the nine months ended September 30, 2025 due to the change in fair value of the iECURE investment in the current period. Gain on changes in other fair value adjustments was $0.9 million for the nine months ended September 30, 2024, which was primarily attributable to an increase during such period in the fair value of the Imugene Convertible Note.

(Loss) Gain on Change in Fair Value of Warrant Liability
Loss from change in fair value of the warrant liability was $1.2 million for the nine months ended September 30, 2025 compared to a gain of $21.8 million for the nine months ended September 30, 2024, which represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering.
Interest Expense
Interest expense was $1.1 million for the nine months ended September 30, 2025 compared to $1.4 million for the nine months ended September 30, 2024. The decrease of $0.3 million of interest expense was primarily driven by lower interest rates during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Interest income was $3.5 million during the nine months ended September 30, 2025 compared to $5.3 million during the nine months ended September 30, 2024. The $1.8 million decrease in interest income was the result of lower interest rates and a lower cash balance during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Loss on Disposal of Assets
Loss on disposal of assets was less than $0.1 million during the nine months ended September 30, 2025 and $0.3 million during the nine months ended September 30, 2024.
Liquidity and Capital Resources
Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.
We have historically incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of September 30, 2025, we had an accumulated deficit of $548.3 million and a cash, cash equivalents and restricted cash balance of $71.2 million.
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
Because of the numerous risks and uncertainties associated with the development of therapeutic products, we are unable to predict the timing or amount of our future expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be required to raise additional capital, potentially on terms that are unfavorable to us, or we may be unable to continue our operations at planned levels and be forced to reduce or terminate operations.
Cash Flows
Our cash, cash equivalents, and restricted cash totaled $71.2 million and $121.3 million as of September 30, 2025 and September 30, 2024, respectively.
The following table summarizes our sources and uses of cash for the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Cash flows used in operating activities:
Net (loss) income	$(65,857)	$24,912	$(90,769)
Non-cash adjustments	13,295	(9,774)	23,069
Changes in operating assets and liabilities	(2,031)	(54,900)	52,869
Net cash used in operating activities	(54,593)	(39,762)	(14,831)
Net cash used in investing activities	(309)	(118)	(191)
Net cash provided by financing activities	17,646	44,530	(26,884)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(37,256)	$4,650	$(41,906)
Cash Used in Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs.
Cash used in operating activities during the nine months ended September 30, 2025 was $54.6 million compared to $39.8 million during the nine months ended September 30, 2024. The $14.8 million increase in cash used in operating activities was primarily driven by an $90.8 million decrease in net income offset by increases of $23.1 million in non-cash adjustments and $52.9 million in changes in operating assets and liabilities.
The increase in non-cash adjustments year over year was primarily driven by the net change in fair value of warrants during the nine months ended September 30, 2024 due to the decrease in the warrant liability which resulted in a negative balance within non-cash adjustments for the period. For the nine months ended September 30, 2025, the net change in fair value of warrants was positive within non-cash adjustments given the incremental increase in the warrant liability for the current period. Also contributing to the increase in non-cash adjustments year over year was the change in fair value of the iECURE investment in the current period.

The change in cash used in operating assets and liabilities is primarily driven by the net changes of deferred revenue as a result of the conclusion of the Prevail collaboration and a decrease in revenue recognized under the Novartis collaboration for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Additionally driving the change in cash used in operating assets and liabilities is the net change of the contract asset as a result of the TG Therapeutics deferred share payment in January 2025 as well as the net changes in prepaid expenses and accounts payable across the comparison period.
Cash Used in Investing Activities
Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the nine months ended September 30, 2025 was $0.3 million, compared to $0.1 million used in investing activities in the nine months ended September 30, 2024. The increase in cash used in investing activities was primarily the result of a $0.2 million increase in intangible asset purchases during the nine months ended September 30, 2025.

Cash Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2025 was $17.6 million, compared to $44.5 million during the nine months ended September 30, 2024. The $26.9 million decrease in cash provided by financing activities during the nine months ended September 30, 2025 was primarily due to the Company receiving $37.0 million in net proceeds from an underwritten offering of common stock and warrants in the nine months ended September 30, 2024, whereas the Company did not receive any net proceeds from underwritten offerings during the nine months ended September 30, 2025. The decrease was partially offset by a $10.0 million increase in net proceeds from the issuance of common stock through the ATM facility between the comparison periods.
Debt Obligations
On July 31, 2024, we replaced our revolving line of credit with Banc of California with the 2024 Term Loan with an aggregate principal amount of $22.5 million. The stated interest rate under the 2024 Term Loan is equal to the greater of 1.50% below the Prime Rate or 4.5%. As of September 30, 2025, the outstanding principal balance on the 2024 Term Loan was $22.5 million, the stated interest rate was 5.75% and the effective interest rate was 6.17%.
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
Contractual Obligations and Commitments
In addition to the contractual obligations and commitments as described elsewhere in this Quarterly Report on Form 10-Q with respect to leases, outstanding indebtedness and intellectual property licenses, we also enter into contracts in the normal course of business with CMOs, universities, and other third parties for preclinical research studies, testing, manufacturing services, and other services and products for operating purposes. These contracts are generally cancellable upon written notice. Except for the compensatory arrangements described in Note 4, Commitments and Contingencies, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
We do not have any material capital expenditure commitments as of September 30, 2025.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the nine months ended September 30, 2025. There have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash, cash equivalents and restricted cash of $71.2 million, or approximately 76% of our total assets, on September 30, 2025 and $108.5 million, or approximately 80% of our total assets, on December 31, 2024. Interest income earned was $3.5 million and $5.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents as of September 30, 2025.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We do not expect to be profitable in the foreseeable future. Historically, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $65.9 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $548.3 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and ATM offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.
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
•the success of our collaborative and other out-licensing relationships;
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
As of September 30, 2025, we had 67 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.
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
We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. Our potential collaborators for product research and development arrangements likely include large and mid-size pharmaceutical and biotechnology companies, and our potential collaborators for other technology research and development arrangements likely include universities and other research institutions.
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
Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. If our collaborations do not result in the successful development and commercialization of product candidates or technologies, or if one of our collaborators terminates its agreement with us, we may not receive any future funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates or technologies could be delayed, and we may need additional resources to develop such product candidates or technologies. For example, we waived earned, but unpaid milestone payments in connection with the termination of the development and commercial license agreement by and between Les Laboratoires Servier and Institut de Recherches Internationales, Servier (collectively “Servier”). If any of our collaborators terminates its agreement with us, we may be unable to find a suitable replacement collaborator or attract new collaborators and may need to raise additional capital to pursue further development or commercialization of the applicable product candidates or technologies. These events could delay development programs, negatively impact the perception of our company in business and financial communities or cause us to have to cease development of the product candidate covered by the collaboration arrangement. Failure to develop or maintain relationships with any current collaborators could result in the loss of opportunity to work with that collaborator or reputational damage that could impact our relationships with other collaborators in the relatively small industry communities in which we operate. Moreover, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators. If our current or future collaboration agreements or other collaborative or strategic relationships are not effective and successful, it may damage our reputation and business prospects, delay or prevent the development and commercialization of product candidates and inhibit or preclude our ability to realize any revenues.
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
Current or future collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. Additionally, we may be restricted under our collaboration and other licensing agreements from entering into future agreements on certain terms or for certain development activities with potential collaborators. Our collaboration agreements have in the past and may in the future contain non-competition provisions that could limit our ability to enter into strategic collaborations with future collaborators.
Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we do enter into additional collaboration agreements, the negotiated terms may force us to relinquish rights that diminish our potential profitability from development and commercialization of the subject product candidates or others. If we are unable to enter into additional collaboration agreements, or to maintain our existing collaborative or other out-licensing arrangements, we may have to curtail the research and development of the product candidate or technology for which we are seeking to collaborate, reduce or delay research and development programs, delay potential commercialization timelines, reduce the scope of any sales or marketing activities or undertake research, development or commercialization activities at our own expense. If we elect to increase our expenditures to fund research, development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all.
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
As of September 30, 2025, we had cash, cash equivalents and restricted cash of $71.2 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since September 30, 2025, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits, and we currently maintain and are required to maintain such deposits at the Banc of California pursuant to the 2024 Loan and Security Agreement. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plan
On September 29, 2025, Dario Scimeca, our General Counsel, entered into a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c). Mr. Scimeca’s trading plan provides for the sale of, in the aggregate, up to 2,821 shares of our common stock from December 30, 2025 through November 10, 2026, unless the plan is earlier terminated. The 2,821 share aggregate limit represents the maximum number of shares that may be sold pursuant to Mr. Scimeca's Rule

10b5-1 plan. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.
Termination of Novartis Agreement
On October 31, 2025, we received written notice from Novartis Pharma AG (“Novartis”) of its termination of the Collaboration and License Agreement, dated June 14, 2022, between Novartis and us (the “Novartis Agreement”). The notice informed us that Novartis was exercising its right pursuant to Section 15.3.2 of the Novartis Agreement to terminate the Novartis Agreement in its entirety without cause upon 90 days’ prior written notice to us. The termination will be effective on January 30, 2026. Although Novartis and Precision have concluded work in the area of hemoglobinopathies, Precision and Novartis continue to explore a research collaboration in an area of joint therapeutic interest, which has not been disclosed.
We and Novartis entered into the Novartis Agreement to collaborate to discover and develop in vivo gene editing products incorporating our custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain diseases, including certain hemoglobinopathies such as sickle cell disease and beta thalassemia. Pursuant to the Novartis Agreement, in exchange for upfront and potential milestone, option, and royalty payments, as well as certain research funding and a related equity investment by Novartis, we granted Novartis exclusive licenses and options to certain licensed products. As of the effective date of the termination, all options and licenses granted to Novartis will be terminated and will revert to us, including with respect to sickle cell disease and beta thalassemia, and we will no longer be required to satisfy any remaining performance obligations under the Novartis Agreement or entitled to receive any future milestone, royalty, option or other payments from Novartis.
As a result of the progress made to develop a nuclease for sickle cell disease, we intend to explore opportunities to develop the returned programs in partnership with others. Importantly, the return of these programs does not impact our near-term clinical priorities to finish the Phase 1 ELIMINATE-B trial for PBGENE-HBV and commence the Phase 1 trial for PBGENE-DMD, or our expected cash runway to achieve these clinical data milestones.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	2/13/2024

3.3	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	12/22/2023

10.1	Amended and Restated Executive Employment Agreement, dated August 26, 2025, by and between Michael Amoroso and Precision BioSciences, Inc.					*

10.2	Amended and Restated Executive Employment Agreement, dated August 26, 2025, by and between Alex Kelly and Precision BioSciences, Inc.					*

10.3	Amended and Restated Executive Employment Agreement, dated August 26, 2025, by and between Jeff Smith and Precision BioSciences, Inc.					*

10.4	Amended and Restated Executive Employment Agreement, dated August 26, 2025, by and between Dario Scimeca and Precision BioSciences, Inc.					*

10.5	Consulting Agreement, dated June 23, 2025 by and between Stanley R. Frankel and Precision BioSciences, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document	*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*
____________________________________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: November 3, 2025	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: November 3, 2025	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer and principal accounting officer)