Form 10-K
period 2025-12-31
PRECISION BIOSCIENCES INC
filed 2026-03-12
CIK 1357874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2025, was $47.1 million.
The number of shares of registrant’s common stock outstanding as of March 5, 2026 was 24,726,695.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual stockholders’ meeting, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our or our collaborators’ or other licensees’ ability to advance product candidates into, and successfully design, implement and complete clinical trials;

•potential manufacturing problems associated with the development or commercialization of any of our product candidates;
•delays or difficulties in our or our collaborators’ ability to enroll patients in clinical trials;
•results of preclinical studies and early clinical trials of product candidates may not be predictive of results of later studies or trials;
•changes in interim “top-line” and initial data that we announce or publish;
•if our product candidates do not work as intended or cause undesirable side effects;
•risks associated with applicable healthcare, data protection, privacy and security regulations and our compliance therewith;
•effects of system failures, cyber-attacks, and security breaches
•our ability to obtain orphan drug designation, fast track designation, rare pediatric disease designation, or a priority review voucher for our product candidates, or to realize the expected benefits of these designations;
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
•insurance expenses and exposure to uninsured liabilities;
•effects of tax rules;
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
•effects of natural and manmade disasters, public health emergencies and other natural catastrophic events;
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
•If our product candidates do not achieve projected development milestones or commercialization in the announced or expected timeframes, the further development or commercialization of such product candidates may be delayed, and our business will be harmed.
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
•We may not be able to submit INDs to the FDA or CTAs to comparable foreign authorities to commence clinical trials on the timelines we expect, and even if we are able to, the FDA or comparable foreign authorities may not permit us to proceed.
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
•Any delays or difficulties in our or our collaborators’ ability to enroll patients in clinical trials could delay or prevent receipt of regulatory approvals.
•Results of preclinical studies and early clinical trials of product candidates may not be predictive of results of later studies or trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.

•Our business and operations may suffer in the event of information technology system failures, cyber-attacks or deficiencies in our security, which could materially affect our results.
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

PART I
Item 1. Business.
We are a clinical stage gene editing company utilizing our novel proprietary ARCUS platform to concurrently develop two clinical-stage in vivo gene editing therapies. ARCUS differs from other technologies in the way it cuts, its smaller size, and its simpler structure. The ARCUS platform is used to develop in vivo gene editing therapies for sophisticated gene edits, including gene insertion (inserting DNA into gene to cause expression/add function), elimination (removing a genome, e.g. viral DNA), and excision (removing a large portion of a defective gene by delivering two ARCUS nucleases in a single adeno-associated virus (“AAV”)). We believe that the ARCUS platform’s key capabilities and differentiating characteristics can be leveraged for effective and safe therapeutic outcomes.
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
There are several genome editing technologies, including ARCUS, zinc-finger nucleases (“ZFNs”), TAL-effector nucleases (“TALENs”), clustered regularly interspaced short palindromic repeats (“CRISPR”)-based editors including CRISPR-Cas9 and CRISPR-Cas12, base editors, and prime editors. These technologies differ from one another principally in the properties of the endonuclease that they each employ. The different endonucleases have fundamentally different mechanisms of recognizing and cutting their DNA targets, which gives each technology advantages and disadvantages depending on how each is used. In addition to the importance of efficiency, or the percentage of cells that are edited on-target, we believe ARCUS is differentiated by the type of edit predictably driving a more defined outcome. A defined outcome is a predictable, highly consistent, and intended therapeutic edit, as compared to a random outcome, a distribution of inconsistent edits which could potentially limit efficacy and the safety profile.
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

Figure 1.
The Size. Size affects the ease and versatility with which endonucleases can be delivered to cells for editing. ARCUS can use different delivery vehicles including lipid nanoparticles (“LNP”) for the liver and AAV, which have limited carrying capacity, to target diverse tissue types. Because of its small size relative to other genome editing endonucleases, ARCUS is uniquely able to include an insertion DNA template in the same AAV, which allows targeting in vivo gene insertion in various tissues. ARCUS has demonstrated editing in a breadth of diverse tissue types, including the liver, muscle, the central nervous system, hematopoietic stem cells, and the eye.
The simplicity. ARCUS is the only single component editor. As a single protein with a DNA recognition motif and catalytic activity all in one, no guide RNA is required with ARCUS, unlike CRISPR-based editors, base editors, and prime editors. Because editing outcomes are not dependent on simultaneous delivery of multiple editor components in separate delivery vehicles, ARCUS may lead to higher efficiency with potentially lower AAV and LNP doses.
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
In Vivo Gene Editing Pipeline
Wholly-Owned Programs
PBGENE-HBV (Viral Elimination). PBGENE-HBV is our wholly owned in vivo gene editing program under investigation in a global first-in-human clinical trial, which is designed to be a potentially curative treatment for chronic hepatitis B infection. PBGENE-HBV is the first and only potentially curative gene editing program to enter the clinic that is specifically designed to eliminate the root cause of chronic hepatitis B, covalently closed circular DNA (“cccDNA”), while inactivating integrated hepatitis B virus (“HBV”) DNA. The Phase 1/2a ELIMINATE-B trial is investigating PBGENE-HBV at multiple ascending dose levels across a number of administrations per dose level in patients with chronic hepatitis B. The ELIMINATE-B trial is enrolling patients at sites in Hong Kong, New Zealand, the United States and Moldova and expects to expand the study to sites in the U.K.
Chronic HBV causes inflammation and damage to the liver, leading to chronic infection and increased risk of death from liver cancer or cirrhosis. There is no cure for chronic hepatitis B, and current treatments rarely result in a functional cure, primarily due to persistence of viral DNA in the liver. In patients with chronic hepatitis B, genetic material of the virus is converted within infected liver cells into cccDNA that acts as the only template to make new infectious viral particles. Hepatitis B virus also inserts fragments of its DNA into the human genome of infected liver cells. These integrated fragments are viral replication incompetent and cannot produce new infectious virus. Both cccDNA and integrated HBV DNA produce the viral protein, hepatitis B surface antigen (“HBsAg”), which is secreted in the blood.
Historically, the focus for drug development and regulatory approval of drugs for chronic hepatitis B has relied on the temporary suppression of HBsAg. Achieving undetectable HBsAg may lead to a functional cure if there is no rebound in HBV DNA or HBsAg after drug treatment has been discontinued for at least six months, but this is achieved in less than three out of 100 patients treated with the current standard of care. Since cccDNA is the only source of infectious particles (HBV DNA), elimination of cccDNA results in a cure of chronic hepatitis B. We believe sustained loss of HBV DNA alone as a result of cccDNA elimination is an approvable endpoint for the U.S. Food and Drug Administration (“FDA”) and highly relevant for PBGENE-HBV.

For information regarding our current clinical trials, please refer to Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
PBGENE-DMD (Excision). PBGENE-DMD is our development program for the treatment of Duchenne muscular dystrophy, or DMD. DMD is a genetic disease caused by mutations in the dystrophin gene that prevent production of the dystrophin protein and affects approximately 15,000 patients in the United States alone. There are currently no approved therapies with curative intent that can drive durable and significant functional improvements over time. PBGENE-DMD is designed to potentially improve function for approximately 60% of patients afflicted with DMD by employing two complementary ARCUS nucleases delivered in a single AAV to excise exons 45-55 of the dystrophin gene. The aim of this approach is to restore a near full-length functional dystrophin protein within the body that more closely resembles normal dystrophin as opposed to synthetic, truncated microdystrophin approaches with minimal functional benefit. The Phase 1/2 FUNCTION-DMD study is expected to enroll ambulatory DMD patients with mutations between exons 45 and 55 impacting up to 60% of boys with DMD. The clinical trial will employ an immune modulation regimen and safety monitoring program to treat ambulatory patients at world class specialized DMD clinical sites. Initial data from multiple patients is expected by year end 2026, with safety and early efficacy assessed by the percentage of near full-length dystrophin protein expression from muscle biopsies.
The FDA granted PBGENE-DMD Rare Pediatric Disease designation in June 2025, Orphan Drug Designation in July 2025, and Fast-Track designation in February 2026. The PBGENE-DMD program is eligible for a Priority Review Voucher (“PRV”) via the Rare Pediatric Disease PRV program.
PBGENE-3243 (Mutant Mitochondrial Elimination). The PBGENE-3243 program is our wholly-owned potential treatment for m.3243 associated mitochondrial disease. Mitochondrial diseases are the most common hereditary metabolic disorder, affecting 1 in 4,300 people. The highly specific mitochondria-targeted ARCUS nucleases are designed to shift heteroplasmy by editing and eliminating mutant mitochondrial DNA while allowing normal (wild-type) mitochondrial DNA to repopulate in the mitochondria, thus improving cellular function. We have paused development of PBGENE-3243 to prioritize our two lead programs, PBGENE-HBV and PBGENE-DMD.
Partnered In Vivo Gene Editing Programs
iECURE-OTC (Insertion). In partnership with iECURE, Inc. (“iECURE”), an ARCUS-mediated targeted gene insertion approach, ECUR-506, is being evaluated as a potential curative treatment option for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. Recently, iECURE reached alignment with the FDA on the primary and key secondary efficacy endpoints, comparators and study size for the ongoing OTC-HOPE study which could support a Biologics License Application. In addition, ECUR-506 was granted FDA Regenerative Medicine Advanced Therapy (“RMAT”) designation for neonatal onset OTC deficiency. The OTC-HOPE study is ongoing in the U.K., the U.S., Australia, and Spain. In January 2025, iECURE reported clinical results demonstrating complete clinical response in the first participant at the lowest dose level (1.3x1013 GC/kg) of ECUR-506, as defined by the study protocol. iECURE expects to release additional patient data from the ongoing OTC-HOPE trial in the first half of 2026.
Our Team
We believe that our team, whom we call Precisioneers, has among the strongest scientific experience and capabilities of all genome editing companies. Our senior leaders bring extensive experience leading organizations focused on gene therapies, including our co-founder, who has been working with genome editing technology for over 20 years.
We have recruited our team of Precisioneers to include individuals with extensive industry experience and expertise in the discovery, development and manufacture of gene therapies. As of December 31, 2025, our team of Precisioneers included 19 full-time employees with Ph.D. or M.D. degrees.
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
Imugene
On August 15, 2023, we entered into an asset purchase agreement (the “Imugene Purchase Agreement”) with Imugene Limited (“Imugene Limited”), and its wholly owned subsidiary Imugene (USA) Inc. (“Imugene US” and together with Imugene Limited, “Imugene”). Additionally on August 15, 2023, we and Imugene US entered into a license agreement (the “Imugene License Agreement”), pursuant to which we granted Imugene US certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize oncological applications of our allogeneic CAR T therapy, azer-cel, and up to three additional research product candidates directed to targets that Imugene US may nominate prior to the fifth anniversary of the effective date of the Imugene License Agreement, pursuant to the terms of the Imugene License Agreement.
Novartis Pharma AG
In June 2022, we and Novartis Pharma AG (“Novartis”) entered into a research and development collaboration and license agreement (the “Novartis Agreement”) incorporating our custom ARCUS nucleases for potential treatments for certain diseases, including certain hemoglobinopathies such as sickle cell disease and beta thalassemia. On October 31, 2025, we received written notice from Novartis of its termination of the Novartis Agreement. The notice informed us that Novartis was exercising its right to terminate the Novartis Agreement in its entirety without cause upon 90 days’ prior written notice to us. The termination was effective as of January 30, 2026.
As of the effective date of the termination, all options and licenses granted to Novartis were terminated and reverted to us, including with respect to sickle cell disease and beta thalassemia, and we are no longer required to satisfy any remaining performance obligations under the Novartis Agreement or entitled to receive any future milestone, royalty, option or other payments from Novartis. Although we and Novartis have concluded work in the area of hemoglobinopathies, we and Novartis continue to explore a research collaboration in an area of joint therapeutic interest, which has not been disclosed.
iECURE
In August 2021, we and iECURE entered into a development and license agreement (the “iECURE DLA”), pursuant to which we are eligible to receive milestone and mid-single digit to low-double digit royalty payments on sales of iECURE products developed with ARCUS. In connection with the iECURE DLA, we and iECURE entered into an equity issuance agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued us common stock in iECURE as additional consideration for the license to use our PCSK9-directed ARCUS nuclease.
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
Competition
As a diversified life sciences company, we compete in multiple different fields. The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. We principally compete with others developing and utilizing genome and epigenomic editing technology in the human health sector, including companies such as Beam Therapeutics, Inc., CRISPR Therapeutics, AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Prime Medicine, Inc., Tune Therapeutics, Inc., and Verve Therapeutics, Inc.
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
We cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or which have been granted to us, or patents that may be licensed or granted to us in the future, will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technology. Moreover, trade secrets can be difficult to protect.. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, see Part I. Item 1A. “Risk Factors—Risks Related to Intellectual Property.”
Our patent portfolio consists of a combination of issued patents and pending patent applications that are owned by us or licensed by us from third parties. As of December 31, 2025, we have an exclusive license from Duke under 12 issued U.S. patents and two pending U.S. patent applications. In addition, as of December 31, 2024, we own 46 issued U.S. patents, 51 pending non-provisional U.S. patent applications, and 9 pending Patent Cooperation Treaty (“PCT”) international patent applications. We also exclusively license from Duke or own many corresponding patents and patent applications outside the United States, as described below. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, related to ARCUS. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.
ARCUS Platform Patent Families
We license one patent family from Duke and own five patent families that are directed to the core technologies employed in our ARCUS platform for nuclease design. Thus, each of our product candidates is protected by one or more patents in these families.
The first family, licensed from Duke, includes 12 issued patents in the United States, three issued patents in Japan, and one issued patent in each of Australia and Canada. This family also includes pending patent applications in each of the United States, Europe, Canada, and Japan. Patents in this family include claims directed to (1) recombinant meganucleases having altered cleavage specificity, altered heterodimer formation, and/or altered DNA binding affinity, (2) methods for cleaving target recognition sites in DNA using such meganucleases, and (3) methods for producing genetically modified eukaryotic cells using such meganucleases. Patents in this family will have a standard expiration date of October 18, 2026, subject to potential extensions.
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
The fifth family, which we own, includes a pending PCT international application and a pending patent application in the United States. Patent applications in this family include claims to novel polypeptide linkers, engineered meganucleases and compositions comprising the same, and methods of use. Patents in this family, if issued, will have a standard expiration date of November 8, 2044, subject to potential extensions.
In Vivo Gene Editing Patent Families
We own 29 patent families, including three jointly-owned patent families, that are directed to our in vivo gene editing technologies. Each of our in vivo gene editing product candidates is protected or disclosed by one or more of these patent families.
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
The third family includes issued patents in each of the United States, Europe, and Hong Kong, three pending patent applications in New Zealand, and pending patent application in each of the United States, Europe, China, and Hong Kong. Patents in this family include claims directed to (1) third-generation engineered meganucleases that cleave a recognition sequence within the genome of the hepatitis B virus, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions and, (6) methods for treating patients having HBV by administration of such engineered meganucleases or nucleic acids encoding such engineered meganucleases. Patents in this family, if issued, will have a standard expiration date of December 4, 2040, subject to potential extensions.
The fourth family includes a pending PCT international application and two pending patent applications in the United States. Patent applications in this family include claims to (1) engineered meganucleases that cleave a recognition sequence within the hepatitis B virus genome, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions and, (6) methods for inactivating a polymerase (pol) gene of an HBV genome in a target cell, and (7) methods for treating a HBV infection or a disease associated with HBV infection. Patents in this family, if issued, will have a standard expiration date of November 8, 2044, subject to potential extensions.
The fifth family includes two issued patents in Europe, one issued patent in Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patents in this family include claims directed to (1) methods for treating DMD by utilizing pairs of engineered nucleases to remove an exon from the dystrophin gene and (2) methods for removing DNA sequences from the genome of a cell by utilizing pairs of engineered nucleases. Patents in this family will have a standard expiration date of March 12, 2035, subject to potential extensions.
The sixth family includes three issued patent in the United States, one issued patent in each of China, Israel, Japan, and South Korea, two pending patent applications in China, and pending patent applications in each of the United States, Europe, Australia, Canada, Israel, Hong Kong, Japan, Mexico, and South Korea. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within the dystrophin gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) methods of producing genetically modified eukaryotic cells having a modified dystrophin gene with such engineered meganucleases, (7) methods of modifying a dystrophin gene in a subject by delivering such engineered meganucleases to a target cell, and (8) methods for treating DMD, which is characterized by a mutation within the dystrophin gene, by administering such engineered meganucleases. Patents in this family will have a standard expiration date of November 12, 2041.
The seventh family includes a pending PCT international patent application. Patents in this family include claims directed to (1) muscle-specific expression cassettes, (2) polynucleotides encoding such muscle-specific expression cassettes, (3)recombinant DNA constructs comprising such polynucleotides, (4) recombinant viruses comprising such polynucleotides, (5) pharmaceutical compositions comprising such polynucleotides, recombinant DNA constructs, and recombinant viruses, (6) methods for expressing a heterologous protein in a mammalian muscle cells by introducing such muscle-specific expression cassettes, (7) methods for enhancing expression of a heterologous protein in a mammalian skeletal muscle cell over a cardiac muscle cell by introducing such muscle-specific expression cassettes, (8) methods for expressing a heterologous protein in a mammalian muscle precursor cell by introducing such muscle-specific expression cassettes, (9) methods for modifying a dystrophin gene selectively in a mammalian muscle cell in a subject by delivering to muscle cells such muscle-specific expression cassettes, and (10) and methods for treating a muscle disorder in a subject having said muscle disorder by administering such muscle-specific expression cassettes. Patents in this family, if issued, will have a standard expiration date of April 12, 2044, subject to potential extensions.
The eighth family includes a pending PCT international patent application and pending patent applications in each of the United States, Europe, Australia, Canada, Brazil, China, Colombia, Israel, Mexico, Japan, and South Korea. Patents in this family include claims directed to (1) muscle-specific expression cassettes, (2) polynucleotides encoding such muscle-specific expression cassettes, (3) recombinant DNA constructs comprising such polynucleotides, (4) recombinant viruses comprising such polynucleotides, (5) pharmaceutical compositions comprising such polynucleotides, recombinant DNA constructs, and recombinant viruses, (6) methods for expressing a heterologous protein in a mammalian muscle cells by introducing such muscle-specific expression cassettes, (7) methods for enhancing expression of a heterologous protein in a mammalian skeletal muscle cell over a cardiac muscle cell by introducing such muscle-specific expression cassettes, (8) methods for expressing a heterologous protein in a mammalian muscle precursor cell by introducing such muscle-specific expression cassettes, (9) methods for modifying a dystrophin gene selectively in a mammalian muscle cell in a subject by delivering to muscle cells such muscle-specific expression cassettes, and (10) and methods for treating DMD in a subject having DMD by administering such muscle-specific expression cassettes. Patents in this family, if issued, will have a standard expiration date of April 12, 2044, subject to potential extensions.
The ninth family includes one issued patent in each of the United States, Europe, Australia, China, Hong Kong, Israel, Japan, Mexico, and South Korea, two pending patent applications in Israel, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Japan, Mexico, and South Korea. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within a PCSK9 gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, and recombinant viral vectors, and (5) methods for reducing expression of PCSK9 in a subject by administering such engineered meganucleases. Patents in this family will have a standard expiration date of April 20, 2038, subject to potential extensions.
The tenth family, which we jointly own, includes pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patents in this family include claims directed to (1) mitochondrial-targeting engineered meganucleases (MTEM)s that cleave recognition sequences within the mitochondrial genome of a eukaryotic cell, (2) nucleic acids encoding such MTEMs, (3) recombinant viruses comprising nucleic acids encoding such MTEMs, (4) lipid nanoparticle compositions comprising nucleic acids encoding such MTEMs, (5) pharmaceutical compositions comprising such MTEMs, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) genetically modified eukaryotic cells comprising nucleic acids encoding such MTEMs, (7) methods of producing genetically modified eukaryotic cells and populations of genetically modified eukaryotic cells by delivering such MTEMs, (8) methods for degrading mutant mitochondrial genomes in target cells or populations of target cells by delivery of such recombinant meganucleases, and (9) methods for treating conditions associated with mitochondrial disorders by administration of such MTEMs. Patents in this family, if issued, will have a standard expiration date of April 22, 2042.
The eleventh family, which we jointly own, includes one issued patent in each of the United States and Europe, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, and South Korea. Patents in this family include claims directed to (1) mitochondrial-targeting engineered meganucleases (MTEM)s that cleave a recognition sequence within the mitochondrial genome of a eukaryotic cell, (2) nucleic acids encoding such MTEMs, (3) recombinant viruses comprising nucleic acids encoding such MTEMs, (4) lipid nanoparticle compositions comprising nucleic acids encoding such MTEMs, (5) pharmaceutical compositions comprising such MTEMs, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) genetically modified eukaryotic cells comprising nucleic acids encoding such MTEMs, (7) methods of producing genetically modified eukaryotic cells and populations of genetically modified eukaryotic cells with such MTEMs, (8) methods for degrading mutant mitochondrial genomes in target cells or populations of target cells by delivery of such recombinant meganucleases, and (9) methods for treating conditions associated with mitochondrial disorders by administration of such MTEMs. Patents in this family will have a standard expiration date of April 22, 2042, subject to potential extensions.

The twelfth family, which we jointly own, includes a pending PCT international application. Patents in this family include claims to (1) engineered meganucleases that bind and cleave a recognition sequence in mitochondrial genomes, (2) nucleic acids encoding such meganucleases, (3) recombinant viruses comprising nucleic acids encoding such MTEMs, (4) lipid nanoparticle compositions comprising nucleic acids encoding such meganucleases, (5) pharmaceutical compositions comprising such meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, (6) methods for producing genetically-modified cells using such meganucleases, (8) methods for degrading mutant mitochondrial genomes in a target cell using such meganucleases, and (9) methods for treating a condition associated with a mitochondrial DNA (mtDNA) common deletion. Patents in this family will have a standard expiration date of May 8, 2045, subject to potential extensions.
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
The fifteenth family includes two issued patents in each of the United States and Japan, one issued patent in each of Europe and Australia, and pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, and Japan. Patents in this family include claims directed to (1) first generation engineered meganucleases that cleave recognition sequences within a mutant rhodopsin gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant AAV vectors comprising nucleic acids encoding such engineered meganucleases, and (4) methods for treating retinitis pigmentosa by administering such engineered meganucleases. Patents in this family will have a standard expiration date of September 8, 2036, subject to potential extensions.
The sixteenth family includes pending patent applications in each of the United States, Europe, and Canada. Patents in this family include claims directed to (1) second generation engineered meganucleases that cleave recognition sequences within a mutant rhodopsin gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) lipid nanoparticle compositions comprising nucleic acids encoding such engineered meganucleases, (5) genetically modified eukaryotic cells comprising nucleic acids encoding such engineered meganucleases, (7) genetically modified eukaryotic cells comprising a modified rhodopsin gene, (8) methods of producing genetically modified eukaryotic cells having a disrupted target sequence in a chromosome by introduction of such engineered meganucleases, (9) methods of producing genetically modified eukaryotic cells having an exogenous sequence of interest inserted in a chromosome by introduction of such engineered meganucleases and a nucleic acid having the sequence of interest, (10) pharmaceutical compositions comprising such engineered meganucleases, nucleic acids, recombinant viruses, and lipid nanoparticle compositions, and (11) methods for treating retinitis pigmentosa by administering such engineered meganucleases or such pharmaceutical compositions. Patents in this family, if issued, will have a standard expiration date of May 11, 2041, subject to potential extensions.

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
The nineteenth family includes one issued patent in each of the United States, Europe, and Australia. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within the int22h-1 region of the Factor VIII gene, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) pharmaceutical compositions comprising such engineered meganucleases or nucleic acids encoding such engineered meganucleases, and (5) methods for treating hemophilia A by administration of such pharmaceutical compositions. Patents in this family will have a standard expiration date of May 3, 2037, subject to potential extensions.
The twentieth family includes a pending patent application in the United States. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within the int22h-1 region of the Factor VIII gene, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) pharmaceutical compositions comprising such engineered meganucleases or nucleic acids encoding such engineered meganucleases, (5) methods for treating hemophilia A by administration of such pharmaceutical compositions, (6) methods for genetically modifying a Factor VIII gene in a mammalian cell by introducing such engineered meganucleases, and (7) genetically-modified cells made by such methods. Patents in this family, if issued, will have a standard expiration date of November 1, 2038, subject to potential extensions.
The twenty-first family includes one issed patent in Japan and pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within a transthyretin (TTR) gene, (2) nucleic acids encoding such engineered meganucleases, (3) recombinant viruses comprising nucleic acids encoding such engineered meganucleases, (4) methods of producing genetically modified eukaryotic cells having a disrupted target sequence in a chromosome by introduction of such engineered meganucleases, (5) methods of producing genetically modified eukaryotic cells having an exogenous sequence of interest inserted in a chromosome by introduction of such engineered meganucleases and a nucleic acid having the sequence of interest, (6) methods of producing genetically modified eukaryotic cells having a modified TTR gene by introduction of engineered nucleases, (7) methods for modifying a TTR gene by delivering such engineered meganucleases, (8) genetically modified eukaryotic cells made by such methods, (9) genetically modified eukaryotic cells comprising a modified TTR gene, (10) lipid nanoparticle compositions comprising such engineered meganucleases, and (11) pharmaceutical compositions comprising such engineered meganucleases and lipid nanoparticle compositions. Patents in this family, if issued, will have a standard expiration date of August 20, 2041, subject to potential extensions.

The twenty-second family includes one issued patent in Europe, and pending patent applications in each of the United States, Europe, and Hong Kong. Patents in this family include claims directed to (1) methods for treating subjects having nucleotide repeat expansion disorders, (2) pharmaceutical compositions comprising nucleases for treatment of nucleotide repeat expansion disorders, (3) engineered meganucleases that cleave recognition sequences within a frataxin (FXN) gene, (4) nucleic acids encoding such engineered meganucleases, (5) recombinant viral vectors comprising nucleic acids encoding such engineered meganucleases, and (6) methods for promoting precise deletion of loci flanked by repeat sequences in populations of eukaryotic cells. Patents in this family will have a standard expiration date of May 2, 2036, subject to potential extensions.
The twenty-third family includes pending patent applications in each of the United States, Europe, Australia, Canada, Hong Kong, Japan, and New Zealand. Patents in this family include claims directed to (1) polynucleotides comprising nucleic acids encoding heterologous proteins for expression, (2) recombinant viruses comprising such polynucleotides, (3) lipid nanoparticle compositions comprising such polynucleotides, (4) pharmaceutical compositions comprising such polynucleotides, recombinant viruses, and lipid nanoparticle compositions, (5) eukaryotic cells comprising such polynucleotides, (6) methods for expressing heterologous proteins in eukaryotic cells by introduction of such polynucleotides, (7) methods for producing genetically-modified eukaryotic cells by introduction of such polynucleotides encoding an engineered nuclease, and (8) methods for treating a disease in a subject by administration of such polynucleotides encoding a therapeutic protein. Patents in this family, if issued, will have a standard expiration date of January 6, 2043.
The twenty-fourth family includes one pending patent application in each of the United States and Europe. Patents in this family include claims directed to (1) engineered meganucleases that cleave recognition sequences within a transferrin gene, (2) nucleic acids encoding such engineered meganucleases, (3) viral vectors comprising nucleic acids encoding such engineered meganucleases, (4) template nucleic acids for insertion within a transferrin gene, (5) methods of producing genetically modified eukaryotic cells having an exogenous sequence of interest inserted in a chromosome by introduction of such engineered meganucleases and a nucleic acid having the sequence of interest, (6) methods of producing genetically modified eukaryotic cells having a modified transferrin gene by introduction of engineered nucleases, (7) methods of producing genetically modified eukaryotic cells having a modified transferrin gene by introduction of engineered nucleases and a template nucleic acid, (8) genetically modified eukaryotic cells made by such methods, (9) genetically modified eukaryotic cells comprising a modified transferrin gene, (10) pharmaceutical compositions comprising such engineered meganucleases and template nucleic acids, and (11) methods for treating a disease by administration of such pharmaceutical compositions. Patents in this family, if issued, will have a standard expiration date of January 10, 2040, subject to potential extensions.
We own five additional patent families that include pending provisional patent applications in the United States or pending PCT international patent applications that are directed to in vivo gene editing. We will determine in the future whether to pursue each of these applications.
Immunotherapy Patent Families
We own 16 patent families that are directed to immunotherapy, including CAR T cell therapies. Some of these are applicable to immunotherapies and/or CAR T cells directed to killing a variety of different types of infected or cancerous cells. Others are directed to specific indications in which cells expressing particular antigens are targeted, or methods of manufacturing immunotherapies. The immunotherapy product candidates we have licensed to others are protected by one or more patents in these families.
The first family includes 10 issued patents in the United States, three issued patents in Israel, two issued patents in Europe and Hong Kong, one issued patent in each of Australia, China, Japan, and Mexico, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, and South Korea. Patents in this family include claims directed to (1) populations of genetically modified human T cells in which 20%-65% of the cells have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TCR alpha constant region (TRAC) gene, (2) methods for using such populations of genetically modified human T cells for cancer immunotherapy, (3) pharmaceutical compositions comprising such populations of genetically modified human T cells, (4) genetically modified human T cells which have reduced expression of an endogenous TCR and express an anti-cancer antigen CAR from DNA inserted into the cells’ TRAC gene, (5) methods for using such genetically modified human T cells for cancer immunotherapy, and (6) pharmaceutical compositions comprising such genetically modified human T cells. Patents in this family will have a standard expiration date of October 5, 2036, subject to potential extensions.

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
The third family includes one issued patent in each of the United States, Europe, Australia, China, Hong Kong, Israel, Japan, Mexico, and South Korea, and pending patent applications in each of the United States, Europe, Australia, Canada, China, Israel, Japan, Mexico, and South Korea. Patent applications in this family include claims directed to (1) second-generation engineered meganucleases that cleave a specific target in the TRAC gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) genetically modified eukaryotic cells or populations of cells prepared by such methods, (5) pharmaceutical compositions comprising such cells or populations of cells, and (6) methods of treating diseases using such cells, populations of cells or pharmaceutical compositions to treat diseases, including cancer immunotherapy. Patents in this family, if issued, will have a standard expiration date of April 11, 2039, subject to potential extensions.
The fourth family includes pending patent applications in each of the United States, Europe, Australia, Canada, and Israel. Patent applications in this family include claims directed to (1) a third-generation optimized engineered meganuclease that binds and cleaves a recognition sequence in a T cell receptor alpha constant region gene, (2) a polynucleotide comprising a nucleic acid sequence encoding such engineered meganucleases, (3) a recombinant DNA construct comprising such polynucleotides, (4) a recombinant virus comprising such polynucleotides, (5) a lipid nanoparticle composition comprising such polynucleotides, (6) methods for producing a genetically-modified eukaryotic cell comprising an exogenous sequence of interest, (7) methods for producing a genetically-modified eukaryotic cell by disrupting a target sequence in a chromosome of said eukaryotic cell, (8) a genetically-modified eukaryotic cell prepared by such methods, (9) populations of such genetically-modified eukaryotic cells, (10) a eukaryotic cell comprising such engineered meganucleases, (11) pharmaceutical compositions comprising such genetically-modified eukaryotic cells and populations, and (12) a method of treating a disease in a subject by administration such genetically-modified eukaryotic cells. Patents in this family, if issued, will have a standard expiration date of January 4, 2044, subject to potential extensions.
The fifth family includes two issued patents in each of the United States, Europe, Australia, Hong Kong, and Japan, and pending patent applications in each of the United States, Europe, Australia, Canada, and Japan. Patent applications in this family include claims directed to (1) nucleic acids encoding co-stimulatory domains having certain amino acid sequences, (2) recombinant DNA constructs and vectors comprising such nucleic acids, (3) nucleic acids and vectors encoding such recombinant meganucleases, (4) genetically modified cells comprising such nucleic acids, (5) methods for producing such genetically modified cells, (6) pharmaceutical compositions comprising such cells, and (7) methods of immunotherapy using such cells. Patents in this family will have a standard expiration date of October 4, 2037, subject to potential extensions.
The sixth family includes two issued patents in Japan, one issued patent in each of Europe and Australia, and pending patent applications in each of the United States, Australia, and Japan. Patent applications in this family include claims directed to (1) recombinant meganucleases that recognize and cleave a recognition sequence within the human β2m gene, (2) nucleic acids and vectors encoding such recombinant meganucleases, (3) methods for producing genetically modified eukaryotic cells, including CAR T cells, using such meganucleases, (4) populations of genetically modified eukaryotic cells in which 80% of the cells have reduced expression of an endogenous TCR and 80% of the cells have reduced expression of β2m, (5) pharmaceutical compositions comprising such populations of genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for cancer immunotherapy. Patents in this family will have a standard expiration date of December 22, 2036, subject to potential extensions.
The seventh family includes one issued patent in each of the United States and Japan, and pending patent applications in each of the United States and Europe. Patent applications in this family include claims directed to (1) nucleic acids encoding an engineered antigen receptor (e.g., a CAR) and an inhibitory molecule (e.g., an RNA interfering with β2m expression), (2) genetically modified eukaryotic cells comprising such nucleic acids, (3) methods for producing such genetically modified eukaryotic cells using such nucleic acids and an engineered nuclease that promotes insertion of such nucleic acids, (4) genetically modified eukaryotic cells expressing an engineered antigen receptor and having expression of β2m or MHC Class I molecules reduced by 10%-95%, (5) pharmaceutical compositions comprising such genetically modified eukaryotic cells, and (6) methods for using such genetically modified eukaryotic cells for immunotherapy. Patents in this family will have a standard expiration date of May 8, 2038, subject to potential extensions.
The eighth family includes two issued patent in the United States, two pending applications in the United States, and pending patent applications in each of Europe, Australia, Canada, Hong Kong, and Japan. Patent applications in this family include claims directed to (1) engineered meganucleases that recognize and cleave a recognition sequence in an upstream intron of the human TRAC gene, (2) nucleic acids and vectors encoding such engineered meganucleases, (3) methods for producing genetically modified T cells using such nucleic acids or vectors, (4) genetically modified T cells in which an exogenous sequence is inserted into an upstream intron of the human TRAC gene and endogenous TCR expression is reduced, (5) populations of such genetically modified T cells, (6) pharmaceutical compositions comprising such genetically modified T cells, and (7) methods of treating disease using such genetically modified T cells and pharmaceutical compositions, including cancer immunotherapy. Patents in this family will have a standard expiration date of June 27, 2038, subject to potential extensions.
The ninth family includes a pending patent applications in Canada. Patent applications in this family include claims directed to (1) methods for preparing genetically-modified immune cells, (2) populations of genetically-modified immune cells, (3) pharmaceutical compositions comprising such populations of genetically-modified immune cells, (4) methods of treating a disease using such populations of genetically-modified immune cells, (5) lipid nanoparticle compositions, and (6) kits for transfecting a eukaryotic cell with mRNA. Patents in this family, if issued, will have a standard expiration date of April 3, 2040, subject to potential extensions.
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
The eleventh family includes a pending patent applications in the United States and Canada. Patent applications in this family include claims directed to methods of immunotherapy comprising administering to a subject a CD3 antibody, or antigen binding fragment thereof, that binds CD3 for the purpose of lymphodepletion, in combination with the administration of genetically-modified T cells that do not have detectable CD3 expression on the cell surface. Patents in this family, if issued, will have a standard expiration date of August 20, 2040, subject to potential extensions.
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
We own one patent family directed to engineered meganucleases that target amplifiable genetic loci and may be useful in producing cells with amplified transgenes. This family includes a pending patent application in the United States. Patents in this family will have a standard expiration date of June 1, 2032, subject to potential extensions.
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
Our trademark portfolio currently contains four registered trademarks in the United States, including ARCUS, ARC NUCLEASE, PRECISION BIOSCIENCES (Stylized) and PRECISION BIOSCIENCES. We also own registered trademarks for both ARCUS and ARC NUCLEASE in Australia, China, and Europe, a registered trademark for ARCUS in Canada, and registered trademarks for PRECISION BIOSCIENCES (Stylized) in Europe, Canada, and the United Kingdom.
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
Cellectis S.A.
In January 2014, we entered into the Cellectis License, which relates to certain modified I-CreI homing endonuclease patents and patents that had been subject to litigation between us and Cellectis. The patents to which we have rights under the cross-license include at least three issued patents in the United States, two issued patents in Europe, one issued patent in Australia, and one issued patent in Canada. These patents have standard expiration dates prior to January 29, 2034, subject to potential extensions. See “—License and Collaboration Agreements—Cellectis S.A.” above for additional information regarding the Cellectis License.
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
U.S. Biologics Regulation
The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of certain preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements and other applicable regulations;
•demonstration of successful, reproducible manufacture of clinical trial material produced in compliance with cGMPs and consistent with all release specifications for the product at initial manufacture and over time when stored under defined conditions;
•submission to the FDA of an IND, which must become effective before clinical trials may begin, and which must be properly maintained throughout the course of clinical development;
•approval by an Investigational Review Board (“IRB”) or ethics committee, and potential additional scientific and biosafety review committees at each clinical site before the trial is commenced;
•performance of adequate and well-controlled human clinical trials following protocols to establish the safety, purity, potency, or effectiveness of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;

•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed commercial product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and potential FDA inspection of selected clinical investigation sites to assess compliance with Good Clinical Practices (“GCPs”); and
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.
Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for allowance from the FDA to administer an investigational new drug product to humans. A central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product according to the proposed clinical protocol including the proposed dose level(s). An IND must become effective before human clinical trials may proceed. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.
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
Furthermore, for each site proposing to conduct the clinical trial an independent IRB must review and approve the plan for any clinical trial and the informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on review of certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA.
Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, potency, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
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
The RMAT designation facilitates an efficient development program for, and expedites review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient within the product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same active ingredient for the same approved use or indication within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same approved indication or use within the relevant disease or condition, or the same drug or biologic for any indication or use within different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.
A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product within the use or indication protected by orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the rare disease or condition.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
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
Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Non-clinical studies and clinical trials
Similarly to the United States, the various phases of non-clinical and clinical research in the European Union, (“EU”), are subject to significant regulatory controls.
Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”), as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
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
Marketing authorization
To market a medicinal product in the EU, we must obtain a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products derived from biotechnology processes, (ii) designated orphan medicinal products, (iii) ATMPs (such as gene therapy, somatic cell therapy and tissue engineered products), and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops. Accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
•The Committee for Advanced Therapies (“CAT”) is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a MAA is submitted. The CAT’s opinion is then taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs.
•“National MAs” are issued by the competent authorities of EU member states and only cover their respective territory and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
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
Priority medicines scheme
Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the so-called PRIority MEdicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME was launched in 2016 by the EMA to support the development and accelerate the review of new therapies to treat patients with unmet medical need. This voluntary scheme is based on enhanced interaction and early dialogue with developers of promising medicines to optimize development plans and speed up evaluation so these medicines can reach patients earlier. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a therapeutic advantage over existing treatments or benefits patients without treatment options. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Innovative medicines fulfilling a medical need may also benefit from different types of fast track approvals, such as a conditional MA or a MA under exceptional circumstances granted on the basis of less comprehensive clinical data than normally required (respectively in the likelihood that the sponsor will provide such data within an agreed timeframe or when comprehensive data cannot be obtained even after authorization).

Advanced therapy classification
Based on legislation adopted in 2007, the EMA established an additional regulatory designation for products classified as an ATMP. The ATMP designation offers sponsors a variety of benefits similar to those associated with the PRIME scheme, including scientific and regulatory guidance, additional opportunities for dialogue with regulators, and presubmission review and certification of the CMC and nonclinical data proposed for submission in a forthcoming MAA for micro-, small-, or medium-sized enterprises. To qualify for this designation, product candidates intended for human use must be based on gene therapy, somatic cell therapy, or tissue engineered therapy.
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
Pediatric development
In the EU, MAAs for new medicinal product candidates have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product candidate for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of authorization) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity is granted.
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
The advertising and promotion of medicinal products are also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.
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
Brexit and the Regulatory Framework in the United Kingdom
Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (“UK”) is not generally subject to EU laws in respect of medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK. However, new legislation such as the (EU) CTR is not applicable in the UK.
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
There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.
The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). On April 28, 2025, the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the now-repealed EU Clinical Trials Directive, into closer alignment with the (EU) CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period.

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
In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert commercial pressure on pricing within a country.
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the ACA, enacted in March 2010, has substantially changed healthcare financing and delivery by both governmental and private insurers. Among other things the ACA included the following provisions:
•an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; and

•a licensure framework for follow on biologic products.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
Finally, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial 10 drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.
The current Presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how such policies will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our products and any additional product candidates we develop, if approved. As part of this strategy, President Trump has proposed imposing significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. In addition, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our product candidates, if approved. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.
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
Data Privacy and Security
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal information, including health-related information in certain circumstances, and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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
Dedicated to improving life isn’t just a statement supporting the products that we are developing – it is a statement that speaks to our collective desire to do our part in improving the lives of those around us. Through our employee engagement initiatives, we are actively fostering an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation in pursuit of our mission. We are supporting a workplace that reflects and embraces the gender, race, ethnicity, sexual orientation, age, physical ability, as well as all cultural backgrounds in our community. As of December 31, 2025, our workforce was self-reportedly approximately 47% female and approximately 19% Asian, Black, Latinx, American Indian/Alaskan Native or two or more races, or not defined. Our senior leadership team and department heads were self-reportedly approximately 42% female and 21% Asian or Black as of December 31, 2025.
Notable benefits we offer to our full-time Precisioneers include:
•employer sponsored health insurance;
•employer 401(k) matching contributions;

•generous paid time off policies;
•wellness programs including employee assistance programs, wellness reimbursement, and an on-site gym; and
•professional development programs including a tuition reimbursement program.
As of December 31, 2025, we had 68 full-time Precisioneers. Of these full-time employees, 46 are engaged in research and development activities and 19 have Ph.D. degrees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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
We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $(45.7) million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $528.2 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and at-the-market (“ATM”) offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.
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
We believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, inclusive of the expected azer-cel milestone proceeds, continued fiscal and operating discipline, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. We expect our cash runway to be sufficient to fund PBGENE-HBV and PBGENE-DMD data milestones through 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including the outcomes of preclinical studies and clinical trials, our ability to obtain regulatory approval, investor interest in and the likelihood of commercial success of particular product candidates and programs, and other factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations and licensing arrangements, or abandon one or more product candidates or programs in the event that sufficient funding is not available.
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
•the success of our existing or future collaborative and other out-licensing relationships;
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
In July 2024, we entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California pursuant to which Banc of California provided us with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). Pursuant to the terms of the 2024 Loan and Security Agreement, we granted Banc of California a security interest in a cash security account at Banc of California (the “Cash Security Account”).
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including in underwritten and ATM offerings, stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect common stockholders’ rights. For example, in 2025, 4.4 million shares were sold through the ATM facility. Additionally, in March 2024, we entered into an underwriting agreement relating to the offering, issuance and sale of an aggregate of 2,500,000 shares of our common stock and warrants to purchase up to an aggregate of 2,500,000 shares of our common stock at a combined offering price of $16.00 per share. On November 10, 2025, we also entered into an underwriting agreement relating to the issuance and sale of 10,815,000 shares of our common stock and accompanying one-half warrants to purchase up to 5,407,500 shares of our common stock at a combined price of $6.14 per share. Further, in lieu of common stock to certain investors, we issued pre-funded warrants to purchase up to 1,400,000 shares of our common stock and accompanying one-half warrants to purchase up to 700,000 shares of our common stock at a combined price of $6.139995 per share. Both of which resulted in dilution to our existing stockholders. Moreover, there is a provision in each warrant under which we may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants in certain specified situations involving a “fundamental transaction” (as defined in the warrants), which generally includes a merger with another person or entity, the sale, transfer or other disposition of all or substantially all of our assets, another person or entity becoming the beneficial owner of 50% of the outstanding shares of our common stock, any reclassification, reorganization or recapitalization of our common stock, any compulsory share exchange pursuant to which our common stock is effectively converted into or exchanged for other securities, cash or property, any plan or proposal for our voluntary or involuntary dissolution, liquidation or the winding up of our affairs, or if other conditions are met. It may be uncertain whether a particular transaction or series of transactions will trigger the cash-settlement provision or if the provision is triggered, what the actual payment due to a warrant holder would be in such circumstance, but any such payment could be material to us and could materially and adversely affect our financial condition. Furthermore, we may find it more difficult to raise additional equity capital needed for our business or to pursue strategic alternatives or other corporate transactions while the warrants are outstanding.
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
To date, we have focused our efforts on optimizing our proprietary genome editing technology and exploring its potential applications. ARCUS is a novel genome editing technology using sequence-specific DNA-cutting enzymes, or nucleases, that is designed to perform modifications in the DNA of living cells and organisms. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, transcription activator-like effector nucleases (“TALENs”) and clustered regularly interspaced short palindromic repeats associated protein-0 nuclease (“CRISPR/Cas9”), although none has obtained marketing approval for an in vivo gene editing product candidate developed using such technologies. Other genome editing technologies in development or commercially available, or other existing or future technologies, may lead to treatments or products that may be considered better suited for use in human therapeutics, which could reduce or eliminate our commercial opportunity.

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
The success of our business depends primarily upon our ability to identify, develop and commercialize products using our genome editing technology. Our named in vivo development programs, PBGENE-HBV and PBGENE-DMD, are early stage clinical programs. We may be unsuccessful in advancing these programs into later stage clinical development or in identifying and developing additional product candidates. Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical and early stage biotechnology development activities, including that:
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
Our current development programs and future product candidates may never be approved. Failure to successfully identify and develop new product candidates and obtain regulatory approvals for our products would have a material adverse effect on our business and financial condition and could cause us to cease operations.
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
The developmental and commercial success of our current development programs of future product candidates, or any that we develop alone or with collaborators in the future, will depend in part on public acceptance of the use of genome editing technology for the prevention or treatment of human diseases. Adverse public perception of applying genome editing technology for these purposes may negatively impact our ability to raise capital or enter into strategic agreements for the development of product candidates.
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
In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020 and, following the European Commission’s revision to the existing pharmaceutical legislation and the European Parliament and the Council of the EU adoption of their respective positions, a common position was agreed upon, however, the proposed revisions remain to be adopted. These revisions may have a significant impact on the biopharmaceutical industry in the long term.
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
•changes in our financial priorities, greater than anticipated costs of completing a trial or our inability to continue funding the trial; or
•unforeseen events, such as natural or manmade disasters, public health emergencies, such as natural catastrophic events.
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
On April 28, 2025, the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials and remove unnecessary administrative burdens on trial sponsors, while protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the now-repealed EU Clinical Trials Directive, into closer alignment with the CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period.
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
•proximity and availability of clinical trial sites for prospective patients; and
•unforeseen events, such as natural or manmade disasters, public health emergencies may impact our operations, or other natural catastrophic events.
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
If any such events occur, clinical trials or commercial distribution of any product candidates or products we develop alone or with collaborators could be suspended or terminated, and our business and reputation could suffer substantial harm. Treatment-related side effects could affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us or our collaborators to cease further development of, deny approval of or require us to cease selling any product candidates or products for any or all targeted indications. If we or our collaborators elect, or are required, to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated. For information regarding our current clinical trials, please refer to Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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
Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing, and protection of health-related and other personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the CCPA), which requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in a number of states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In Europe, we are subject to the European Union General Data Protection Regulation (“EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, and potential fines for noncompliance of up to €20 million / £17.5 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop,, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, clinical trial data, and personal information (collectively, “Confidential Information”). It is critical that we do so in a secure manner to maintain the confidentiality, availability and integrity of such Confidential Information.
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
The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other Confidential Information. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’

cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information. Furthermore, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any material impact to our business strategy, results of operations, or financial condition resulting from a system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and our financial results. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability due to delays in the development of our product candidates and/or due to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.
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
We have obtained orphan designation for PBGENE-DMD for the treatment of DMD, and we may seek further orphan drug designation for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Even where we we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations.
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same approved indication or use within such disease or condition for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity with respect to the relevant indication or use or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan drug to meet the needs relating to the approved indication or use of patients with the disease or condition for which the drug was designated. Even if we or our collaborators or licensees obtain orphan drug designation for a product candidate, we or they may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Exclusive marketing rights in the United States may be limited if we or our collaborators or licensees seek approval for a disease or condition broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same indication or use within the same rare disease condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same indication or use within the relevant disease or condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care.
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
We have obtained a rare pediatric disease designation for PBGENE-DMD, however, there is no guarantee that FDA approval of PBGENE-DMD will result in issuance of a priority review voucher
In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.
We have obtained a rare pediatric disease designation for PBGENE-DMD for the treatment of DMD, however, there is no guarantee that we will be able to obtain a priority review voucher, even if PBGENE-DMD is approved by the FDA for this indication. For example, the FDA may determine that a BLA, even if ultimately approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:
•the product no longer meets the definition of a rare pediatric disease;
•the product contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in another marketing application;
•the application does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population;
•the application is approved for a different adult indication than the rare pediatric disease for which the product is designated
As of February 3, 2026, the Pediatric Disease Priority Review Voucher program was reauthorized in the Consolidated Appropriations Act of 2026. Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, provided the eligibility criteria are otherwise met, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate and that designation is granted by September 30, 2029.
A Fast Track Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive regulatory approval.
In April 2025, the FDA granted Fast Track designation to PBGENE-HBV for treatment of chronic hepatitis B infection in adults. Depending on the data from our preclinical and clinical studies, we may decide to seek such designation for some or all of our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. The FDA, however, has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that PBGENE-HBV or any other product candidate that may be granted Fast Track designation will receive regulatory approval in the U.S. Many product candidates that have received Fast Track Designation have ultimately failed to obtain approval.
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

Further, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial 10 drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.
More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.
The current Presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how such policies will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any products we commercialize and any additional product candidates we develop, if approved. As part of this strategy, the current Presidential administration has proposed imposing significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. In addition, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
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
On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and ATMPs as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA's ability to conduct routine activities. If a prolonged government shutdown occurs, or if policy changes, funding shortages or staffing limitations prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or such other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.
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
As of December 31, 2025, we had 68 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and we may not achieve profitability. As of December 31, 2025, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $340.2 million and $317.3 million, respectively. Our federal NOL carryforwards carry forward indefinitely. Our state NOL carryforwards begin to expire in 2027. In addition, as of year ended December 31, 2025, we have U.S. federal and state R&D tax credits of $22.5 million and an amount less than $0.1 million available to offset future U.S. federal and state income taxes, which begin to expire in 2029 and 2030, respectively. Additionally, for the year ended December 31, 2025, we had federal Orphan Drug credits of $13.5 million, which begin to expire in 2038.
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
As of December 31, 2025, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, Sections 382 and 383 of the Code limit a corporation’s ability to utilize its NOL carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State NOL carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. We have not yet determined if any prior change in the ownership of our equity or any change in such ownership in connection with our IPO, would trigger a Section 382 ownership change. It is possible that such a Section 382 ownership change has already occurred in prior periods. Furthermore, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders. As a result, our pre-2018 NOL carryforwards (and research tax credits) may expire prior to being used, and our NOL carryforwards and tax credits generated in 2018 and thereafter will be subject to a percentage limitation, upon an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Our Reliance on Third Parties
We have entered into significant arrangements with collaborators and expect to depend on collaborations with third parties for certain research, development and commercialization activities, and if any such collaborations are not successful, it may harm our business and prospects.
We have sought in the past, and anticipate that we will continue to seek in the future, third-party collaborators for the research, development and commercialization of certain product candidates and the research and development of certain technologies. For example, the iECURE agreement focuses on research and development of in vivo gene editing products that utilize or incorporate our ARCUS nucleases. Our potential collaborators for other product research and development arrangements likely include large and mid-size pharmaceutical and biotechnology companies, and our potential collaborators for other technology research and development arrangements likely include universities and other research institutions.
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
Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. If our collaborations do not result in the successful development and commercialization of product candidates or technologies, or if one of our collaborators terminates its agreement with us, we may not receive any future funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates or technologies could be delayed, and we may need additional resources to develop such product candidates or technologies. For example, we waived earned, but unpaid, milestone payments in connection with the termination of the development and commercial license agreement by and between Les Laboratoires Servier and Institut de Recherches Internationales, Servier (collectively “Servier”). Our failure to replace any of our terminated collaboration agreements or attract new collaborators may cause us to need to raise additional capital to pursue further development or commercialization of the applicable product candidates or technologies. These events could delay development programs, negatively impact the perception of our company in business and financial communities or cause us to have to cease development of the product candidate covered by the collaboration arrangement. Failure to develop or maintain relationships with any current collaborators could result in the loss of opportunity to work with that collaborator or reputational damage that could impact our relationships with other collaborators in the relatively small industry communities in which we operate. Moreover, all of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators. If the collaborative or strategic relationships we may enter into from time to time are not effective and successful, it may damage our reputation and business prospects, delay or prevent the development and commercialization of product candidates and inhibit or preclude our ability to realize any revenues.

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
Current or future collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. Additionally, we may be restricted under existing collaboration agreements from entering into future agreements on certain terms or for certain development activities with potential collaborators. For example, we have granted exclusive rights or options to iECURE for certain targets, and during the term of our collaboration and license agreements we will be restricted from granting rights to other parties to use our ARCUS technology to pursue potential products that address those targets. Similarly, our collaboration agreements have in the past and may in the future contain non-competition provisions that could limit our ability to enter into strategic collaborations with future collaborators.
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
As of December 31, 2025, we had cash, cash equivalents, and restricted cash of $137.2 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2025, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits, and we currently maintain and are required to maintain such deposits at the Banc of California pursuant to the 2024 Loan and Security Agreement. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
We are utilizing our cybersecurity risk management program as the basis for developing our overall enterprise risk management program, and our current cybersecurity risk management program involves a range of policies, procedures, and controls designed to safeguard our information assets. Key elements of our cybersecurity risk management program include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
•cybersecurity awareness training for our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors that have access to our critical systems and information.
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
Our management team, including our Vice President of Operations and Information Technology and Head of Information Technology, has 20+ years of experience in cybersecurity and data risk administration, governance and technical operations, information technology enterprise architecture, and information technology management.
The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity.

Item 2. Properties.
We currently occupy approximately 71,305 square feet of office and laboratory space, of which we have subleased approximately 18,000 square feet, at our corporate headquarters in Durham, North Carolina under a lease that expires in 2029.
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
Holders of Common Stock
As of March 5, 2026, there were approximately 30 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.
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
Unregistered Sale of Common Stock
On October 1, 2025, we issued 47,564 shares of our common stock to LifeSci Advisors, LLC (“LifeSci”) for compensatory purposes. The unregistered shares of our common stock were issued to LifeSci in exchange for investor relations services provided to us by LifeSci.
The issuance of the shares to LifeSci was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereunder.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our Financial Statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Precision” refer to Precision BioSciences, Inc.
A discussion regarding our financial condition, results of operations, and cash flows, including liquidity and capital resources, for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below.
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
Wholly-Owned Portfolio
PBGENE-HBV is our wholly owned in vivo gene editing program under investigation in a global first-in-human clinical trial, ELIMINATE-B, which is designed to be a potentially curative treatment for chronic Hepatitis B infection. In patients with chronic hepatitis B, cccDNA acts as the template to make new infectious viral particles. PBGENE-HBV is the only clinical stage program that targets the elimination of cccDNA, the sole source of viral replication, leading to sustained loss of HBV DNA and other downstream viral markers.
On November 10, 2025, we reported late-breaking Phase 1 data at AASLD The Liver Meeting® 2025 from the first three ELIMINATE-B cohorts, including nine patients across 22 total doses, demonstrating safety and tolerability across repeat administrations (at doses of 0.2 mg/kg, 0.4 mg/kg, and 0.8 mg/kg at eight week intervals) with no dose-limiting toxicities reported, and evidence of cumulative, dose-dependent antiviral activity and HBsAg declines. The presentation featured substantial viral marker reductions and paired biopsy data providing first evidence consistent with direct viral DNA gene editing.
As part of the ongoing assessment of the safety and efficacy profile of PBGENE-HBV after repeat doses in Part 1 dose finding, we have administered additional doses in Cohort 3 and in parallel commenced pre-planned additional cohorts to investigate a shorter dosing interval. Cohort 4 is investigating dosing at 0.4 mg/kg every 4 weeks and Cohort 5 is investigating dosing at 0.65 mg/kg every 4 weeks to evaluate the potential for an optimized therapeutic index. In addition, to mitigate acute infusion reactions common to LNP delivered therapies, such as transient hypotension and transient elevated liver enzymes, we continue to investigate prophylactic measures per protocol. These measures include intravenous fluids, steroids, antihistamines and infusion duration across dose levels and administrations. The goal during Part 1 of the study is to select the dose and schedule that achieves the desired therapeutic index to move to the expansion phase of the ELIMINATE-B trial.
PBGENE-HBV is the first in vivo gene editing approach to prospectively employ repeat administrations of LNP. To date, 13 participants have completed more than 30 administrations of PBGENE-HBV across five cohorts. Looking ahead, we expect additional clinical biomarker and biopsy data in the first half of 2026 and expect to have completed dosing in Cohorts 3, 4, and 5. This will inform selection of an optimal dosing regimen intended to support discontinuation of nucleos(t)ide analog treatment and progression into the Part 2 expansion phase of ELIMINATE-B. We expect to share further clinical data from the PBGENE-HBV programs at hepatitis-focused medical conferences throughout 2026.
PBGENE-DMD is our wholly-owned development program for the treatment of DMD. PBGENE-DMD is designed to potentially improve function for approximately 60% of patients afflicted with DMD by employing two complementary ARCUS nucleases delivered in a single AAV to excise exons 45-55 of the dystrophin gene. The aim of this approach is to restore a near-full length functional dystrophin protein within the body that more closely resembles normal dystrophin as opposed to synthetic, truncated microdystrophin approaches with minimal functional benefit.
In October 2025, we presented a late-breaking poster presentation at the 30th Annual International Congress of the World Muscle Society meeting, highlighting durable improvements in muscle function over time through increased dystrophin expression and dystrophin-positive cells for PBGENE-DMD. The data from a DMD mouse model demonstrated that dystrophin protein was detected in all muscles evaluated following the administration of PBGENE-DMD at doses up to 1x1014 vg/kg, with increased expression observed at 9 months versus prior timepoints in the quadriceps, gastrocnemius, heart, and diaphragm, resulting in substantial and sustained functional muscle improvement. An increase in dystrophin-positive muscle cells were observed in all muscles. The maximum force output was significantly improved over untreated DMD mice at 3-, 6- and 9-months post-treatment, highlighting expected durability of PBGENE-DMD outcomes. New preclinical study data supporting the potential long-term efficacy of PBGENE-DMD was presented in a poster session at the Muscular Dystrophy Association Clinical & Scientific Conference 2026 in March 2026.
In February 2026, we announced that we had received IND clearance from the FDA to advance PBGENE-DMD. IND clearance enables us to initiate IRB activities and clinical trial site activation for the FUNCTION-DMD Phase 1/2 clinical trial for PBGENE-DMD. The FUNCTION-DMD trial will include ambulatory DMD patients at highly specialized U.S clinical trial sites. Initial data from multiple patients is expected by year-end 2026, including safety and early efficacy assessment based on near full-length dystrophin protein expression from muscle biopsies.
PBGENE-3243 is a potential treatment for m.3243 associated mitochondrial disease that is designed to specifically target and eliminate mutant m.3243G mitochondrial DNA, thereby eliminating the root cause of the disease. We have paused development of PBGENE-3243 to prioritize our two lead programs, PBGENE-HBV and PBGENE-DMD.
Partnered In Vivo Gene Editing Program
In partnership with iECURE, an ARCUS-mediated gene insertion approach is being evaluated as a potentially curative treatment for neonatal onset OTC deficiency in the ongoing OTC-HOPE study. Recently, iECURE reached alignment with the FDA on the primary and key secondary efficacy endpoints, comparators and study size for the ongoing OTC-HOPE study which could support a Biologics License Application. In addition, ECUR-506 was granted FDA RMAT designation for neonatal onset OTC deficiency. The OTC-HOPE study is ongoing in the U.K., the U.S., Australia, and Spain. In January 2025, iECURE reported clinical results demonstrating complete clinical response in the first participant at the lowest dose level (1.3x1013 GC/kg) of ECUR-506, as defined by the study protocol. iECURE expects to release additional patient data from the ongoing OTC-HOPE trial in the first half of 2026.
Non-Core Ex Vivo Programs
Imugene continues development of azer-cel in diffuse large B-cell lymphoma and has received written guidance from the FDA regarding the registrational pathway for azer-cel. The guidance provided clear alignment with the FDA across key elements required to support advancement into a pivotal study, including dosing regimen, patient population, endpoints, and manufacturing readiness. On October 31, 2025, we received an $8.0 million milestone payment from Imugene, comprised of $3.0 million in cash and $5.0 million in Imugene stock.
Separately, azer-cel is being evaluated by TG Therapeutics (Nasdaq: TGTX) in a Phase 1 trial in progressive multiple sclerosis. In March 2026, we announced the achievement of a clinical milestone under its license agreement with TG Therapeutics. As a result, we have earned a cash payment of $7.5 million in proceeds, inclusive of $5.25 million cash and $2.25 million for the purchase of 201,504 shares of our common stock by TG Therapeutics at $11.17 per share. Anticipated 2026 events include presentation of preliminary Phase 1 azer-cel data in progressive multiple sclerosis in the second half of 2026 and commencement of additional exploratory studies in autoimmune diseases outside of multiple sclerosis.
Common Stock Offering
On November 10, 2025, we entered into an underwriting agreement relating to the issuance and sale of 10,815,000 shares of our common stock and accompanying one-half warrants to purchase up to 5,407,500 shares of our common stock at a combined price of $6.14 per share. Further, in lieu of common stock to certain investors, we issued pre-funded warrants to purchase up to 1,400,000 shares of our common stock and accompanying one-half warrants to purchase up to 700,000 shares of our common stock at a combined price of $6.139995 per share. Each whole warrant has a five-year term and an exercise price of $7.25 per share. The offering was made pursuant to a registration statement on Form S-3.

License and Collaboration Transactions
TG Therapeutics
Under the TG License Agreement, we received an upfront cash payment of $10.0 million (the “Upfront Payment”) and are entitled to receive an additional cash payment of $7.5 million as TG Therapeutics achieved a certain clinical milestone (the “Initial Milestone Payment”). We are entitled to additional payments upon the achievement of additional specified milestones of up to $288.6 million (the “Additional Milestone Payments”). As described below, up to $10.0 million of the cash payments received and potentially payable us are payable in exchange for the issuance (the “Company Stock Issuances”) to TG Subsidiary of shares of our common stock.
The Upfront Payment of $10.0 million was comprised of (i) a $5.25 million cash payment that was paid to us on February 5, 2024, (ii) a $2.25 million cash payment that was paid to us on February 5, 2024 in exchange for 97,360 shares of our common stock, based on a price per share equal to a 100% premium to the VWAP of our common stock for the 30 trading days prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million that was paid to us on January 6, 2025 in exchange for 220,712 shares of our common stock, based on a price per share equal to the greater of (A) 100% premium to the VWAP of our common stock for the 30 trading days prior to the date of payment or (B) the Minimum Price.
The Initial Milestone Payment of $7.5 million will consist of (i) a $5.25 million cash milestone payment and (ii) a $2.25 million cash payment in exchange for 201,504 shares of our common stock determined based on the Minimum Price.
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
In consideration for the Acquired Assets, Imugene US assumed certain liabilities, paid us $8.0 million in cash, and issued us convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13.0 million. The Imugene Convertible Note was a non-interest bearing and had a maturity date of the first anniversary of the Closing Date (the “Maturity Date”). On the Maturity Date, the Imugene Convertible Note was redeemed through the payment of $9.75 million in cash, and the remaining amount of the note was converted into ordinary shares of Imugene Limited. The ordinary shares of Imugene Limited were determined using a conversion price based on the 10 days volume weighted average price of Imugene Limited’s ordinary shares prior to the date of conversion.
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
In addition, under the License Agreement, we are eligible to receive milestone payments of up to an aggregate of $206.0 million for azer-cel, inclusive of an $8.0 million milestone payment from Imugene which we received in October 2025, including $3.0 million in cash and $5.0 million in Imugene stock. For azer-cel, we are eligible to receive double-digit royalties on net sales. For up to three additional research programs to be developed by Imugene, we are eligible for up to $145.0 million in milestone payments and, if licensed products are approved and sold, tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of such licensed products. In addition, we are eligible to receive mid-single digit percentage-based fees for certain change of control transactions involving Imugene and for partnering transactions involving a licensed product. Imugene’s obligation to pay royalties to us expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of 10 years following the first commercial sale of the respective licensed product.
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
We concluded the Imugene License Agreement represents functional intellectual property in accordance with ASC 606 given we do not expect to provide any additional services to Imugene outside of the right to use the licensed intellectual property. As of December 31, 2025 management has constrained all remaining variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. As a result of the milestone payment received in October 2025, $8.0 million of revenue was recognized under the Imugene License Agreement during the year ended December 31, 2025. There was no revenue recognized under the Imugene License Agreement during the year ended December 31, 2024.
Novartis Pharma AG
On June 14, 2022, we entered into the Novartis Agreement, which became effective on June 15, 2022 (the “Novartis Effective Date”), to collaborate to discover and develop in vivo gene editing products incorporating our custom ARCUS nucleases for the purpose of seeking to research and develop potential treatments for certain diseases, including sickle cell disease and beta thalassemia.
In July 2022, we received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date, Novartis made an equity investment in our common stock pursuant to a stock purchase agreement.

On October 31, 2025, we received written notice from Novartis of its termination of the Novartis Agreement. The notice informed us that Novartis was exercising its right to terminate the Novartis Agreement in its entirety without cause upon 90 days’ prior written notice to us. The termination was effective on January 30, 2026. Although we and Novartis have concluded work in the area of hemoglobinopathies, we and Novartis are continuing our research collaboration in other areas of undisclosed therapeutic focus.
During the years ended December 31, 2025 and 2024, we recognized revenue under the Novartis Agreement of $26.3 million and 6.4 million, respectively. During the year ended December 31, 2025, the deferred revenue balance related to the Novartis Agreement was reduced to 0.0 million. The deferred revenue balance related to the Novartis agreement as of December 31, 2024 was $26.3 million, of which $3.0 million was included in current liabilities within the balance sheets.
iECURE
We adjust the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the year ended December 31, 2025, we recorded a $2.5 million decrease in the carrying value of our iECURE equity to adjust to fair value. There was no change in the fair value of the iECURE equity during the year ended December 31, 2024.
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
Change in Equity Method Investment
Changes in fair value on our equity method investment represents changes in the investment value of our equity method investee, Elo Life Systems, Inc. (“Elo”).
Changes in Other Fair Value Adjustments
The change in fair value represents the assessed changes in assets and liabilities carried at fair value.
We adjust the carrying value of the ordinary shares issued from Imugene to its fair value each reporting period with any changes in fair value recorded to other income (expense). We adjust the carrying value of the iECURE investment under the iECURE Equity Agreement to its fair value each reporting period with any changes in fair value recorded to other (expense) income.
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the March 2024 Public Offering and November 2025 Public Offering.
Interest Expense
Interest expense consists of interest payments incurred and discount amortization on debt outstanding.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents and note receivable from Elo.

Loss on Disposal of Assets
Loss on disposal of assets represents the remaining net book value of disposed assets at the time of their disposal and impairment recognized on assets held for sale. This is offset by any proceeds received for assets when applicable.
Impairment Charges
Impairment charges represents the impairment of our intangible assets and long-term prepaid assets. An impairment loss is assessed when future undiscounted cash flows are less than the assets’ carrying value and is recognized when the carrying value of the asset exceeds fair value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.
Results of Operations
Comparison of the Years Ended December 31, 2025 and December 31, 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and December 31, 2024, together with the changes in those items:

	For the Years Ended December 31,
(in thousands)	2025	2024	Change
Revenue	$34,264	$68,696	$(34,432)
Operating expenses
Research and development	54,172	59,559	(5,387)
General and administrative	32,240	35,299	(3,059)
Total operating expenses	86,412	94,858	(8,446)
Operating loss	(52,148)	(26,162)	(25,986)
Other income (expense):
Loss from equity method investment	(5,284)	(1,084)	(4,200)
(Loss) gain on changes in other fair value adjustments	(2,666)	258	(2,924)
Gain on change in fair value of warrant liability	11,129	29,610	(18,481)
Interest expense	(1,422)	(1,782)	360
Interest income	4,239	6,763	(2,524)
Loss on disposal of assets	(421)	(436)	15
Impairment charges	(36)	—	(36)
Total other income	5,539	33,329	(27,790)
(Loss) income from continuing operations	$(46,609)	$7,167	$(53,776)
Gain from discontinued operations	885	—	885
Net (loss) income	$(45,724)	$7,167	$(52,891)
Revenue
Revenue for the year ended December 31, 2025 was $34.3 million, compared to $68.7 million for the year ended December 31, 2024. The decrease of $34.4 million in revenue during the year ended December 31, 2025 was primarily the result of $52.7 million of revenue recognized in the prior period related to the conclusion of our agreement with Prevail Therapeutics, which represented all remaining deferred revenue under that agreement. Additionally contributing to the decrease in revenue was $9.5 million of revenue recognized under the TG License Agreement and the Caribou Biosciences, Inc. license agreement in the prior year. Partially offsetting the decrease in revenue was a $19.9 million increase in revenue compared to the prior year under the Novartis Agreement as a result of the October 2025 conclusion of the Novartis Agreement and $8.0 million in revenue recognized under the Imugene License Agreement during the year ended December 31, 2025.

Research and Development Expenses

	For the Years Ended December 31,
(in thousands)	2025	2024	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	7,152	16,111	(8,959)
PBGENE-DMD external development costs	15,298	1,230	14,068
PBGENE-3243 external development costs	3,103	9,808	(6,705)
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	19,939	21,313	(1,374)
Laboratory supplies and services	1,798	2,621	(823)
CMOs and outsourced research and development	504	247	257
Facility-related costs, laboratory equipment, and maintenance	2,841	3,082	(241)
Depreciation and amortization	1,299	2,718	(1,419)
Licensing fees and other research and development costs	2,238	2,429	(191)
Total research and development expenses	$54,172	$59,559	$(5,387)
Research and development expenses for the year ended December 31, 2025 were $54.2 million, compared to $59.6 million for the year ended December 31, 2024. The decrease of $5.4 million was primarily due to a $15.7 million decrease in our direct expenses within the PBGENE-HBV and PBGENE-3243 programs along with a $3.8 million decrease in platform development and early-stage research expenses. These expense decreases were partially offset by a $14.1 million increase in our direct expenses within the PBGENE-DMD program.
The direct expense decrease of $9.0 million for PBGENE-HBV was due to lower manufacturing and toxicology expenses as the program transitioned to the clinic at the end of 2024. PBGENE-3243 also had a direct expense decrease of $6.7 million as we have pivoted to PBGENE-DMD. These decreases were offset by the $14.1 million increase in PBGENE-DMD development due to the program’s acceleration in 2025. Platform development and early-stage research expenses also decreased by $3.8 million in expense in the year ended December 31, 2025 compared to the year ended December 31, 2024. The primary factors for the decrease were $1.4 million decreases in each of employee-related costs and depreciation and amortization as well as a $0.8 million decrease in laboratory supplies and services expenses.
General and Administrative Expenses
General and administrative expenses were $32.2 million for the year ended December 31, 2025 compared to $35.3 million for the year ended December 31, 2024. The decrease of $3.1 million was primarily due to a $2.2 million decrease in employee-related expenses and consulting services. The remainder of the decrease is attributable to decreases in other miscellaneous operating expenses.
Loss from Equity Method Investment
Loss from equity method investment was $5.3 million during the year ended December 31, 2025 as a result of the carrying amount adjustment on the Note Receivable. Refer to Note 11, Elo Transaction, in the accompanying notes to the financial statements for further details. Loss from equity method investment was $1.1 million during the year ended December 31, 2024, which represented our proportionate share of Elo’s net loss for the period.
(Loss) Gain on Changes in Other Fair Value Adjustments
Loss on changes in fair value was $2.7 million for the year ended December 31, 2025, driven by changes in the fair value of the iECURE investment and Imugene ordinary shares issued during the period. Gain on changes in fair value was $0.3 million for the year ended December 31, 2024, primarily due to an increase in the fair value of the Imugene Convertible Note and prior Imugene ordinary share holdings.

Gain on Change in Fair Value of Warrant Liability
Gain from change in fair value of the warrant liability of $11.1 million for the year ended December 31, 2025 compared to a gain of $29.6 million for the year ended December 31, 2024, which represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 and November 2025 Public Offerings.
Interest Expense
Interest expense was $1.4 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively. The $0.4 million decrease in interest expense was the result of lower interest rates during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Interest Income
Interest income was $4.2 million during the year ended December 31, 2025 compared to $6.8 million during the year ended December 31, 2024. The $2.6 million decrease in interest income was the result of lower interest rates during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Loss on Disposal of Assets
Loss on disposal of assets was $0.4 million during each of the years ended December 31, 2025 and 2024.
Impairment Charges
Impairment charges for intangible assets were less than $0.1 million during the year ended December 31, 2025. There were no impairment charges for intangible assets during the year ended December 31, 2024.
Income Taxes
Since our inception in 2006, we have generated cumulative federal and state NOL and R&D credit carryforwards for which we have not recorded any net tax benefit due to the uncertainty around utilizing these tax attributes within their respective carryforward periods. As of December 31, 2025, we had federal and state NOL carryforwards of $340.2 million and $317.3 million respectively, which may be available to offset future taxable income. The U.S. federal NOLs carryforward indefinitely. The state NOL carryforwards begin to expire in 2027. As of December 31, 2025, we also had federal and state R&D tax credits of $22.5 million and an amount less than $0.1 million, which begin to expire in 2029 and 2030, respectively. As of December 31, 2025, we had federal Orphan Drug credits of $13.5 million which begin to expire in 2038. As of December 31, 2025, we also have federal contribution carryforwards of $0.1 million, which begin to expire in 2026.
Liquidity and Capital Resources
Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.
We have incurred significant operating losses since our inception and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of December 31, 2025, we had an accumulated deficit of $528.2 million.
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
As of December 31, 2025, we had cash and cash equivalents of $110.8 million and $26.3 million in restricted cash under the 2024 Term Loan and compensatory arrangements with certain of our officers, respectively. Refer to Note 14, Commitments and Contingencies, in the accompanying notes to the financial statements for more information on these compensatory arrangements. Pursuant to our July 31, 2024 amended and restated loan and security agreement with Banc of California (the “2024 Loan and Security Agreement”), we are not entitled to borrow any additional amounts under the 2024 Term Loan and are required to maintain an aggregate balance in a cash security account with Banc of California (the “Cash Security Account”) at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.
As described in Part I. Item 1A. “Risk Factors,” we believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, inclusive of the expected azer-cel milestone proceeds, continued fiscal and operating discipline, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of current global macroeconomic conditions. If we are unable to obtain sufficient financing on a timely basis or on favorable terms, we may be required to significantly delay, alter reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy, or capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.
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
Cash Flows
Our cash, cash equivalents, and restricted cash totaled $137.2 million and $108.5 million as of December 31, 2025, and 2024, respectively.
The following table summarizes our sources and uses of cash for the periods presented:

	For the Years Ended December 31,
(in thousands)	2025	2024	Change
Components of cash used in operating activities:
Net (loss) income	$(45,724)	$7,167	$(52,891)
Non-cash adjustments	9,125	(11,613)	20,738
Changes in operating assets and liabilities	(29,244)	(53,999)	24,755
Net cash used in operating activities	$(65,843)	$(58,445)	$(7,398)
Net cash used in investing activities	(634)	(215)	(419)
Net cash provided by financing activities	95,162	50,450	44,712
Increase (decrease) in cash, cash equivalents and restricted cash	$28,685	$(8,210)	$36,895

Cash Used in Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs.
Cash used in operating activities during the year ended December 31, 2025 was $65.8 million, compared to $58.4 million during the year ended December 31, 2024. The $7.4 million increase in cash used in operating activities was primarily driven by a $52.9 million decrease in net income, partially offset by increases of $20.7 million in non-cash adjustments and $24.8 million in changes in operating assets and liabilities.
The increase in non-cash adjustments was primarily driven by the net change in fair value of warrants year over year as a result of the new warrants issued in the November 2025 Public Offering. Also contributing to the increase in non-cash adjustments year over year was the loss from the equity investment in Elo and the change in fair value of the iECURE investment in the year ended December 31, 2025.
The change in cash used in operating assets and liabilities was primarily driven by the net changes of deferred revenue as a result of the conclusion of Novartis collaboration in the year ended December 31, 2025 and the conclusion of the Prevail collaboration in the year ended December 31, 2024.
Cash Used in Investing Activities
Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the year ended December 31, 2025 was $0.6 million, compared to $0.2 million in the year ended December 31, 2024. The increase in cash used in investing activities was primarily the result of a $0.6 million increase in intangible asset purchases during the year ended December 31, 2025, partially offset by a $0.2 million decrease in property, equipment, and software purchases between the comparison periods.
Cash Provided by Financing Activities
Net cash provided by financing activities during the year ended December 31, 2025 was $95.2 million, compared to $50.5 million during the year ended December 31, 2024. The $44.7 million increase in cash provided by financing activities during the year ended December 31, 2025 was primarily due to a $33.0 million increase in net proceeds from the underwritten offerings of common stock and warrants in the year ended December 31, 2025 as compared to the year ended December 31, 2024. Additionally contributing to the increase was an $11.6 million increase in net proceeds from the issuance of common stock through the ATM facility between the comparison periods.
Debt Obligations
Under the terms of the 2024 Loan and Security Agreement, we granted Banc of California a security interest in a cash security account at Banc of California (the “Cash Security Account”), and Banc of California agreed to terminate all other security interests it had in our assets. We are required to maintain an aggregate unencumbered balance in the Cash Security Account at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding. As of December 31, 2025, the outstanding principal balance on the 2024 Term Loan was $22.5 million, the stated interest rate was 5.25% and the effective interest rate was 5.62%.
Funding Requirements
We will continue to have funding requirements in connection with the continuation of our research and development efforts, potential IND and CTA submissions, potential clinical trials, and expected growth in our in vivo portfolios.
We believe that, as of the date of this Annual Report on Form 10-K, existing cash and cash equivalents, inclusive of the expected azer-cel milestone proceeds, continued fiscal and operating discipline, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. We expect our cash runway to be sufficient to fund PBGENE-HBV and PBGENE-DMD data milestones through 2028. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
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
Common Stock Offering
In November 2025, we entered into an underwriting agreement relating to the offering, issuance and sale of an aggregate of 10,815,000 shares of our common stock and accompanying one-half warrants to purchase up to an aggregate of 5,407,500 shares of our common stock at a combined offering price of $6.14 per share. Additionally, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 1,400,000 shares of common stock and accompanying one-half warrants to purchase up to 700,000 shares of common stock at a combined offering price of $6.13995. Each whole warrant has a five year term and an exercise price of $7.25 per share. The offering was made pursuant to a registration statement on Form S-3. Gross proceeds from the transaction were $75.0 million before deducting underwriting discounts and commissions and offering expenses of approximately $5.0 million. We intend to use the net proceeds of the offering to fund ongoing and planned research and development, and for working capital and other general corporate purposes.
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
The Company does not have any material capital expenditure commitments at December 31, 2025.

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
Revenue related to performance obligations satisfied over time could be materially impacted as a result of changes in the estimated research effort to satisfy performance obligations or changes in the transaction price related to variable consideration. For example, in in the year ended December 31, 2025, we did not record any cumulative catch-up adjustments on contracts.
Warrant Liability
The warrants issued in the March 2024 Public Offering as well as the warrants issued in the November 2025 Public Offering were recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognized the warrant instruments as liabilities at fair value and will remeasure the instruments to fair value at each balance sheet date, with changes in fair value recognized in our statements of operations, until exercised or expiration. The fair value of the warrants were initially estimated using a Black-Scholes option pricing model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to make certain estimates and judgments in our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Actual costs incurred could differ materially from estimates. Examples of estimated accrued research and development expenses include fees paid to the following:
•third parties in connection with performing research and development activities, conducting preclinical studies and clinical trials on our behalf;
•vendors in connection with preclinical development activities; and
•CMOs and other vendors in connection with product manufacturing and development and distribution of preclinical supplies.
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
Recent Accounting Pronouncements
Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the accompanying notes to the financial statements for a discussion of recent accounting pronouncements and new accounting pronouncements adopted during 2025.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and restricted cash which are denominated in U.S. dollars. We had cash, cash equivalents, and restricted cash of $137.2 million, or 89% of our total assets, on December 31, 2025 and $108.5 million, or 80% of our total assets, on December 31, 2024. Interest income earned on our assets was 4.2 million and 6.8 million for the years ended December 31, 2025 and December 31, 2024, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our financial statements. A hypothetical 10% change in existing interest rates would not have had a material impact on the value of our cash and cash equivalents as of December 31, 2025.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management’s annual report on internal control over financial reporting
Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer a non-accelerated filer within the meaning of the Exchange Act.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS
The following information with respect to our board of directors and executive officers is presented as of March 12, 2026:

Name	Age	Position at Precision BioSciences, Inc.	Principal Employment
Executive Officers
Michael Amoroso	48	President, Chief Executive Officer and Director	Same
John Alexander Kelly	59	Chief Financial Officer	Same
Dario Scimeca	51	General Counsel and Secretary	Same
Jeff Smith, Ph.D.	52	Chief Research Officer	Same
Non-Employee Directors
Kevin Buehler	68	Chair of the Board and Director	Former Division Head of Alcon Laboratories, Inc. a division of Novartis AG
Melinda Brown	69	Director	Former Senior Vice President and Controller of Tapestry, Inc.
Stanley Frankel, M.D.	67	Director	Former Chief Medical Officer of Cytovia Therapeutics, Inc.
Geno Germano	65	Director	Former President, Chief Executive Officer and Director of Elucida Oncology, Inc.
Shari Lisa Piré, J.D.	61	Director	Chief Legal & Sustainability Officer at Plume Design, Inc.
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
The remaining information required by this item will be included in our definitive proxy statement (“2026 Proxy Statement”) to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1)Financial Statements
The following documents are included on pages F-1 through F-36 attached hereto and are filed as part of this Annual Report on Form 10-K.
(a)(2)Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3)Exhibits
The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1††	Asset Purchase Agreement, dated as of August 15, 2023, by and among Precision BioSciences, Inc., Imugene (USA) Inc. and Imugene Limited.	8-K/A	001‑38841	2.1	8/21/2023

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8‑K	001-38841	3.1	4/1/2019

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	2/13/2024

3.3	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001‑38841	3.1	12/22/2023

4.1	Specimen Common Stock Certificate.	S‑1/A	333‑230034	4.1	3/18/2019

4.2	Form of Warrant.	8-K	001-38841	4.1	3/1/2024

4.3	Form of Warrant.	8-K	001-38841	4.1	11/12/2025

4.4	Form of Pre-Funded Warrant.	8-K	001-38841	4.2	11/12/2025

4.5	Form of Indenture	S-3	333-292478	4.3	12/30/2025

4.6	Description of Registrant’s Securities.					*

10.1	Amended and Restated Loan and Security Agreement, entered into as of July 31, 2024, by and between Banc of California and Precision BioSciences, Inc.	10-Q	001-38841	10.7	8/1/2024

10.2†††	License Agreement, dated January 7, 2024, by and among TG Therapeutics, Inc., TG Cell Therapy, Inc. and Precision BioSciences, Inc.	10-K	001-38841	10.2	3/27/2024

10.3†††	License Agreement, effective as of August 15, 2023 by and between Precision BioSciences, Inc. and Imugene (USA) Inc.	8-K/A	001-38841	10.1	8/21/2023

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4†††	Program Purchase Agreement, dated April 9, 2021, by and among Les Laboratoires Servier, Institut de Recherches Internationales Servier, and Precision BioSciences, Inc.	10-Q	001-38841	10.1	5/13/2021

10.5†††	Collaboration and License Agreement, dated June 14, 2022, by and between Precision BioSciences, Inc. and Novartis Pharma AG.	8-K	001-38841	10.1	6/21/2022

10.6†	License Agreement, dated April 17, 2006, as amended, by and between Duke University and Precision BioSciences, Inc.	S‑1	333‑230034	10.2	3/1/2019

10.7†	Patent Cross‑License Agreement, dated January 23, 2014, by and between Cellectis SA and Precision BioSciences, Inc.	S‑1	333‑230034	10.3	3/1/2019

10.8	Lease Agreement, dated April 5, 2010, as amended, by and between Precision BioSciences, Inc. and Venable Tenant, LLC.	10-K	001-38841	10.12	3/27/2024

10.9#	2006 Stock Incentive Plan, as amended, and form of award agreements thereunder.	S‑1	333‑230034	10.8	3/1/2019

10.10#	2015 Stock Incentive Plan, as amended, and form of award agreements thereunder.	S‑1	333‑230034	10.9	3/1/2019

10.11#	2019 Incentive Award Plan (As Amended and Restated Effective June 4, 2024) and forms of award agreements thereunder.	S-8	001-280618	99.1	7/1/2024

10.12#	2019 Employee Stock Purchase Plan.	S‑1/A	333‑230034	10.11	3/18/2019

10.13#	2021 Employment Inducement Incentive Award Plan and forms of award agreements thereunder.	S-8	333-292477	99.2	12/30/2025

10.14#	Amendment, effective as of August 22, 2022, to the 2021 Employment Inducement Incentive Award Plan.	S-8	333-267079	99.4	8/26/2022

10.15#	Amendment, effective as of June 4, 2024, to the 2021 Employment Inducement Incentive Award Plan.	S-8	333-280618	99.4	7/1/2024

10.16#	Executive Employment Agreement, dated August 26, 2025, by and between Michael Amoroso and Precision BioSciences, Inc.					*

10.17#	Executive Employment Agreement, dated August 26, 2025, by and between Alex Kelly and Precision BioSciences, Inc.					*

10.18#	Executive Employment Agreement, dated August 26, 2025, by and between Dario Scimeca and Precision BioSciences, Inc.					*

10.19#	Executive Employment Agreement, dated August 26, 2025, by and between Jeff Smith and Precision BioSciences, Inc.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20#	Form of Indemnification Agreement between Precision BioSciences, Inc. and its directors and officers.	S‑1A	333‑230034	10.17	3/18/2019

10.21#	Non‑Employee Director Compensation Plan (as amended).	10-Q	001-38841	10.1	5/9/2023

10.22#	Consulting Agreement between Precision BioSciences, Inc. and Dr. Alan List, dated September 13, 2024	10-Q	001-38841	10.1	11/4/2024

10.23#	Consulting Agreement, dated June 23, 2025 by and between Stanley R. Frankel and Precision BioSciences, Inc.	10-Q	001-38841	10.5	11/3/2025

19.1	Precision BioSciences, Inc. Insider Trading Compliance Policy	10-K	001-38841	19.1	3/27/2024

21.1	Subsidiaries of Precision BioSciences, Inc.					*

23.1	Consent of Deloitte & Touche LLP.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97	Clawback policy	10-K	001-38841	97	3/27/2024

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
___________________________________________________________________________
*Filed herewith
**Furnished herewith
†Confidential treatment of certain provisions has been granted by the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
††Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.
†††Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#Denotes a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Precision BioSciences, Inc.

Date: March 12, 2026	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: March 12, 2026	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Amoroso	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2026
Michael Amoroso

/s/ John Alexander Kelly	Chief Financial Officer (principal financial and accounting officer)	March 12, 2026
John Alexander Kelly

/s/ Kevin Buehler	Chair of the Board and Director	March 12, 2026
Kevin Buehler

/s/ Melinda Brown	Director	March 12, 2026
Melinda Brown

/s/ Stanley Frankel, M.D.	Director	March 12, 2026
Stanley Frankel, M.D.

/s/ Geno Germano	Director	March 12, 2026
Geno Germano

/s/ Shari Lisa Piré	Director	March 12, 2026
Shari Lisa Piré

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Precision BioSciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Precision BioSciences, Inc. (the "Company") as of December 31, 2025 and 2024, the related statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. Liability-classified warrants are recorded at their fair value and are subject to subsequent remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. On November 10, 2025, the Company entered into an underwriting agreement relating to the issuance and sale of 10,815,000 shares of its common stock and accompanying one-half warrants to purchase up to 5,407,500 shares of its common stock at a combined price of $6.14 per share. In lieu of common stock to certain investors, the Company issued pre-funded warrants to purchase up to 1,400,000 shares of its common stock and accompanying one-half warrants to purchase up to 700,000 shares of its common stock at a combined price of $6.139995 per share. As of December 31, 2025, warrants representing 2,500,000 shares of common stock issued in the March 2024 Public Offering and warrants representing 6,107,500 shares of common stock issued in the November 2025 Public Offering were outstanding. The warrants do not meet all the requirements for equity classification under ASC 815, Derivatives and

Hedging, and therefore they are accounted for as a warrant liability at fair value on the Company’s consolidated balance sheet.
The Company uses the Black-Scholes option pricing model (“Black-Scholes model”) to determine the fair value of the warrants. Estimates and assumptions affecting the fair value measurement as of December 31, 2025, include the risk-free interest rate, the expected volatility of common stock, the fair value per share of the underlying shares of common stock, the expected term of the warrants, and a zero-dividend yield. The most significant assumption impacting the fair value of the warrants is the expected volatility of common stock, which the Company based primarily on the blended equity volatilities of the Company and comparable public companies, which were selected based on the similarity of their operations to those of the Company as well as their tenure as a public company. As of December 31, 2025, the warrant liability was $15.7 million, and the change in fair value recognized in the statement of operations for the year ended December 31, 2025, was a gain of $11.1 million included in other income.
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
•We evaluated the adequacy of management’s accounting assessment and their conclusion to classify warrants as a liability considering ASC 815 and ASC 480, Distinguishing Liabilities from Equity.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the fair value measurement of the warrant liability, as follows:
◦Evaluated management’s selection of the Black-Scholes model to determine the fair value measurements of the warrant liability.
◦Evaluated the incorporation of the applicable estimates and assumptions into the Black-Scholes model and risk-free interest rate as well as testing the model’s mathematical accuracy.
◦Tested the underlying source information used by management in making the estimates and assumptions, including the selection of the comparable public companies used in the expected volatility of the common stock.
◦Developed an independent estimate and compared our estimate to that used by management.
◦We evaluated the presentation of the warrants in the financial statements and the related fair value measurement footnote disclosure.

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
March 12, 2026
We have served as the Company’s auditor since 2017.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PRECISION BIOSCIENCES, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$110,823	$85,899
Accounts receivable	—	229
Marketable securities	4,762	413
Prepaid expenses	3,110	6,441
Assets held for sale	—	169
Contract asset	—	1,469
Other current assets	45	369
Total current assets	118,740	94,989
Restricted cash	26,330	22,569
Property, equipment, and software—net	1,425	3,089
Intangible assets—net	1,166	622
Right-of-use assets—net	5,805	7,090
Investment in equity securities	744	3,206
Note receivable—net	—	4,602
Other assets	206	221
Total assets	$154,416	$136,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$296	$1,312
Accrued compensation	4,747	5,182
Accrued research and development expenses	1,714	2,016
Deferred revenue	—	2,957
Lease liabilities	1,507	1,320
Other current liabilities	649	989
Current liabilities of discontinued operations	—	1,204
Total current liabilities	8,913	14,980
Loan payable	22,404	22,321
Deferred revenue	—	23,300
Lease liabilities	4,897	6,404
Warrant liability	15,695	2,796
Contract liabilities	10,000	10,000
Other noncurrent liabilities	259	194
Total liabilities	62,168	79,995
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 24,115,346 shares issued and 24,088,425 shares outstanding as of December 31, 2025; 8,229,730 shares issued and 8,202,715 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	621,387	539,808
Accumulated deficit	(528,188)	(482,464)
Treasury stock	(952)	(952)
Total stockholders’ equity	92,248	56,393
Total liabilities and stockholders’ equity	$154,416	$136,388
See notes to financial statements

PRECISION BIOSCIENCES, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2025	2024
Revenue	$34,264	$68,696
Operating expenses
Research and development	54,172	59,559
General and administrative	32,240	35,299
Total operating expenses	86,412	94,858
Operating loss	(52,148)	(26,162)
Other income (expense):
Loss from equity method investment	(5,284)	(1,084)
(Loss) gain on changes in other fair value adjustments	(2,666)	258
Gain on change in fair value of warrant liability	11,129	29,610
Interest expense	(1,422)	(1,782)
Interest income	4,239	6,763
Loss on disposal of assets	(421)	(436)
Impairment charges	(36)	—
Total other income	5,539	33,329
(Loss) income from continuing operations	$(46,609)	$7,167
Gain from discontinued operations	885	$—
Net (loss) income	$(45,724)	$7,167

Net (loss) income per share
Basic	$(3.56)	$1.05
Diluted	$(3.56)	$1.04

Weighted-average shares of common stock outstanding
Basic	12,826,078	6,832,982
Diluted	12,826,078	6,883,911
See notes to financial statements

PRECISION BIOSCIENCES, INC.
STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance- December 31, 2023	4,191,053	1	$509,443	$(489,631)	$(952)	$18,861
Issuance of common stock under employee stock purchase plan	23,831	—	249	—	—	249
Share-based compensation expense	—	—	12,604	—	—	12,604
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance costs	2,500,000	—	4,610	—	—	4,610
Proceeds from issuance of common stock to collaboration partners and licensees	97,360	—	905	—	—	905
Proceeds from issuance of common stock through ATM facility, net of issuance cost	1,290,354	—	11,697	—	—	11,697
Proceeds from issuance of common stock, net of issuance cost	25,000	—	300	—	—	300
Restricted stock units vested	102,132	—	—	—	—	—
Net income	—	—	—	7,167	—	7,167
Balance- December 31, 2024	8,229,730	$1	$539,808	$(482,464)	$(952)	$56,393
Issuance of common stock under employee stock purchase plan	49,744	—	218	—	—	218
Share-based compensation expense	—	—	10,186	—	—	10,186
Proceeds from issuance of common stock and warrants through underwritten offering, net of issuance costs	10,815,000	—	45,952	—	—	45,952
Proceeds from issuance of common stock to collaboration partners and licensees	220,712	—	1,031	—	—	1,031
Proceeds from issuance of common stock through ATM facility, net of issuance cost	4,364,467	—	23,933	—	—	23,933
Proceeds from issuance of common stock, net of issuance cost	47,564	—	259	—	—	259
Restricted stock units vested	388,129	—	—	—	—	—
Net loss	—	—	—	(45,724)	—	(45,724)
Balance- December 31, 2025	24,115,346	$1	$621,387	$(528,188)	$(952)	$92,248
See notes to financial statements

PRECISION BIOSCIENCES, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(45,724)	$7,167
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,468	3,404
Share-based compensation	10,186	12,604
Impairment charges	36	—
(Gain) loss on disposal of assets	421	436
Issuance of common stock in exchange for services	259	—
Non-cash interest expense	186	249
Amortization of right-of-use assets	1,285	1,173
Loss (gain) on changes in other fair value adjustments	2,666	(258)
Loss from equity method investment	5,284	1,084
Gain from disposal of business	(855)	—
Amortization of discount on note receivable	(682)	(695)
Gain on change in fair value of warrant liability	(11,129)	(29,610)
Changes in operating assets and liabilities:
Prepaid expenses	3,331	(464)
Marketable securities	(4,536)	1,990
Convertible note receivable	—	9,750
Accounts receivable	229	672
Contract asset	1,469	(1,469)
Other assets and other current assets	339	(262)
Accounts payable	(737)	(2,096)
Other liabilities and other current liabilities	(1,762)	(2,128)
Deferred revenue	(26,257)	(58,860)
Lease liabilities	(1,320)	(1,132)
Net cash used in operating activities	(65,843)	(58,445)
Cash flows from investing activities:
Purchases of property, equipment and software	(85)	(250)
Purchases of intangibles assets	(615)	(25)
Proceeds from sale of equipment	66	60
Net cash used in investing activities	(634)	(215)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	218	249
Proceeds from offering of common stock and warrants through underwritten offering, net of issuance costs	69,980	37,025
Proceeds from issuance of common stock through ATM facility, net of issuance cost	23,933	12,308
Proceeds from offering of common stock to collaboration partners and licensees	1,031	905
Repayment of revolving credit facility	—	(22,505)
Borrowings from term loan debt facility, net of issuance costs paid to lender	—	22,468
Net cash provided by financing activities	95,162	50,450
Net increase (decrease) in cash, cash equivalents and restricted cash	28,685	(8,210)
Cash, cash equivalents, and restricted cash—beginning of period	108,468	116,678
Cash, cash equivalents, and restricted cash —end of period	$137,153	$108,468
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$110,823	$85,899
Restricted cash	$26,330	$22,569
Total of cash, cash equivalents and restricted cash	$137,153	$108,468
Supplemental disclosures of noncash financing and investing activities:
Property, equipment and software additions included in accounts payable, accrued expenses and other current liabilities	$—	$48
Intangible asset additions included in accounts payable and accrued expenses and other current liabilities	$300	$250
Cash paid for interest	$1,355	$1,738
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

Summary of Significant Accounting Policies
Cash and Cash Equivalents
As of December 31, 2025 and December 31, 2024, the Company held cash equivalents which are composed of money market funds.
Restricted Cash
Restricted cash includes a cash security account with Banc of California pursuant to the 2024 Loan and Security Agreement (as defined in Note 12, Debt, below) and the escrow account pursuant to the amended employment agreements (as described in Note 14, Commitments and Contingencies, below). Both of these balances are classified as long-term on the Company’s balance sheets as the maturity date under the 2024 Loan and Security Agreement is June 30, 2027 and the escrow account balance will be held in perpetuity in accordance with the employment agreements. As of December 31, 2025, the Company had a restricted cash balance of $26.3 million. The restricted cash balance as of December 31, 2024 was $22.6 million.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and receivables. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company may maintain cash deposits in financial institutions in excess of government insured limits. The Company regularly invests excess cash deposits in money market funds and repurchase agreements. The Company believes that the credit risk arising from the holdings of these financial instruments is mitigated by the fact that these securities are of short duration, government backed and of high credit rating. The Company has not experienced any losses on cash and cash equivalents to date.
Revenue from Novartis Pharma AG (“Novartis”) and Imugene (defined below) accounted for 77% and 23% of revenue during the year ended December 31, 2025, respectively. Revenue from Prevail Therapeutics, Inc. (“Prevail”) and TG Therapeutics (as defined below) accounted for 77% and 12% of revenue during the year ended December 31, 2024, respectively.
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
Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. ASC 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from our independent sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:
•Level 1 - Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities
•Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly
•Level 3 - Unobservable inputs for which there is little or no market date, which require the Company to develop its own assumptions
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Investments in Equity Securities
The Company carries investments in equity securities for which it does not possess the ability to exercise significant influence or control at fair value in the balance sheets and records changes in fair value in the statements of operations as a component of other income or expense.
As of December 31, 2025, the Company held common stock in iECURE (defined below) with a fair value of $0.7 million. The fair value of the iECURE investment as of December 31, 2024 was $3.2 million.
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
The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For the year ended December 31, 2025, the Company did not record a cumulative catch up adjustment on its contracts with partners. During the year ended December 31, 2025, the Company recorded $26.3 million in revenue that was included in deferred revenue as of December 31, 2024.
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
Discontinued Operations
The Company determined that its decision to no longer internally develop ex vivo allogeneic chimeric antigen receptor (“CAR T”) immunotherapies and related sale of its CAR T infrastructure to Imugene met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations. Accordingly, the accompanying financial statements for all periods have been updated to present the assets and liabilities associated with the development of ex vivo allogeneic CAR T immunotherapies separately as discontinued operations on the balance sheets and the results of all discontinued operations are reported as a separate component in the statements of operations. The accompanying financial statements are generally presented in conformity with the Company’s historical format.
For additional information related to discontinued operations, refer to Note 6, Discontinued Operations.
Comprehensive (Loss) Income
Comprehensive income (loss) includes net (loss) income as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2025 and December 31, 2024, there were no differences between net (loss) income and comprehensive (loss) income in the accompanying statements of operations.
Net (Loss) Income per Share
Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock.
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

Warrant Liability
As of December 31, 2025, warrants representing 2,500,000 shares of common stock issued in the March 2024 Public Offering and warrants representing 6,107,500 shares of common stock issued in the November 2025 Public Offering were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company’s stock price, risk-free rate, and volatility. See Note 13, Warrants for more information.
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
Accounting Standards Updates
Recently Adopted Accounting Standards
In December 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes. Upon adoption, companies will be required to disclose additional specified categories in the rate reconciliation. Companies will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard is effective for annual periods beginning after December 15, 2024, and can be applied either prospectively or retrospectively. The Company adopted ASU 2023-09 as of the required effective date and applied the guidance retrospectively to all periods presented. The adoption did not have a material impact on the financial statements. Refer to our income taxes disclosure in Note 15, Income Taxes for more information.
Recently Issued Accounting Standards
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
Under the TG License Agreement, the Company received an upfront cash payment of $10.0 million (the “Upfront Payment”) and is entitled to receive an additional cash payment of $7.5 million from TG Therapeutics following the achievement of a clinical milestone (the “Initial Milestone Payment”). In addition, the Company is entitled to additional payments upon the achievement of additional specified milestones of up to $288.6 million (the “Additional Milestone Payments”). As described below, up to $10.0 million of the cash payments received and potentially payable to the Company are payable in exchange for the issuance (the “Company Stock Issuances”) to TG Subsidiary of shares of the Company’s common stock.
The Upfront Payment of $10.0 million was comprised of (i) a $5.25 million cash payment that was paid to the Company on February 5, 2024, (ii) a $2.25 million cash payment that was paid to the Company on February 5, 2024 in exchange for 97,360 shares of the Company’s common stock, based on a price per share equal to a 100% premium to the VWAP of the Company’s common stock for the 30 days trading prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million that was paid to the Company on January 6, 2025 in exchange for 220,712 shares of the Company’s common stock, based on a price per share equal to the greater of (A) 100% premium to the VWAP of the Company’s common stock for the 30 days trading prior to the date of payment or (B) a minimum price of $11.1660 determined in accordance with Nasdaq Listing Rule 5635(d) (the “Minimum Price”).
The Initial Milestone Payment of $7.5 million will consist of (i) a $5.25 million cash milestone payment and (ii) a $2.25 million cash payment in exchange for 201,504 shares of the Company’s common stock determined based on the Minimum Price.
The Additional Milestone Payments become due upon the achievement of certain milestones as specified in the TG License Agreement. Included within the Additional Milestone Payments is a potential payment of $3.0 million in connection with achievement of a milestone specified in the TG License Agreement, payable in exchange for such number of shares of the Company’s common stock determined based on a price per share equal to the greater of (A) 100% premium to the VWAP of the Company’s common stock for the 30 days trading prior to the achievement of such milestone or (B) the Minimum Price.
Subject to the terms and conditions of the TG License Agreement, TG Therapeutics is permitted to pay up to 50% of the value of each Additional Milestone Payment (other than the Additional Milestone Payment described above that would, upon achievement, involve the issuance of $3.0 million of Shares by Precision) in freely tradable shares of common stock of TG Parent, valued based on the VWAP of the TG Parent shares of common stock on Nasdaq for the 30 days trading prior to the achievement of the applicable milestone.
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
In consideration for the Acquired Assets, Imugene US assumed certain liabilities, paid the Company $8.0 million in cash, and issued the Company convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13.0 million. The Imugene Convertible Note was non-interest bearing and had a maturity date of the first anniversary of the Closing Date (the “Maturity Date”). On the Maturity Date, the Imugene Convertible Note was redeemed through the payment of $9.75 million in cash and the remaining amount of the note was converted into ordinary shares of Imugene Limited. The ordinary shares of Imugene Limited were determined using a conversion price based on the 10 days volume weighted average price of Imugene Limited’s ordinary shares prior to the date of conversion.
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
In addition, under the License Agreement, the Company is eligible to receive milestone payments of up to an aggregate of $206.0 million for azer-cel, inclusive of an $8.0 million milestone payment from Imugene, which the Company received in October 2025, including $3.0 million in cash and $5.0 million in Imugene stock. For azer-cel, the Company is eligible to receive double-digit royalties on net sales. For up to three additional research programs to be developed by Imugene, the Company is eligible for up to $145.0 million in milestone payments and, if licensed products are approved and sold, tiered royalties ranging from the mid-single digit to low-double digit percentages on net sales of such licensed products. In addition, the Company is eligible to receive mid-single digit percentage-based fees for certain change of control transactions involving Imugene and for partnering transactions involving a licensed product. Imugene’s obligation to pay royalties to the Company expires on a country-by-country and licensed product-by-licensed product basis, upon the latest to occur of certain events related to expiration of patents, regulatory exclusivity or a period of 10 years following the first commercial sale of the respective licensed product.
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

The Company concluded the Imugene License Agreement represents functional intellectual property in accordance with ASC 606 given the Company does not expect to provide any additional services to Imugene outside of the right to use the licensed intellectual property. As of December 31, 2025 management has constrained all remaining variable consideration related to milestone payments in the Imugene License Agreement given the level of uncertainty associated with achievement of the milestone payments. As a result of the milestone payment received in October 2025, $8.0 million of revenue was recognized under the Imugene License Agreement during the year ended December 31, 2025. There was no revenue recognized under the Imugene License Agreement during the year ended December 31, 2024.
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
In July 2022, the Company received a $50.0 million upfront cash payment under the Novartis Agreement. Additionally, on the Novartis Effective Date, Novartis made an equity investment in the Company’s common stock pursuant to a stock purchase agreement (the “Novartis Stock Purchase Agreement”) pursuant to which, on the Novartis Effective Date, the Company issued and sold to Novartis 413,581 shares of its common stock (the “Novartis Shares”) in a private placement transaction for an aggregate purchase price of $25.0 million, or approximately $60.30 per share. The price per share of the Company’s common stock under the Novartis Stock Purchase Agreement represented a 20% premium over the volume-weighted-average-price of the Company’s common stock over the ten days trading preceding the execution date of the Novartis Stock Purchase Agreement.
On October 31, 2025, the Company received written notice from Novartis of its termination of the Novartis Agreement. The notice informed that Novartis was exercising its right to terminate the Novartis Agreement in its entirety without cause upon 90 days’ prior written notice. The termination was effective on January 30, 2026.
During the years ended December 31, 2025 and 2024, the Company recognized revenue under the Novartis Agreement of $26.3 million and $6.4 million, respectively. There is no deferred revenue related to the Novartis Agreement as of December 31, 2025. As of December 31, 2024, there was $26.3 million of deferred revenue on the Company’s balance sheet, of which $3.0 million was included in current liabilities.
Development and License Agreement with iECURE
In August 2021, the Company and iECURE entered into a development and license agreement (the “iECURE DLA”), pursuant to which the Company is eligible to receive milestone and mid-single digit to low-double digit royalty payments on sales of iECURE products developed with ARCUS. In connection with the iECURE DLA, the Company and iECURE entered into an equity issuance agreement (the “iECURE Equity Agreement”), pursuant to which iECURE issued the Company common stock in iECURE as additional consideration for the license to use the Company’s PCSK9-directed ARCUS nuclease.
The Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). There was a $2.5 million decrease in the fair value of the iECURE equity during the year ended December 31, 2025. During the year ended December 31, 2024, there was no change in the carrying value of the iECURE equity.
NOTE 3:            SHARE-BASED COMPENSATION
The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of December 31, 2025 there were 25,764 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.
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
The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 44,374 stock options and 1,604,989 restricted stock units (“RSUs”) outstanding as of December 31, 2025.
The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of December 31, 2025, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 862,285 pursuant to this provision. Additionally, the number of shares available for issuance under the plan was increased by an additional 630,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on June 4, 2024. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of December 31, 2025, no shares were available to be issued under the 2019 Plan.
Up to 17,500 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. The 2019 ESPP provides for an annual increase to the number of shares available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. As of December 31, 2025, the aggregate number of shares available for issuance under the 2019 ESPP has been increased by 133,543 shares pursuant to this provision. The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2025, we had issued 106,910 shares under the 2019 ESPP. As of December 31, 2025, 44,133 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the ESPP of $0.1 million during the years ended December 31, 2025 and 2024.
On August 9, 2021, the Company’s board of directors approved the adoption of the Precision BioSciences, Inc. 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”).
The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 1,100,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of December 31, 2025, 973,001 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 98,855 stock options and 18,944 RSUs outstanding as of December 31, 2025.
The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2025	2024
Employee	$9,506	$11,023
Nonemployee	680	1,581
	$10,186	$12,604

Share-based compensation expense is included in the following line items in the statements of operations (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$1,874	$2,560
General and administrative	8,312	10,044
	$10,186	$12,604
Determining the appropriate fair value model to measure the fair value of the stock option grants on the date of grant and the related assumptions requires judgment. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model on the date of grant using the following inputs:

	Years Ended December 31,
	2025	2024
Estimated dividend yield	0.00%	0.00%
Weighted-average expected stock price volatility	—%	87.93%
Weighted-average risk-free interest rate	—%	3.67%
Expected term of options (in years)	0.00	5.63
Weighted-average fair value per option	$—	$10.58
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
The following table summarizes activity in the Company’s stock option plans for the years ended December 31, 2024 and December 31, 2025 :

	Outstanding Option Shares	Weighted- Average Exercise Price
Balance as of December 31, 2023	349,662	172.13
Granted	85,034	10.58
Exercised	—	—
Forfeited/canceled	(58,145)	166.04
Balance as of December 31, 2024	376,551	136.59
Granted	—	—
Exercised	—	—
Forfeited/canceled	(207,558)	113.02
Balance as of December 31, 2025	168,993	165.54
The intrinsic value of stock options exercised was $0 for the years ended December 31, 2025 and December 31, 2024 as no stock options were exercised during each period.
During the year ended December 31, 2025, the Company granted 1,059,333 RSUs with a grant date fair value of $5.3 million. The fair value of the RSUs will be recognized as expense over the requisite vesting period.

The following table summarizes the Company’s RSU activity for the years ended December 31, 2025 and December 31, 2024:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2023	214,857	51.03
Granted	881,233	10.33
Forfeited	(18,438)	23.04
Vested	(102,132)	55.51
Unvested RSUs as of December 31, 2024	975,520	14.32
Granted	1,059,333	5.04
Forfeited	(22,791)	18.39
Vested	(388,129)	17.88
Unvested RSUs as of December 31, 2025	1,623,933	7.36
There was approximately $7.0 million of total unrecognized compensation cost related to unvested stock options and RSUs as of December 31, 2025, which is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes certain information about stock options granted under the stock option plans which are vested or expected to vest as of December 31, 2025 and December 31, 2024.

Years Ended December 31,		Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
2025	Expected to be exercisable	168,993	5.06	$165.54
2025	Currently exercisable	155,282	4.90	$176.53
2024	Expected to be exercisable	376,551	7.10	$136.59
2024	Currently exercisable	248,617	6.31	$178.27
The following table summarizes certain information about stock options outstanding under the stock option plans for the years ended December 31, 2025 and December 31, 2024, respectively:

Year Ended December 31, 2025
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$12.59 - $46.50	47,572	6.05	38,160
$50.40 - $100.20	34,668	6.39	31,018
$122.40 - $174.90	19,262	4.48	18,613
$193.50 - $293.70	36,065	5.18	36,065
$305.10 - $480.00	31,426	2.31	31,426
	168,993		155,282

Year Ended December 31, 2024
Exercise price	Number of Options Outstanding	Weighted- Average Remaining Life	Number of Options Exercisable
$10.33- $46.50	130,872	8.40	41,626
$50.40 - $100.20	77,207	7.35	61,168
$122.40 - $174.90	50,056	6.87	37,295
$189.30 - $293.70	60,916	6.20	53,729
$305.10 - $480.00	57,500	4.97	54,799
	376,551		248,617
NOTE 4:            RETIREMENT PLAN
In January 2011, the Company established a defined contribution 401(k) retirement savings plan (the “Retirement Plan”) available to all full-time employees. Employee contributions to the Retirement Plan can be 100% of annual compensation up to the prescribed annual maximum under the Internal Revenue Code. Administrative fees of less than $0.1 million were paid by the Company for the years ended December 31, 2025 and December 31, 2024.
The Retirement Plan includes a safe-harbor matching employer contribution equal to 100% of participants’ deferral contributions up to 4%. The Company made contributions of $0.7 million and $0.6 million to the Retirement Plan during each of the years ended December 31, 2025 and December 31, 2024, respectively. Retirement plan contributions made by the Company are recorded to research and development expense and general and administrative expense as incurred and are included in the statements of operations.
NOTE 5:            IMPAIRMENT CHARGES
The Company recorded an amount less than $0.1 million of impairment charges in continuing operations during the year ended December 31, 2025 related to the impairment of intangible assets. Additionally, the Company also recorded $0.1 million of impairment charges in losses on the disposal of assets for property, plant, and equipment that met the criteria for classification as held for sale during the year ended December 31, 2025. No impairment charges were recorded by the Company in continuing operations during the year ended December 31, 2024 related to the impairment of intangible assets. $0.2 million of impairment charges were recorded in losses on the disposal of assets for property, plant, and equipment that met the criteria for classification as held for sale during the year ended December 31, 2024
See Note 8, Property, Equipment and Software and Assets Held for Sale, for additional information regarding the impairment charges the Company recorded during the year ended December 31, 2025.
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
During the year ended December 31, 2025, the Company recognized a $0.9 million gain on discontinued operations from the release of the Company’s remaining accrued research and development expenses related to azer-cel based on the Company's updated estimates for the remaining obligation owed.

The following table shows amounts included in liabilities of discontinued operations on the Company’s balance sheets as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Current liabilities of discontinued operations
Accrued research and development expenses	—	1,204
Total current liabilities of discontinued operations	—	1,204
The following table summarizes the results of operations of the Company’s discontinued operations for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Gain from discontinued operations	885	—
The following table presents the significant non-cash items related to discontinued operations for the years ended December 31, 2025 and 2024 that are included in the accompanying statements of cash flows:

	For the Years Ended December 31,
	2025	2024
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of business	$(885)	—
NOTE 7:            EARNINGS PER SHARE
The Company calculates basic net (loss) income per share by dividing net (loss) income for each respective period by the weighted-average number of common shares outstanding for each respective period. The Company computes diluted net (loss) income per share after giving consideration to the dilutive effect of unvested RSUs, stock options, unsettled ESPP contributions, and warrants that are outstanding during the period, except where such securities would be anti-dilutive.

The computations of basic and diluted net (loss) income per share attributable to common stockholders are as follows:

	Years Ended December 31,
	2025	2024
(Loss) income from continuing operations (in thousands)	$(46,609)	$7,167
Gain (loss) from discontinued operations (in thousands)	885	—
Net (loss) income (in thousands)	$(45,724)	$7,167

Basic weighted-average common shares	12,826,078	6,832,982
Dilutive impact of share-based awards	—	50,929
Diluted weighted-average common shares (1)	12,826,078	6,883,911

Basic net (loss) income per share:
Basic (loss) income from continuing operations	(3.63)	1.05
Basic gain (loss) from discontinued operations	0.07	—
Basic net (loss) income per share	(3.56)	1.05

Diluted net (loss) income per share:
Diluted (loss) income from continuing operations	(3.63)	1.04
Diluted gain (loss) from discontinued operations	0.07	—
Diluted net (loss) income per share	(3.56)	1.04
(1)3,348,161 total common stock equivalents were excluded from the diluted weighted-average common shares calculation for the year ended December 31, 2024 as their inclusion would have been anti-dilutive. For the year ended December 31, 2025 all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti-dilutive.
NOTE 8:            PROPERTY, EQUIPMENT AND SOFTWARE AND ASSETS HELD FOR SALE
Property, equipment, and software consisted of the following as of December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Construction in progress	$—	$9
Leasehold improvements	12,064	12,028
Software	432	432
Laboratory equipment	14,011	15,086
Office equipment	1,486	1,486
Furniture and fixtures	2,124	2,124
Total property, equipment and software	30,117	31,165
Less accumulated depreciation and amortization	28,692	28,076
Property, equipment and software - net	$1,425	$3,089
Depreciation expense for continuing operations, including amortization of leasehold improvements and software, was $1.5 million and $3.4 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Company had impaired the remaining $0.1 million balance of in property, plant, and equipment that met the criteria for classification as held for sale based on the Company's updated assessment of fair value for these remaining assets.

NOTE 9:            INTANGIBLE ASSETS
Intangible assets, net, consisted of the following as of December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
License cost	$1,486	$821
Less: accumulated amortization	(284)	(199)
Less: impairments	(36)	—
Intangible assets, net	$1,166	$622
Amortization expense of intangible assets was less than $0.1 million for each of the years ended December 31, 2025 and December 31, 2024. Amortization expense for intangible assets with definite lives will be $0.1 million for each of the following five years with the remaining $0.6 million amortized to expense in 2031 and beyond.
NOTE 10:            FAIR VALUE MEASUREMENTS
The following represents assets measured at fair value on a recurring basis by the Company (in thousands):

December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,286	$15,286	$—	$—
Investment in iECURE	744	—	—	744
Imugene Marketable Securities	4,762	4,762	—	—
	$20,792	$20,048	$—	$744

Liabilities:
Final payment fee	$208	$—	$208	$—
Warrant liability	15,695	—	—	15,695
	$15,903	$—	$208	$15,695

December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,687	$14,687	$—	$—
Investment in iECURE	3,206	—	—	3,206
Imugene marketable securities	413	413	—	—
Assets held for sale	169	—	—	169
	$18,475	$15,100	$—	$3,375

Liabilities:
Final payment fee	$194	$—	$194	$—
Warrant liability	2,796	—	—	2,796
	$2,990	$—	$194	$2,796

The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the year ended December 31, 2025 (in thousands). The warrant reconciliation is disclosed in Note 13, Warrants:

	Investment in iECURE	Assets held for sale
Balance December 31, 2024	$3,206	$169
Loss from changes in fair value included in earnings	(2,462)	(2)
Additions	—	—
Assets sold	—	(21)
Write-offs	—	(146)
Balance December 31, 2025	$744	$—
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
As of December 31, 2025 and December 31, 2024, the Company held cash equivalents which were composed of investments in money market funds. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.
Investment in iECURE
In August 2021, the Company entered into an Equity Issuance Agreement with iECURE, Inc. (“iECURE”), pursuant to which iECURE issued the Company common stock in iECURE (the “iECURE equity”) as additional consideration for a license to use the Company’s PCSK9-directed ARCUS nuclease to insert genes into the PCSK9 locus to develop treatments for four pre-specified rare genetic diseases (the “PCSK9 license”). On issuance, the Company accounted for the iECURE equity at fair value under ASC 825, Financial Instruments (“ASC 825”). Accordingly, the Company adjusts the carrying value of the iECURE equity to fair value each reporting period with any changes in fair value recorded to other income (expense). During the year ended December 31, 2025, there was a $2.5 million change in the fair value of the iECURE equity.
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
Imugene Marketable Securities
As partial consideration for the assets acquired by Imugene in connection with the asset purchase agreement (the “Imugene Purchase Agreement”), Imugene issued to the Company convertible notes pursuant to the terms and conditions set forth in a convertible note subscription deed (collectively, the “Imugene Convertible Note”) in an aggregate principal amount of $13 million. The Imugene Convertible Note matured on August 30, 2024 and resulted in payment to the Company of $9.75 million in cash and $3.25 million in ordinary shares of Imugene Limited. The Company received 87,999,186 ordinary shares of Imugene Limited on August 30, 2024, of which the Company sold 72,312,592 shares as of December 31, 2024. The assessed fair value of the remaining ordinary shares at December 31, 2024 was $0.4 million. During the year ended December 31, 2024, the Company recognized a gain of $0.3 million on the Imugene Convertible Note and the ordinary shares still held by the Company. As of March 31, 2025, the Company had sold all of our ordinary shares from the Imugene Convertible Note.
On October 31, 2025, the Company received a $8.0 million milestone payment from Imugene, including $3.0 million in cash and $5.0 million in Imugene stock. The Company received 19,491,635 ordinary shares of Imugene Limited on October 31, 2025, of which none were sold by Company as of December 31, 2025. The assessed fair value of the remaining ordinary shares at December 31, 2025 was $4.8 million. During the year ended December 31, 2025, the Company recognized a loss of $0.2 million on the ordinary shares still held by the Company.
The Company classifies the Imugene ordinary shares within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.
Final Payment Fee
The final payment fee under the Banc of California Revolving Line was waived in connection with the Company entering into the 2024 Term Loan (the Revolving Line and the 2024 Term Loan each as defined in Note 12, Debt, below) and the Company will instead be required to pay a final payment fee of $225,000 upon maturity of the 2024 Term Loan in June 2027. The final payment fee on the 2024 Term Loan was initially measured at fair value and recorded as debt discount to be amortized to interest expense over the life of the 2024 Term Loan. Accordingly, the Company will adjust the carrying value of the final payment fee to fair value each reporting period with any changes in fair value recorded to other income (expense). The change in fair value of the final payment fee was less than $0.1 million during the year ended December 31, 2025.
The Company classifies the final payment fee within Level 2 of the fair value hierarchy as the assessed fair value is based on observable market inputs including the Company’s current borrowing rate. The final payment fee is included in other noncurrent liabilities within the balance sheet as of December 31, 2025, and December 31, 2024.
Warrant Liability
As of December 31, 2025, warrants representing an aggregate of 8,607,500 shares of common stock issued in the March 2024 Public Offering and November 2025 Public Offering were outstanding. These warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The Company classifies the warrant liability within Level 3 of the fair value hierarchy as the assessed fair value is based on both observable and unobservable market inputs including the Company’s stock price, risk-free rate, and volatility.
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

The Company owned approximately 22% of Elo’s voting shares outstanding as of December 31, 2025 and 26% of Elo’s voting shares outstanding as of December 31, 2024. In February 2025, Elo raised additional funding from its Series A-2 financing. The Company recognized a $2.3 million gain on dilution under the equity method during the year ended December 31, 2025. The Company’s proportionate share of Elo’s net loss and fair value adjustment of the Note Receivable for the years ended December 31, 2025 and 2024 was $2.2 million and $3.8 million, respectively. As the Company’s cumulative proportionate share of Elo’s net loss exceeded the carrying value of the investment in Elo, the carrying value of the Investment in Elo has been reduced to $0. In accordance with ASC 323, during the years ended December 31, 2025 and December 31, 2024, the Company recorded its proportionate share of Elo’s net loss in the statements of operations along with a corresponding reduction in the carrying value of the Note Receivable.
Note Receivable
The Note Receivable matured on the earlier of (i) December 1, 2028 or (ii) a Deemed Liquidation Event (as defined in the Elo’s Amended and Restated Certificate of Incorporation). The Note Receivable accrued interest at 2.00% per annum and is payable annually on December 17th.
Due to cash runway constraints, Elo did not pay the interest due on the Note Receivable in December 2025. In evaluating the collectability as of December 31, 2025, the Company reduced the carrying amount of the Note Receivable to $0 million resulting in a net loss of $5.4 million. In January 2026, as part of Elo raising additional funding from its Series A-4 financing, the Company agreed to cancel the Note Receivable in exchange for a warrant to purchase shares of Elo’s Series A-3 Preferred Stock and the issuance of shares of Elo’s Series A-4 Preferred Stock annually through 2028 in lieu of forgone interest.
NOTE 12:            DEBT
Pursuant to the terms of the amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California the Company was provided with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The maturity date under the 2024 Loan and Security Agreement is June 30, 2027 (the “2024 Term Loan Maturity Date”). The Company may prepay all or a portion of the amounts due under the 2024 Term Loan without penalty or premium at any time, provided that if the Company refinances the 2024 Term Loan with borrowings from another lender, the Company is required to pay Banc of California an early termination fee of $100,000. Once repaid, the Company may not reborrow amounts under the 2024 Term Loan.
The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%. As of December 31, 2025, the stated interest rate on the 2024 Term Loan was 5.25% and the effective interest rate was 5.62%.
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

As of December 31, 2025, $22.5 million in borrowings were outstanding under the 2024 Term Loan and the unamortized debt discount balance was $0.1 million.
NOTE 13:            WARRANTS
The warrants issued in the March 2024 Public Offering and 2025 November 2025 Public Offering are classified as liabilities in accordance with ASC 815, since these warrants met the definition of a derivative instrument and did not qualify for equity classification. These warrant agreements include a fundamental transaction clause whereby, in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock, and if certain other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations.
The warrants issued under the March 2024 Public Offering were recorded at their fair value of $32.4 million at issuance based on the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the warrants at the March 1, 2024 issuance date:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	89.03%
Weighted-average risk-free interest rate	4.17%
Expected term (in years)	5.00
Weighted-average fair value per option	$12.96
The warrants issued under the November 2025 Public Offering were recorded at their fair value of $24.0 million at issuance based on the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the warrants at the November 10, 2025 issuance date:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	81.44%
Weighted-average risk-free interest rate	3.72%
Expected term (in years)	5.00
Weighted-average fair value per option	$3.93
The fair value adjustment of the March 2024 Public Offering for the year ended December 31, 2025 was $0.9 million using the Black-Scholes option-pricing model. As of December 31, 2025 all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of December 31, 2025:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	77.13%
Weighted-average risk-free interest rate	3.57%
Expected term (in years)	3.17
Weighted-average fair value per option	$0.75

The fair value adjustment of the November 2025 Public Offering for the year ended December 31, 2025 was 10.2 million using the Black-Scholes option-pricing model. As of December 31, 2025 all of the 6,107,500 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of December 31, 2025:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	79.30
Weighted-average risk-free interest rate	3.72%
Expected term (in years)	4.86
Weighted-average fair value per option	$2.26

The following table summarizes the Company’s warrant liability (in thousands):

Balance at December 31, 2024	$2,796
Issuance of warrants	24,028
Change in fair value of warrant liability	(11,129)
Balance at December 31, 2025	$15,695
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
Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the balance sheets as of December 31, 2025 and December 31, 2024.
Leases
The Company has an operating lease for real estate in North Carolina and does not have any finance leases.
On October 16, 2023, the Company and Venable Historic, LLC, successor-in-interest to Venable Tenant, LLC (the “Landlord”), entered into a Tenth Amendment to Lease Agreement (the “Lease Amendment”), which amended certain terms of the Lease Agreement dated April 5, 2010, as amended (the “Original Lease”) with respect to the Company’s headquarters facilities located in Durham, North Carolina. Among other things, the Lease Amendment extended the term of the Original Lease for an additional period of five years commencing upon August 1, 2024 and up to and through July 31, 2029.

The Company has existing leases in which the non-lease components (e.g., common area maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use assets and lease liabilities but rather reflected as an expense in the period incurred.
The elements of lease expense were as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024
Lease Cost
Operating lease cost	$1,933	$1,940
Short-term lease cost	782	759
Variable lease cost	463	413
Sublease income	(20)	(428)
Total Lease Cost	$3,158	$2,684

Other Information
Operating cash flows used for operating leases	1,962	1,888
Operating right-of-use assets obtained in exchange for lease obligations	—	—
Operating lease liabilities arising from obtaining right-of-use assets	—	—

Operating Leases
Weighted average remaining lease term (in years)	3.6	4.6

Operating Leases
Weighted average discount rate	9.2%	9.2%
Future lease payments under non-cancelable operating leases with terms of greater than one year as of December 31, 2025, were as follows:

(in thousands)	December 31, 2025
2026	$2,019
2027	2,078
2028	2,140
2029	1,269
Total lease payments	7,506
Less: imputed interest	1,102
Total operating lease liabilities	$6,404
Guarantees
The Company agreed to act as a guarantor of Imugene’s assumption of the Company’s lease for its Manufacturing Center for Advanced Therapeutics (the “MCAT Lease”) through the lease expiration date of August 31, 2027. If Imugene (including any successor or assignee of Imugene) fails to pay rent due on the MCAT Lease, the lessor may have contractual recourse against the Company.
As of December 31, 2025, the Company’s guarantee consists of a contingent liability for aggregate minimum lease payments of approximately $2.7 million. No contract liability for the Company’s guarantee of Imugene’s performance on the MCAT lease was recorded as of December 31, 2025, as it was not deemed probable that Imugene will be in default under the MCAT Lease.

Compensatory Arrangements of Certain Officers
On August 26, 2025, the Company entered into amended and restated employment agreements to help retain each of its executive officers: Michael Amoroso, the Company’s President and Chief Executive Officer; Alex Kelly, the Company’s Chief Financial Officer; Dario Scimeca, the Company’s General Counsel and Secretary; and Jeff Smith, the Company’s Chief Research Officer. The employment agreements are substantively similar to their prior employment agreements, except that they reflect such executive’s current annual base salary and target bonus amounts, provide for the payment of existing cash severance in a lump sum, include provisions regarding termination without cause in connection with a “change in control” or a “restructuring event” (each as defined in the respective employment agreements), and provide for a payment to cover potential additional expenses. The amended employment agreements also include a requirement to fund the cash severance and expenses in an escrow account. As a result, the Company entered into escrow arrangements with JPMorgan Chase Bank, N.A. and the executives with respect to the funded amounts. Interest earned from the escrow account accrues to the Company and any unused funds return to the Company. As of December 31, 2025, the escrow account cash balance was $3.8 million.
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
NOTE 15:            INCOME TAXES
The Company recorded no federal or state income tax expense due to the operating losses for tax purposes incurred for the years ended December 31, 2025 and December 31, 2024.
The following were components of loss (income) before taxes for the years ended December 31, 2025 and December 31, 2024.

	Years Ended December 31,
	2025	2024
Pre-tax book income (loss)
Domestic	$(45,724)	$7,167
Foreign	—	—
Total pre-tax book income (loss)	$(45,724)	$7,167

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Noncurrent deferred tax assets:
Net operating loss carryforwards	$73,788	$51,777
Contribution carryforwards	26	26
Lease liability	1,345	1,671
Deferred revenue	—	5,681
Capitalized R&D costs	22,533	31,282
Other assets	12,816	14,845
Tax credits	36,036	33,701
Less: valuation allowance	(145,281)	(136,872)
Total deferred tax assets, noncurrent	1,263	2,111

Noncurrent deferred tax liability:
Investments in equity securities	43	577
Right of use asset	1,220	1,534
Total deferred tax liabilities, noncurrent	1,263	2,111
Net deferred tax assets	$—	$—
As of December 31, 2025 and December 31, 2024, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. The net increase in the valuation allowance for the year ended December 31, 2025 of $8.4 million is comprised of an increase in the valuation allowance recorded against the deferred tax assets, primarily related to tax credits and net operating loss (“NOL”) carryforwards for the year.

The reasons for the difference between actual income tax benefit for the years ended December 31, 2025 and December 31, 2024 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit after the adoption of ASU 2023-09 are as follows (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	% of Pre-Tax Loss	Amount	% of Pre-Tax Loss
US federal statutory tax rate	$(9,602)	21.0%	$1,501	21.0%
State and local income taxes, net of federal income taxes	—	—%	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	0.0%
Tax credits
Research and development tax credits	(2,336)	5.1%	(2,944)	(41.2%)
Changes in valuation allowances	9,730	(21.3%)	5,691	79.6%
Nontaxable or nondeductible items
Equity compensation	4,359	(9.5%)	2,137	29.9%
Change in warrant liability	(2,337)	5.1%	(6,218)	(87.0%)
Other	182	(0.4%)	(4)	(0.0%)
Changes in unrecognized tax benefits	—	—%	—	—%
Other Adjustments
Provision to return	—	—%	(130)	(1.8%)
Other	4	0.0%	(33)	(0.5%)
Effective tax rate	$—	0.0%	$—	0.0%
As of December 31, 2025, the Company had federal and state NOL carryforwards of approximately $340.2 million and $317.3 million respectively. As of December 31, 2024, the Company had federal and state NOL carryforwards of approximately $235.5 million and $212.0 million, respectively. The federal NOL carryforward carries forward indefinitely. The state NOL carryforwards begin to expire in 2027.
As of December 31, 2025, the Company had federal and state R&D tax credits of $22.5 million and an amount less than $0.1 million, which begin to expire in 2029 and 2030, respectively. As of December 31, 2024, the Company had federal and state tax R&D credits of $20.2 million and an amount less than $0.1 million. As of December 31, 2025 and December 31, 2024, the Company had federal Orphan Drug credits of $13.5 million which begin to expire in 2038. As of December 31, 2025 and December 31, 2024, the Company had federal contribution carryforwards of $0.1 million and $0.1 million, respectively, which begin to expire in 2026.
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

The Company reflects in the accompanying financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only if it is considered ‘more-likely-than-not’ that the position taken will be sustained by the appropriate taxing authority. As of December 31, 2025 and December 31, 2024, the Company had no unrecognized income tax benefits. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2025 and December 31, 2024, the Company had no such accruals.
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
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA), which includes several changes to U.S. federal income tax law, including temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. Significant provisions for corporate taxpayers include permanent 100% bonus depreciation for qualified property, immediate expensing of domestic R&D expenditures, and changes to the limitation on business interest expense deductions under Section 163(j). None of these provisions have a material impact on the Company’s 2025 income tax provision.
The amounts of cash income taxes paid (received) by the Company were as follows:

Years Ended December 31,
2025
Federal	$—
State and local	—
Foreign	—
Income taxes, net of amounts refunded	$—
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
Consistent with its management reporting, results of operations are reported on a Company-wide basis for purposes of segment reporting. The CODM uses Company-wide financial information, including net (loss) income, net cash used in operating activities for the period, and cash on hand for purposes of evaluating operating results and performance. As the Company operates in one operating segment, all measures of the segment assets are reported on the balance sheets as total assets. Please refer to the financial statements for further information related to these measures of segment performance.
The table below summarizes the significant research and development and general and administrative expense categories regularly provided to the CODM:

	Years Ended December 31,
(in thousands)	2025	2024
Revenue	$34,264	$68,696
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	7,152	16,111
PBGENE-DMD external development costs[1]	15,298	1,230
PBGENE-3243 external development costs	3,103	9,808
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	19,939	21,313
Laboratory supplies and services	1,798	2,621
CMOs and outsourced research and development	504	247
Facility-related costs, laboratory equipment, and maintenance	2,841	3,082
Depreciation and amortization	1,299	2,718
Licensing fees and other research and development costs	2,238	2,429
Total research and development expenses	$54,172	$59,559
General and administrative expense
Employee-related costs (including share-based compensation)	19,904	21,861
Consulting and professional services	6,106	6,327
Other operating expenses and all other costs	6,230	7,111
Total general and administrative expenses	$32,240	$35,299
Total operating expenses	$86,412	$94,858
Operating loss	(52,148)	(26,162)
Total other income	5,539	33,329
(Loss) income from continuing operations	$(46,609)	$7,167
Gain from discontinued operations	885	—
Net (loss) income	$(45,724)	$7,167
1 December 31,2024 amounts have been recast for comparability due to PBGENE-DMD being named a product candidate in the year ended December 31, 2025.

NOTE 17:            SUBSEQUENT EVENTS
None.