Form 10-Q
period 2026-03-31
PRECISION BIOSCIENCES INC
filed 2026-05-05
CIK 1357874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of April 30, 2026, the registrant had 25,802,247 shares of common stock, $0.000005 par value per share, outstanding.

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
•results of preclinical studies and early clinical trials of product candidates may not be predictive of results of later studies or trials'
•changes in interim “top-line” and initial data that we announce or publish;
•if our product candidates do not work as intended or cause undesirable side effects;
•risks associated with applicable healthcare, data protection, privacy and security regulations and our compliance therewith;
•effects of system failures, cyber-attacks, and security breaches;
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
•effects of tax rules;
•the success of our existing collaboration or other licensees’ agreements and our ability to enter into new collaboration arrangements;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PRECISION BIOSCIENCES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$99,370	$110,823
Accounts receivable	4,000	—
Marketable securities	1,814	4,762
Prepaid expenses	3,503	3,110
Other current assets	6	45
Total current assets	108,693	118,740
Restricted cash	26,477	26,330
Property, equipment, and software—net	1,183	1,425
Intangible assets—net	1,127	1,166
Right-of-use assets—net	5,464	5,805
Investment in equity securities	744	744
Other assets	203	206
Total assets	$143,891	$154,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$944	$296
Accrued compensation	1,140	4,747
Accrued research and development expenses	3,256	1,714
Lease liabilities	1,557	1,507
Other current liabilities	858	649
Total current liabilities	7,755	8,913
Loan payable	22,419	22,404
Lease liabilities	4,490	4,897
Warrant liability	22,802	15,695
Contract liabilities	10,000	10,000
Other noncurrent liabilities	324	259
Total liabilities	67,790	62,168
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 25,832,913 shares issued and 25,805,898 shares outstanding as of March 31, 2026; 24,115,346 shares issued and 24,088,425 shares outstanding as of December 31, 2025	1	1
Additional paid-in capital	623,681	621,387
Accumulated deficit	(546,629)	(528,188)
Treasury stock	(952)	(952)
Total stockholders’ equity	76,101	92,248
Total liabilities and stockholders’ equity	$143,891	$154,416
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$10,838	$29
Operating expenses
Research and development	13,110	13,588
General and administrative	6,803	8,553
Total operating expenses	19,913	22,141
Operating loss	(9,075)	(22,112)
Other (expense) income:
Gain from equity method investment	—	1,342
(Loss) gain on changes in other fair value adjustments	(2,951)	49
Loss on change in fair value of warrant liability	(7,107)	(804)
Interest expense	(311)	(354)
Interest income	999	1,323
Gain (loss) on disposal of assets	4	(9)
Total other (expense) income	(9,366)	1,547
Net loss	$(18,441)	$(20,565)

Net loss per share
Basic	$(0.75)	$(2.21)
Diluted	$(0.75)	$(2.21)

Weighted-average shares of common stock outstanding
Basic	24,634,443	9,292,066
Diluted	24,634,443	9,292,066
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance- December 31, 2024	8,229,730	$1	$539,808	$(482,464)	$(952)	$56,393
Issuance of common stock under employee stock purchase plan	30,999	—	140	—	—	$140
Share-based compensation expense	—	—	2,822	—	—	$2,822
Issuance of common stock to licensees	220,712	—	1,031	—	—	$1,031
Issuance of common stock through ATM facility, net of issuance cost	1,818,886	—	9,516	—	—	$9,516
Settlement of restricted stock units	275,540	—	—	—	—	—
Net loss	—	—	—	(20,565)	—	$(20,565)
Balance- March 31, 2025	10,575,867	$1	$553,317	$(503,029)	$(952)	$49,337

Balance- December 31, 2025	24,115,346	$1	$621,387	$(528,188)	$(952)	$92,248
Issuance of common stock under employee stock purchase plan	23,233	—	83	—	—	83
Share-based compensation expense	—	—	1,549	—	—	1,549
Issuance of common stock to licensees	201,504	—	662	—	—	662
Issuance of common stock from pre-funded warrants	875,000	—	—	—	—	—
Issuance of common stock through ATM facility, net of issuance cost	—	—	—	—	—	—
Settlement of restricted stock units	617,830	—	—	—	—	—
Net loss	—	—	—	(18,441)	—	(18,441)
Balance- March 31, 2026	25,832,913	$1	$623,681	$(546,629)	$(952)	$76,101
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(18,441)	$(20,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299	395
Share-based compensation	1,549	2,822
(Gain) loss on disposal of assets	(4)	9
Non-cash interest expense	117	132
Amortization of right-of-use assets	341	310
Loss (gain) on changes in other fair value adjustments	2,951	(49)
Gain from equity method investment	—	(1,342)
Amortization of discount on note receivable	—	(273)
Loss on change in fair value of warrant liability	7,107	804
Changes in operating assets and liabilities:
Prepaid expenses	(393)	1,850
Marketable securities	—	464
Accounts receivable	(4,000)	225
Contract asset	—	1,469
Other assets and other current assets	42	259
Accounts payable	648	(106)
Other liabilities and other current liabilities	(1,796)	(5,118)
Deferred revenue	—	(25)
Lease liabilities	(357)	(313)
Net cash used in operating activities	(11,937)	(19,052)
Cash flows used in investing activities:
Purchases of property, equipment and software	(18)	(64)
Purchases of intangible assets	(100)	(250)
Proceeds from sale of equipment	4	—
Net cash used in investing activities	(114)	(314)
Cash flows provided by financing activities:
Proceeds from employee stock purchase plan	83	140
Proceeds from issuance of common stock through ATM facility, net of issuance cost	—	9,516
Proceeds from issuance of common stock to collaboration partners and licensees	662	1,031
Net cash provided by financing activities	745	10,687
Net decrease in cash and cash equivalents	(11,306)	(8,679)
Cash, cash equivalents, and restricted cash — beginning of period	137,153	108,468
Cash, cash equivalents, and restricted cash — end of period	$125,847	$99,789
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$99,370	$77,223
Restricted cash	$26,477	$22,566
Total of cash, cash equivalents and restricted cash	$125,847	$99,789
Supplemental disclosures of cash flow information:
Property, equipment and software additions included in accounts payable and accrued expenses and other current liabilities	$—	$1
Intangible asset additions included in accounts payable and accrued expenses and other current liabilities	$200	$—
Cash paid for interest	$297	$340
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
Unaudited Interim Financial Information
The accompanying unaudited condensed financial statements and notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 12, 2026.
The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of March 31, 2026 and its condensed results of operations and cash flows for the three months ended March 31, 2026 and 2025, have been made. The Company’s condensed results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.
Summary of Significant Accounting Policies
The Company’s complete listing of significant accounting policies is set forth in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Notes to Condensed Financial Statements on its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to these policies as of March 31, 2026.
Accounting Standards Updates
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures around an entity’s expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively. The

Company plans to adopt the standard in the year ending December 31, 2027 and is currently assessing its effect on the Company’s financial statement disclosures.

NOTE 2:            FAIR VALUE MEASUREMENTS
The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

March 31, 2026	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,423	$15,423	$—	$—
Investment in iECURE	744	—	—	744
Imugene Marketable Securities	1,814	1,814	—	—
	$17,981	$17,237	$—	$744

Liabilities:
Final payment fee	$211	$—	$211	$—
Warrant liability	22,802	—	—	22,802
	$23,013	$—	$211	$22,802

December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,286	$15,286	$—	$—
Investment in iECURE	744	—	—	744
Imugene Marketable Securities	4,762	4,762	—	—
	$20,792	$20,048	$—	$744

Liabilities:
Final payment fee	$208	$—	$208	$—
Warrant Liability	15,695	—	—	15,695
	$15,903	$—	$208	$15,695
The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2026 (in thousands). The warrant reconciliation is disclosed in Note 11, Warrants:

Investment in iECURE
Balance December 31, 2025	$744
(Loss) gain from changes in fair value included in earnings	—
Balance March 31, 2026	$744
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
Level 1—Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities
Level 2—Inputs, other than quoted prices in active markets, which are observable either directly or indirectly
Level 3—Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.
During the three months ended March 31, 2026, Elo Life Systems, Inc. (“Elo”) is no longer classified as an equity method investment. Any subsequent changes to the investment’s fair value will be reported within Note 2, Fair Value Measurements, as applicable. There is no change in the carrying value of the investment for the three months ended March 31, 2026.

NOTE 3:            DEBT
Loan and Security Agreement
On July 31, 2024, the Company entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California pursuant to which Banc of California provided the Company with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%. As of March 31, 2026, the stated interest rate on the 2024 Term Loan was 5.25% and the effective interest rate was 5.62%.
Additionally, as of March 31, 2026, $22.5 million in borrowings were outstanding under the 2024 Term Loan and the unamortized debt discount balance was less than $0.1 million. Refer to Note 12, Debt, to the Company’s audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2025, for more information related to the 2024 Loan and Security Agreement.
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
Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the condensed balance sheets as of March 31, 2026 and December 31, 2025.

Leases
The Company has an operating lease for real estate in North Carolina and does not have any finance leases.
The elements of lease expense were as follows:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Lease Cost
Operating lease cost	$482	$482
Short-term lease cost	198	195
Variable lease cost	104	97
Sublease income	(110)	—
Total Lease Cost	$674	$774

Other Information
Operating cash flows used for operating leases	499	484

Operating Leases
Weighted-average remaining lease term (in years)	3.3	4.3

Operating Leases
Weighted-average discount rate	9.2%	9.2%
Future minimum lease payments under non-cancelable operating leases with terms of greater than one year as of March 31, 2026, were as follows:

(in thousands)	Amount
2026 (remainder of year)	$1,520
2027	2,078
2028	2,140
2029	1,269
Total lease payments	$7,007
Less: imputed interest	960
Total operating lease liabilities	$6,047
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
Compensatory Arrangements of Certain Officers
On August 26, 2025, the Company entered into amended and restated employment agreements to help retain each of its executive officers: Michael Amoroso, the Company’s President and Chief Executive Officer; Alex Kelly, the Company’s Chief Financial Officer; Dario Scimeca, the Company’s General Counsel and Secretary; and Jeff Smith, the Company’s Chief Research Officer. The employment agreements are substantively similar to their prior employment agreements, except that they reflect such executive’s current annual base salary and target bonus amounts; provide for the payment of existing cash severance in a lump sum; include provisions regarding termination without cause in connection with a “change in control” or a “restructuring event” (each as defined in the respective employment agreements); and provide for a payment to cover potential additional expenses. The amended employment agreements also include a requirement to fund the cash severance and expenses in an escrow account. As a result, the Company entered into escrow arrangements with JPMorgan Chase Bank, N.A. and the executives with respect to the funded amounts. Interest earned from the escrow account accrues to the Company and any unused funds return to the Company. As of March 31, 2026, the escrow account cash balance was $3.8 million.
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
On November 10, 2025, the Company entered into an underwriting agreement relating to the issuance and sale of 10,815,000 shares of the Company's common stock, par value $0.000005 per share, and accompanying one-half warrants to purchase up to 5,407,500 shares of the Company's common stock at a combined price of $6.14 per share. Further, in lieu of common stock to certain investors, the Company issued pre-funded warrants to purchase up to 1,400,000 shares of the Company's common stock and accompanying one-half warrants to purchase up to 700,000 shares of the Company's common stock at a combined price of $6.139995 per share. Each whole warrant has a five-year term and an exercise price of $7.25 per share. The offering resulted in approximately $70.0 million of net proceeds to the Company after deducting the underwriting discount and offering expenses of approximately $5.0 million. During the three months ended March 31, 2026, pre-funded warrants were exercised to purchase 875,000 shares of the Company's common stock.
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
Under the TG License Agreement, the Company received an upfront cash payment of $10.0 million (the “Upfront Payment”) comprised of (i) a $5.25 million cash payment that was paid to the Company on February 5, 2024, (ii) a $2.25 million cash payment that was paid to the Company on February 5, 2024 in exchange for 97,360 shares of the Company’s common stock, based on a price per share equal to a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the date of the TG License Agreement, and (iii) a deferred cash payment of $2.5 million that was paid to the Company on January 6, 2025 in exchange for 220,712 shares of the Company’s common stock at a price per share of $11.33, which represented a 100% premium to the VWAP of the Company’s common stock for the 30 trading days prior to the date of payment. The Company also received a cash payment of $7.5 million from TG Therapeutics on March 12, 2026 following the achievement of a clinical milestone (the “Initial Milestone Payment”). The Initial Milestone payment of $7.5 million consisted of (i) $5.25 million cash milestone payment and (ii) a $2.25 million cash payment in exchange for 201,504 shares of the Company’s common stock based on the minimum price of $11.1660 determined in accordance with Nasdaq Listing Rule 5635(d). The Company is also entitled to receive additional payments upon the achievement of additional specified milestones of up to $288.6 million.
The 201,504 shares purchased at a purchase price of $11.1660 per share in connection with the Initial Milestone represented a premium paid over the Company's stock value at the milestone achievement date. Management concluded that the stock premium was to be combined with the cash consideration received in connection with the achievement of the milestone in accordance with ASC 606. Of the total $7.5 million received for the Initial Milestone achievement, the Company applied equity accounting guidance to measure the $0.7 million recorded in equity upon issuance of the shares, and $6.8 million was identified as the transaction price of the milestone that would be allocated to revenue. As such, during the three months ended March 31, 2026, the Company recognized $6.8 million revenue under the TG License Agreement. During the three months ended March 31, 2025, the Company recognized no revenue under the TG License Agreement.
Collaboration and License Agreement with Novartis
During the three months ended March 31, 2026, the Company recognized no revenue under the collaboration and license agreement between the Company and Novartis Pharma AG (the “Novartis Agreement”) as the Novartis Agreement was terminated in the prior year. During the three months ended March 31, 2025, the Company recognized revenue under the Novartis Agreement of less than $0.1 million. There is no deferred revenue related to the Novartis Agreement as of March 31, 2026 or December 31, 2025.
Development and License Agreement with iECURE
The Company adjusts the carrying value of the iECURE, Inc. (“iECURE”) equity to fair value each reporting period with any changes in fair value recorded to other (expense) income. There was no change in the fair value of the iECURE equity during the three months ended March 31, 2026 or the three months ended March 31, 2025.
Research and License Agreement with an Agriculture Industry Collaboration Partner
During the three months ended March 31, 2026, the Company recognized $4.0 million in revenue under a legacy ARCUS gene editing research and license agreement milestone from an agriculture industry collaboration partner. The collaboration was concluded in April 2026.
NOTE 7:            SHARE-BASED COMPENSATION
The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of March 31, 2026 there were 15,784 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.
The 2019 Incentive Award Plan (as amended and restated, the “2019 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 35,626 stock options and 992,911 restricted stock units (“RSUs”) outstanding as of March 31, 2026.
The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of March 31, 2026, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 1,825,822 pursuant to this provision. Additionally, the number of shares available for issuance under the plan was increased by an additional 630,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on June 4, 2024. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of March 31, 2026, 529,232 shares were available to be issued under the 2019 Plan.
The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2026, we had issued 130,143 shares under the 2019 ESPP. As of March 31, 2026, 20,900 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the 2019 ESPP of $0.1 million or less during the three months ended March 31, 2026 and the three months ended March 31, 2025.
The 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”) provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 1,100,000 shares of the

Company’s common stock may be issued under the Inducement Award Plan. As of March 31, 2026, 983,509 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 96,571 stock options and 8,021 RSUs outstanding as of March 31, 2026.
The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Employee	$1,414	$2,639
Nonemployee	135	183
	$1,549	$2,822
Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$382	$503
General and administrative	1,167	2,319
	$1,549	$2,822
The following table summarizes activity in the Company’s stock option plans for the three months ended March 31, 2026:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2025	168,993	$165.54
Granted	—	—
Exercised	—	—
Forfeited/canceled	(21,012)	274.66
Balance as of March 31, 2026	147,981	$150.05
The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.
The following table summarizes the Company’s RSU activity for the three months ended March 31, 2026:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2025	1,623,933	$7.36
Granted	—	—
Forfeited	(5,171)	4.87
Vested	(617,830)	8.95
Unvested RSUs as of March 31, 2026	1,000,932	$6.41
There was approximately $5.4 million of total unrecognized compensation cost related to unvested stock options and RSUs as of March 31, 2026, which is expected to be recognized over a weighted-average period of 1.4 years.
NOTE 8:            INCOME TAXES
The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2026 as the Company incurred losses for financial statement and tax purposes for the three months ended March 31, 2026. The Company is forecasting additional net losses for financial statement and tax purposes for the remainder of the year ending

December 31, 2026. Therefore, no federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740, Income Taxes.
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
As of March 31, 2026, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.
NOTE 9:            EARNINGS PER SHARE
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
The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three months ended March 31,
	2026	2025
Net loss (in thousands)	$(18,441)	$(20,565)

Basic weighted-average common shares	24,634,443	9,292,066
Dilutive impact of share-based awards	—	—
Diluted weighted-average common shares (1)	24,634,443	9,292,066

Basic net loss per share:
Basic net loss per share	(0.75)	(2.21)

Diluted net loss per share:
Diluted net loss per share	(0.75)	(2.21)
(1)For the three months ended March 31, 2026 and the three months ended March 31, 2025 all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three months ended March 31, 2026, the Company excluded the following potential common shares, based on amounts outstanding at period end, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect under the treasury stock method; 429 unvested RSUs, 1,261 unsettled ESPP contributions, and 525,000 pre-funded warrants.

NOTE 10:            SEGMENT REPORTING
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
The table below summarizes the significant research and development and general and administrative expense categories regularly provided to the CODM for the three months ended March 31, 2026 and March 31, 2025. Due to the pause in development of the PBGENE-3243 program to prioritize the Company’s two lead programs, PBGENE-HBV and PBGENE-DMD, expenses for PBGENE-3243 have been recast for the periods presented below. The amounts previously reported under “PBGENE-3243 external development costs” are now reported within the “Platform development and early-stage research expense” line items:

	Three months ended March 31,
(in thousands)	2026	2025
Revenue	$10,838	$29
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	1,835	1,601
PBGENE-DMD external development costs	3,998	2,438
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	4,506	5,300
Laboratory supplies and services	373	538
CMOs and outsourced research and development	53	2,109
Facility-related costs, laboratory equipment, and maintenance	746	728
Depreciation and amortization	276	340
Licensing fees and other research and development costs	1,323	534
Total research and development expenses	$13,110	$13,588
General and administrative expense
Employee-related costs (including share-based compensation)	3,828	5,460
Consulting and professional services	1,436	1,536
Other operating expenses and all other costs	1,539	1,557
Total general and administrative expenses	$6,803	$8,553
Total operating expenses	$19,913	$22,141
Operating loss	(9,075)	(22,112)
Total other (expense) income	(9,366)	1,547
Net loss	$(18,441)	$(20,565)

NOTE 11:            WARRANTS
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
The fair value adjustment of the March 2024 Public Offering for the three months ended March 31, 2026 was $1.1 million using the Black-Scholes option-pricing model. As of March 31, 2026 all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of March 31, 2026:

Estimated dividend yield	—%
Weighted-average expected stock price volatility	77.80%
Weighted-average risk-free interest rate	3.81%
Expected term (in years)	2.92
Weighted-average fair value per option	$1.18
The fair value adjustment of the November 2025 Public Offering for the three months ended March 31, 2026 was $6.0 million using the Black-Scholes option-pricing model. As of March 31, 2026, all of the 6,107,500 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of March 31, 2026:

Estimated dividend yield	—%
Weighted-average expected stock price volatility	80.07%
Weighted-average risk-free interest rate	3.90%
Expected term (in years)	4.61
Weighted-average fair value per option	$3.25
The following table summarizes the Company’s warrant liability (in thousands):

Balance at December 31, 2025	$15,695
Issuance of warrants	—
Change in fair value of warrant liability	7,107
Balance at March 31, 2026	$22,802
NOTE 12:      SUBSEQUENT EVENTS
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
Wholly-Owned Portfolio
PBGENE-HBV is our wholly owned in vivo gene editing program under investigation in a global first-in-human clinical trial, ELIMINATE-B, which is designed to be a potentially curative treatment for chronic hepatitis B infection. In patients with chronic hepatitis B, cccDNA acts as the template to make new infectious viral particles. PBGENE-HBV is the only clinical stage program that targets the elimination of covalently closed circular DNA (“cccDNA”), the sole source of viral replication, leading to sustained loss of hepatitis B virus (“HBV”) DNA and other downstream viral markers. PBGENE-HBV is the first in vivo gene editing approach to prospectively employ repeat administrations of lipid nanoparticle (“LNP”).
As part of the ongoing assessment of the safety and efficacy profile of PBGENE-HBV after repeat doses in Part 1 dose finding, we have treated 16 patients with 38 administrations of PBGENE-HBV across five cohorts evaluating the impact of escalating dose levels as well as 8-week and 4-week dosing intervals. The goal during Part 1 of the study is to select the dose and schedule that achieves the desired therapeutic index to move to the expansion phase of the ELIMINATE-B trial.
Looking ahead, we expect to share further clinical data from the PBGENE-HBV program at hepatitis-focused medical conferences throughout 2026, starting with the European Association for the Study of the Liver (“EASL”).
In April 2026, we announced that a late-breaking poster for PBGENE-HBV was accepted for presentation at the EASL Congress 2026. The poster titled, “First evidence of elimination and inactivation of cccDNA in liver biopsies collected from patients with chronic hepatitis B treated with PBGENE-HBV” will be presented by investigator, Man-Fung Yuen, Chair and Professor of Gastroenterology and Hepatology at The University of Hong Kong.
Also in April 2026, we announced that we received Clinical Trial Application (“CTA”) approval to expand ELIMINATE-B into France and Romania, broadening the study’s footprint in Europe. Site initiation activities are underway and initial patient screening in those countries is expected in the second quarter of 2026.
PBGENE-DMD is our wholly-owned development program for the treatment of Duchenne muscular dystrophy, or DMD. PBGENE-DMD is designed to potentially improve function for approximately 60% of patients afflicted with DMD by employing two complementary ARCUS nucleases delivered in a single AAV to excise exons 45-55 of the dystrophin gene. The aim of this approach is to restore a near-full length functional dystrophin protein within the body that more closely resembles normal dystrophin as opposed to synthetic, truncated microdystrophin approaches with minimal functional benefit.
Following investigational new drug (“IND”) clearance from the U.S. Food and Drug Administration (“FDA”) in early 2026, we advanced Institutional Review Board (“IRB”) activities and clinical trial site activation for the FUNCTION-DMD Phase 1/2 clinical trial for PBGENE-DMD. In April 2026, we activated Arkansas Children’s Hospital as the first clinical trial site and are actively enrolling patients.

In March 2026, PBGENE-DMD received FDA Fast Track designation; we hosted a DMD investor event, and we presented preclinical PBGENE-DMD data highlighting durable dystrophin expression and functional benefit at the Muscular Dystrophy Association Clinical & Scientific Conference 2026.
PBGENE-3243 is a potential treatment for m.3243 associated mitochondrial disease that is designed to specifically target and eliminate mutant m.3243G mitochondrial DNA, thereby eliminating the root cause of the disease. We have paused development of PBGENE-3243 to prioritize our two lead programs, PBGENE-HBV and PBGENE-DMD.
Partnered In Vivo Gene Editing Program
In partnership with iECURE, ECUR-506 is an ARCUS-mediated in vivo targeted gene insertion program currently in a first-in-human trial, OTC-HOPE, evaluating ECUR-506 as a potential treatment for neonatal onset ornithine transcarbamylase (“OTC”) deficiency. iECURE previously announced alignment with the FDA on key study elements could support a potential Biologics License Application (“BLA”). The OTC-HOPE study is ongoing in the U.K., the U.S., Australia, and Spain.
iECURE expects to present clinical data from the ongoing OTC-HOPE clinical trial at the American Society of Gene & Cell Therapy (“ASGCT”) Annual Meeting in May 2026. The oral presentation at ASGCT will include preliminary data from study participants in the first three dose cohorts (n=7) of the ongoing OTC-HOPE study, including a decreased rate of hyperammonemic crises following ECUR-506 administration. In addition, iECURE plans to present a poster at the Society for Inherited Metabolic Disorders Annual Meeting in May 2026 featuring one-year post-treatment data from the first infant dosed in the study who achieved a complete clinical response as defined by study protocol, including sustained discontinuation of standard-of-care therapies.
Non-Core Ex Vivo Programs
Imugene continues development of azer-cel in diffuse large B-cell lymphoma and has received written guidance from the FDA regarding the registrational pathway for azer-cel. The guidance provided clear alignment with the FDA across key elements required to support advancement into a pivotal study, including dosing regimen, patient population, endpoints, and manufacturing readiness. Azer-cel has been selected for oral presentation at the 2026 American Society of Clinical Oncology Annual Meeting being held in May 2026.
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
Change in Equity Method Investment
Changes in fair value on our equity method investment represents changes in the investment value of our equity method investee, Elo Life Systems, Inc. (“Elo”). As of March 31, 2026, Elo is no longer classified as an equity method investment. Any subsequent changes to the investment’s fair value will be recorded through the other fair value adjustments line item.

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
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the March 2024 Public Offering and November 2025 Public Offering. Refer to Note 11, Warrants, in the accompanying notes to the financial statements for more information on the fair value assumptions.
Interest Expense
Interest expense consists of interest payments incurred and discount amortization on debt outstanding.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents.
Gain (loss) on Disposal of Assets
Gain (loss) on disposal of assets represents the difference between the sale price and remaining net book value of sold assets at the time of their sale.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and March 31, 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and March 31, 2025, together with the changes in those items:

	For the Three Months Ended March 31,
(in thousands)	2026	2025	Change
Revenue	$10,838	$29	$10,809
Operating expenses
Research and development	13,110	13,588	(478)
General and administrative	6,803	8,553	(1,750)
Total operating expenses	19,913	22,141	(2,228)
Operating loss	(9,075)	(22,112)	13,037
Other (expense) income:
Gain from equity method investment	—	1,342	(1,342)
(Loss) gain on changes in other fair value adjustments	(2,951)	49	(3,000)
Loss on change in fair value of warrant liability	(7,107)	(804)	(6,303)
Interest expense	(311)	(354)	43
Interest income	999	1,323	(324)
Gain (loss) on disposal of assets	4	(9)	13
Total other (expense) income	(9,366)	1,547	(10,913)
Net loss	$(18,441)	$(20,565)	$2,124

Revenue
Revenue for the three months ended March 31, 2026 was $10.8 million, compared to less than $0.1 million for the three months ended March 31, 2025. The increase in revenue was the result of revenue recognized under the TG License Agreement and a legacy ARCUS agriculture gene editing agreement during the three months ended March 31, 2026.
Research and Development Expenses
Due to the pause in development of PBGENE-3243 to prioritize our two lead programs, PBGENE-HBV and PBGENE-DMD, expenses for PBGENE-3243 have been recast for the periods presented below. The amounts previously reporting under “PBGENE-3243 external development costs” are now reported within the “Platform development and early-stage research expense” line item.

	Three months ended March 31,
(in thousands)	2026	2025	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	$1,835	$1,601	$234
PBGENE-DMD external development costs	3,998	2,438	1,560
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	4,506	5,300	(794)
Laboratory supplies and services	373	538	(165)
CMOs and outsourced research and development	53	2,109	(2,056)
Facility-related costs, laboratory equipment, and maintenance	746	728	18
Depreciation and amortization	276	340	(64)
Licensing fees and other research and development costs	1,323	534	789
Total research and development expenses	$13,110	$13,588	$(478)
Research and development expenses for the three months ended March 31, 2026 were $13.1 million, compared to $13.6 million for the three months ended March 31, 2025. The decrease of $0.5 million was primarily due to a $2.3 million decrease in platform development and early-stage research expenses, partially offset by a $1.8 million increase in our direct expenses in PBGENE-DMD and PBGENE-HBV.
The decrease in platform development and early-stage research expenses of $2.3 million was primarily the result of paused development of the PBGENE-3243 program as well as a reduction in employee-related costs, partially offset by an increase in licensing fees and other research and development costs. Direct expenses in PBGENE-DMD increased by $1.6 million as we initiated IRB activities and clinical trial site activation for the FUNCTION-DMD Phase 1/2 clinical trial.
General and Administrative Expenses
General and administrative expenses were $6.8 million for the three months ended March 31, 2026, compared to $8.6 million for the three months ended March 31, 2025. The decrease of approximately $1.8 million was primarily due to a $1.6 million decrease in employee-related costs.
Gain from Equity Method Investment
For the three months ended March 31, 2025, the $1.3 million gain from equity investment was the result of a $2.3 million gain recorded from our proportionate share of Elo’s proceeds from a Series A-2 financing in such period, partially offset by our proportionate share of Elo’s loss. As of March 31, 2026, Elo is no longer classified as an equity method investment. There were no changes to the investment value for the three months ended March 31, 2026 and any subsequent changes in the investment’s fair value will be recorded through other fair value adjustments.
(Loss) Gain on Changes in Other Fair Value Adjustments
Loss on changes in other fair value adjustments was $3.0 million for the three months ended March 31, 2026, which is attributable to the decrease in fair value on the ordinary shares held for Imugene Limited. Gain on changes in other fair value adjustments was less than $0.1 million for the three months ended March 31, 2025, which was primarily attributable to the increase in fair value on the ordinary shares held for Imugene Limited.
Loss on Change in Fair Value of Warrant Liability
The non-cash loss from change in fair value of the warrant liability was $7.1 million for the three months ended March 31, 2026 compared to a non-cash loss of $0.8 million for the three months ended March 31, 2025, which represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering and November 2025 Public Offering.
Interest Expense
Interest expense was $0.3 million for the three months ended March 31, 2026 compared to $0.4 million for the three months ended March 31, 2025 primarily driven by declining interest rates on the 2024 Term Loan over the comparison period.
Interest Income
Interest income was $1.0 million during the three months ended March 31, 2026 compared to $1.3 million during the three months ended March 31, 2025. The decrease of approximately $0.3 million was primarily driven by the Elo note receivable interest accrued for in the prior year as well as declining interest rates which was partially offset by a higher cash balance for the current period.
Gain (loss) on Disposal of Assets
Gain on disposal of assets was less than $0.1 million during the three months ended March 31, 2026 compared to the loss on disposal of assets of less than $0.1 million during the three months ended March 31, 2025.
Liquidity and Capital Resources
Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.
We have incurred significant operating losses since our inception and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of March 31, 2026, we had an accumulated deficit of $546.6 million.
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
As of March 31, 2026, we had cash and cash equivalents of $99.4 million and $26.5 million in restricted cash under the 2024 Term Loan and compensatory arrangements with certain of our officers, respectively. Refer to Note 4, Commitments and Contingencies, in the accompanying notes to the financial statements for more information on these compensatory arrangements. Pursuant to our July 31, 2024 amended and restated loan and security agreement with Banc of California (the “2024 Loan and Security Agreement”), we are not entitled to borrow any additional amounts under the 2024 Term Loan and are required to maintain an aggregate balance in a cash security account with Banc of California (the “Cash Security Account”) at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.

As described in Part II. Item 1A. “Risk Factors,” we believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, continued fiscal and operating discipline, and availability of our at-the-market (“ATM”) facility will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of current global macroeconomic conditions. If we are unable to obtain sufficient financing on a timely basis or on favorable terms, we may be required to significantly delay, alter reduce or eliminate one or more of our research or product development programs and/or commercialization efforts, or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We may also be otherwise unable to execute our business plan or growth strategy, or capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.
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
Cash Flows
Our cash, cash equivalents, and restricted cash totaled $125.8 million and $99.8 million as of March 31, 2026 and March 31, 2025, respectively.
The following table summarizes our sources and uses of cash for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2026	2025	Change
Cash flows used in operating activities:
Net loss	$(18,441)	$(20,565)	$2,124
Non-cash adjustments	12,360	2,808	9,552
Changes in operating assets and liabilities	(5,856)	(1,295)	(4,561)
Net cash used in operating activities	(11,937)	(19,052)	7,115
Net cash used in investing activities	(114)	(314)	200
Net cash provided by financing activities	745	10,687	(9,942)
Decrease in cash, cash equivalents, and restricted cash	$(11,306)	$(8,679)	$(2,627)
Cash Used in Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs.
Cash used in operating activities during the three months ended March 31, 2026 was $11.9 million compared to $19.1 million during the three months ended March 31, 2025. The $7.1 million decrease in cash used in operating activities was primarily driven by a $2.1 million decrease in net loss and an increase of $9.6 million in non-cash adjustments, partially offset by $4.6 million in changes in operating assets and liabilities.
The increase in non-cash adjustments was primarily driven by the net change in fair value of warrants during the three months ended March 31, 2026 compared to during the three months ended March 31, 2025. Also contributing to the increase in non-cash adjustments was the change in fair value of the Imugene ordinary shares during the three months ended March 31, 2026.

The change in cash used in operating assets and liabilities is primarily driven by the net changes of accounts receivable as a result of an outstanding receivable from a legacy ARCUS agriculture gene editing collaboration agreement during the three months ended March 31, 2026 as well as the net changes in prepaid expenses year over year, partially offset by the net changes in other liabilities and other current liabilities year over year.

Cash Used in Investing Activities
Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the three months ended March 31, 2026 was $0.1 million, compared to $0.3 million used in investing activities in the three months ended March 31, 2025. The decrease in cash used in investing activities was primarily the result of a $0.2 million decrease in intangible asset purchases during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Cash Provided by Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 was $0.7 million, compared to $10.7 million during the three months ended March 31, 2025. The $9.9 million decrease in cash provided by financing activities during the three months ended March 31, 2026 was primarily due to $9.5 million in net proceeds from the issuance of common stock through the Company's ATM facility during the three months ended March 31, 2025, whereas there were no proceeds from the issuance of common stock through the Company's ATM facility during the three months ended March 31, 2026.
Debt Obligations
The stated interest rate under the 2024 Term Loan is equal to the greater of 1.50% below the Prime Rate or 4.5%. As of March 31, 2026, the outstanding principal balance on the 2024 Term Loan was $22.5 million, the stated interest rate was 5.25% and the effective interest rate was 5.62%.
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
We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, continued fiscal and operating discipline, and availability of our ATM facility will be sufficient to fund our operating expenses, including our PBGENE-HBV and PBGENE-DMD data milestones, and capital expenditure requirements through 2028. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity or debt financings, collaboration agreements, other third‑party funding, strategic alliances, licensing arrangements and marketing and/or distribution arrangements. See “Risk Factors–– We will need substantial additional funding, and if we are unable to raise a sufficient amount of capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.” in Part II. Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of our ability to generate and obtain adequate amounts of funding in connection with our continuing operations.
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
Common Stock Offering
In November 2025, we entered into an underwriting agreement relating to the offering, issuance and sale of an aggregate of 10,815,000 shares of our common stock and accompanying one-half warrants to purchase up to an aggregate of 5,407,500 shares of our common stock at a combined offering price of $6.14 per share. Additionally, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 1,400,000 shares of common stock and accompanying one-half warrants to purchase up to 700,000 shares of common stock at a combined offering price of $6.139995. Each whole warrant has a five year term and an exercise price of $7.25 per share. The offering was made pursuant to a registration statement on Form S-3. Gross proceeds from the transaction were $75.0 million before deducting underwriting discounts and commissions and offering expenses of approximately $5.0 million. We intend to use the net proceeds of the offering to fund ongoing and planned research and development, and for working capital and other general corporate purposes.
Contractual Obligations and Commitments
In addition to the contractual obligations and commitments as described elsewhere in this Quarterly Report on Form 10-Q with respect to leases, the 2024 Term Loan, and intellectual property licenses, we also enter into contracts in the normal course of business with CMOs, universities, and other third parties for preclinical research studies, testing, manufacturing services, and other services and products for operating purposes. There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
We do not have any material capital expenditure commitments as of March 31, 2026.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the three months ended March 31, 2026. There have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash, cash equivalents and restricted cash of $125.8 million, or approximately 87% of our total assets, on March 31, 2026 and $137.2 million, or approximately 89% of our total assets, on December 31, 2025. Interest income earned was $1.0 million and $1.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents as of March 31, 2026.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $18.4 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $546.6 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and ATM offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.
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
We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, continued fiscal and operating discipline, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. We expect our cash runway to be sufficient to fund PBGENE-HBV and PBGENE-DMD data milestones through 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including the outcomes of preclinical studies and clinical trials, our ability to obtain regulatory approval, investor interest in and the likelihood of commercial success of particular product candidates and programs, and other factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations and licensing arrangements, or abandon one or more product candidates or programs in the event that sufficient funding is not available.
Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. Our future capital requirements will depend on many factors, including
•the timing, scope, progress, costs, results and analysis of results of research activities, preclinical studies and potential clinical trials for any of our product candidates;
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
We are at an early stage of development of the product candidates currently in our programs and are continuing to develop our ARCUS technology. To date, we have invested substantially all of our efforts and financial resources to develop ARCUS and advance our current product development programs, including conducting preclinical studies, early stage clinical trials and other early research and development activities, and providing general and administrative support for these operations. Due to the strategic transaction with Imugene for our azer-cel for cancer, as well as our CAR T infrastructure and cell therapy teams, and the TG License Agreement, we are now solely focused on leveraging our ARCUS genome editing platform to advance a new potential class of gene editing programs that go beyond gene knockouts in the liver and carry out sophisticated edits such as gene insertions, gene excision, and gene elimination in human therapeutics. We are also currently using our ARCUS technology to develop our lead in vivo gene editing programs targeting HBV and DMD, among other indications. Our future success is dependent on our ability to successfully develop and, where applicable, obtain regulatory approval for, including marketing approval for, and then successfully commercialize, product candidates, either alone or with collaborators. We have not yet developed and commercialized any product candidates, and we may not be able to do so, alone or with collaborators.
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
The developmental and commercial success of our current development programs or future product candidates, or any that we develop alone or with collaborators in the future, will depend in part on public acceptance of the use of genome editing technology for the prevention or treatment of human diseases. Adverse public perception of applying genome editing technology for these purposes may negatively impact our ability to raise capital or enter into strategic agreements for the development of product candidates.
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
If any such events occur, clinical trials or commercial distribution of any product candidates or products we develop alone or with collaborators could be suspended or terminated, and our business and reputation could suffer substantial harm. Treatment-related side effects could affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us or our collaborators to cease further development of, deny approval of or require us to cease selling any product candidates or products for any or all targeted indications. If we or our collaborators elect, or are required, to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated. For information regarding our current clinical trials, please refer to Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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
As of March 31, 2026, we had 66 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.
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
Current or future collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. Additionally, we may be restricted by collaboration agreements from entering into future agreements on certain terms or for certain development activities with potential collaborators. For example, we have granted exclusive rights or options to iECURE for certain targets, and during the term of our collaboration and license agreements we will be restricted from granting rights to other parties to use our ARCUS technology to pursue potential products that address those targets. Similarly, our collaboration agreements have in the past and may in the future contain non-competition provisions that could limit our ability to enter into strategic collaborations with future collaborators.
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
Some of our in-licensed intellectual property has been discovered through government funded research and thus may be subject to federal regulations such as “march-in rights”, certain reporting requirements and a preference for U.S.-

based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with foreign manufacturers.
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
As of March 31, 2026, we had cash, cash equivalents and restricted cash of $125.8 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since March 31, 2026, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits, and we currently maintain and are required to maintain such deposits at the Banc of California pursuant to the 2024 Loan and Security Agreement. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 23, 2026, we issued 201,504 shares of our common stock to TG Cell Therapy, Inc. (“TG Subsidiary”) in exchange for the deferred cash payment of $2.25 million that we received as partial consideration for the license rights we granted to TG Therapeutics pursuant to the TG License Agreement. The issuance of the shares to TG Subsidiary was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereunder.
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

Precision BioSciences, Inc.

Date: May 5, 2026	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: May 5, 2026	By:	/s/ John Alexander Kelly
John Alexander Kelly
Chief Financial Officer (principal financial officer and principal accounting officer)