Form 10-Q
period 2026-06-30
PRECISION BIOSCIENCES INC
filed 2026-08-06
CIK 1357874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of August 3, 2026, the registrant had 27,601,554 shares of common stock, $0.000005 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PRECISION BIOSCIENCES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$86,076	$110,823
Accounts receivable	—	—
Marketable securities	1,473	4,762
Prepaid expenses	3,995	3,110
Other current assets	5	45
Total current assets	91,549	118,740
Restricted cash	26,330	26,330
Property, equipment, and software—net	964	1,425
Intangible assets—net	1,093	1,166
Right-of-use assets—net	5,114	5,805
Investment in equity securities	744	744
Other assets	126	206
Total assets	$125,920	$154,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$828	$296
Accrued compensation	2,365	4,747
Accrued research and development expenses	1,751	1,714
Lease liabilities	1,608	1,507
Other current liabilities	588	649
Total current liabilities	7,140	8,913
Loan payable	22,421	22,404
Lease liabilities	4,072	4,897
Warrant liability	36,693	15,695
Contract liabilities	10,000	10,000
Other noncurrent liabilities	301	259
Total liabilities	80,627	62,168
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 26,460,573 shares issued and 26,433,558 shares outstanding as of June 30, 2026; 24,115,346 shares issued and 24,088,425 shares outstanding as of December 31, 2025	1	1
Additional paid-in capital	625,525	621,387
Accumulated deficit	(579,281)	(528,188)
Treasury stock	(952)	(952)
Total stockholders’ equity	45,293	92,248
Total liabilities and stockholders’ equity	$125,920	$154,416
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$18	$10,838	$47
Operating expenses
Research and development	12,394	12,768	25,504	26,356
General and administrative	6,767	9,127	13,570	17,680
Total operating expenses	19,161	21,895	39,074	44,036
Operating loss	(19,161)	(21,877)	(28,236)	(43,989)
Other (expense) income:
(Loss) gain from equity method investment	—	(665)	—	677
Loss on changes in other fair value adjustments	(244)	(2,464)	(3,195)	(2,415)
(Loss) gain on change in fair value of warrant liability	(13,891)	753	(20,998)	(51)
Interest expense	(300)	(358)	(611)	(712)
Interest income	943	1,116	1,942	2,439
Gain (loss) on disposal of assets	1	(25)	5	(34)
Total other expense	(13,491)	(1,643)	(22,857)	(96)
Net loss	$(32,652)	$(23,520)	$(51,093)	$(44,085)

Net loss per share
Basic	$(1.26)	$(2.13)	$(2.02)	$(4.33)
Diluted	$(1.26)	$(2.13)	$(2.02)	$(4.33)

Weighted-average shares of common stock outstanding
Basic	25,856,628	11,046,401	25,248,912	10,174,193
Diluted	25,856,628	11,046,401	25,248,912	10,174,193
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance- December 31, 2024	8,229,730	$1	$539,808	$(482,464)	$(952)	$56,393
Issuance of common stock under employee stock purchase plan	30,999	—	140	—	—	$140
Share-based compensation expense	—	—	2,822	—	—	$2,822
Issuance of common stock to licensees	220,712	—	1,031	—	—	$1,031
Issuance of common stock through ATM facility, net of issuance cost	1,818,886	—	9,516	—	—	$9,516
Settlement of restricted stock units	275,540	—	—	—	—	—
Net loss	—	—	—	(20,565)	—	$(20,565)
Balance- March 31, 2025	10,575,867	$1	$553,317	$(503,029)	$(952)	$49,337
Share-based compensation expense	—	—	2,937	—	—	2,937
Issuance of common stock through ATM facility, net of issuance cost	1,036,488	—	5,300	—	—	5,300
Settlement of restricted stock units	51,641	—	—	—	—	—
Net loss	—	—	—	(23,520)	—	(23,520)
Balance- June 30, 2025	11,663,996	$1	$561,554	$(526,549)	$—	$34,054

Balance- December 31, 2025	24,115,346	$1	$621,387	$(528,188)	$(952)	$92,248
Issuance of common stock under employee stock purchase plan	23,233	—	83	—	—	83
Share-based compensation expense	—	—	1,549	—	—	1,549
Issuance of common stock to licensees	201,504	—	662	—	—	662
Issuance of common stock from pre-funded warrants	875,000	—	—	—	—	—
Settlement of restricted stock units	617,830	—	—	—	—	—
Net loss	—	—	—	(18,441)	—	(18,441)
Balance- March 31, 2026	25,832,913	$1	$623,681	$(546,629)	$(952)	$76,101
Share-based compensation expense	—	—	1,844	—	—	1,844
Issuance of common stock from pre-funded warrants	525,000	—	—	—	—	—
Settlement of restricted stock units	102,660	—	—	—	—	—
Net loss	—	—	—	(32,652)	—	(32,652)
Balance- June 30, 2026	26,460,573	$1	$625,525	$(579,281)	$(952)	$45,293
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(51,093)	$(44,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552	773
Share-based compensation	3,393	5,759
(Gain) loss on disposal of assets	(5)	34
Non-cash interest expense	115	146
Amortization of right-of-use assets	691	628
Loss on changes in other fair value adjustments	3,195	2,415
Gain from equity method investment	—	(677)
Amortization of discount on note receivable	—	(451)
Loss on change in fair value of warrant liability	20,998	51
Changes in operating assets and liabilities:
Prepaid expenses	(885)	(1,009)
Marketable securities	80	464
Accounts receivable	—	229
Contract asset	—	1,469
Other assets and other current assets	120	(45)
Accounts payable	526	93
Other liabilities and other current liabilities	(2,342)	(4,441)
Deferred revenue	—	(43)
Lease liabilities	(724)	(633)
Net cash used in operating activities	(25,379)	(39,323)
Cash flows used in investing activities:
Purchases of property, equipment and software	(18)	(66)
Purchases of intangible assets	(100)	(265)
Proceeds from sale of equipment	5	5
Net cash used in investing activities	(113)	(326)
Cash flows provided by financing activities:
Proceeds from employee stock purchase plan	83	140
Proceeds from issuance of common stock through ATM facility, net of issuance cost	—	14,816
Proceeds from issuance of common stock to collaboration partners and licensees	662	1,031
Net cash provided by financing activities	745	15,987
Net decrease in cash and cash equivalents	(24,747)	(23,662)
Cash, cash equivalents, and restricted cash — beginning of period	137,153	108,468
Cash, cash equivalents, and restricted cash — end of period	$112,406	$84,806
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$86,076	$62,242
Restricted cash	$26,330	$22,564
Total of cash, cash equivalents and restricted cash	$112,406	$84,806
Supplemental disclosures of cash flow information:
Intangible asset additions included in accounts payable and accrued expenses and other current liabilities	$200	$—
Cash paid for interest	$599	$685
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
The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of June 30, 2026 and its condensed results of operations and cash flows for the three and six months ended June 30, 2026 and 2025, have been made. The Company’s condensed results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.
Summary of Significant Accounting Policies
The Company’s complete listing of significant accounting policies is set forth in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Notes to Condensed Financial Statements on its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to these policies as of June 30, 2026.
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

NOTE 2:            FAIR VALUE MEASUREMENTS
The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

June 30, 2026	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,560	$15,560	$—	$—
Investment in iECURE	744	—	—	744
Imugene Marketable Securities	1,473	1,473	—	—
	$17,777	$17,033	$—	$744

Liabilities:
Final payment fee	$187	$—	$187	$—
Warrant liability	36,693	—	—	36,693
	$36,880	$—	$187	$36,693

December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,286	$15,286	$—	$—
Investment in iECURE	744	—	—	744
Imugene Marketable Securities	4,762	4,762	—	—
	$20,792	$20,048	$—	$744

Liabilities:
Final payment fee	$208	$—	$208	$—
Warrant Liability	15,695	—	—	15,695
	$15,903	$—	$208	$15,695
The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended June 30, 2026 (in thousands). The warrant reconciliation is disclosed in Note 11, Warrants:

Investment in iECURE
Balance December 31, 2025	$744
(Loss) gain from changes in fair value included in earnings	—
Balance June 30, 2026	$744
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

NOTE 3:            DEBT
Loan and Security Agreement
On July 31, 2024, the Company entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California pursuant to which Banc of California provided the Company with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%. On June 10, 2026, the Company and Banc of California entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment”). The First Amendment amended the 2024 Term Loan between the Company and Banc of California (as amended, including the First Amendment, the “Loan and Security Agreement”). The First Amendment extended the maturity date of the Term Loan, as defined in the Loan and Security Agreement, from June 30, 2027 to December 31, 2029. As of June 30, 2026, the stated interest rate on the Loan and Security Agreement was 5.25% and the effective interest rate was 5.43%.
Additionally, as of June 30, 2026, $22.5 million in borrowings were outstanding under the Loan and Security Agreement and the unamortized debt discount balance was less than $0.1 million. Refer to Note 12, Debt, to the Company’s audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2025, for more information related to the Loan and Security Agreement.
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
Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the condensed balance sheets as of June 30, 2026 and December 31, 2025.

Leases
The Company has an operating lease for real estate in North Carolina and does not have any finance leases.
The elements of lease expense were as follows:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Lease Cost
Operating lease cost	$965	$964
Short-term lease cost	273	391
Variable lease cost	210	245
Sublease income	(263)	—
Total Lease Cost	$1,185	$1,600

Other Information
Operating cash flows used for operating leases	997	969

Operating Leases
Weighted-average remaining lease term (in years)	3.1	4.1

Operating Leases
Weighted-average discount rate	9.2%	9.2%
Future minimum lease payments under non-cancelable operating leases with terms of greater than one year as of June 30, 2026, were as follows:

(in thousands)	Amount
2026 (remainder of year)	$1,022
2027	2,078
2028	2,140
2029	1,269
Total lease payments	$6,509
Less: imputed interest	829
Total operating lease liabilities	$5,680
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
Compensatory Arrangements of Certain Officers
On August 26, 2025, the Company entered into amended and restated employment agreements to help retain each of its then-serving executive officers: Michael Amoroso, the Company’s President and Chief Executive Officer; Alex Kelly, the Company’s Chief Financial Officer; Dario Scimeca, the Company’s General Counsel and Secretary; and Jeff Smith, the Company’s Chief Research Officer. The amended employment agreements include, among other things, a requirement to fund the cash severance and expenses in an escrow account. As a result, the Company entered into escrow arrangements with JPMorgan Chase Bank, N.A. and the executives with respect to the funded amounts. Interest earned from the escrow account accrues to the Company and any unused funds return to the Company. As of June 30, 2026, the escrow account cash balance was $3.8 million.

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
On November 10, 2025, the Company entered into an underwriting agreement relating to the issuance and sale of 10,815,000 shares of the Company's common stock, par value $0.000005 per share, and accompanying one-half warrants to purchase up to 5,407,500 shares of the Company's common stock at a combined price of $6.14 per share. Further, in lieu of common stock to certain investors, the Company issued pre-funded warrants to purchase up to 1,400,000 shares of the Company's common stock and accompanying one-half warrants to purchase up to 700,000 shares of the Company's common stock at a combined price of $6.139995 per share. Each whole warrant has a five-year term and an exercise price of $7.25 per share. The offering resulted in approximately $70.0 million of net proceeds to the Company after deducting the underwriting discount and offering expenses of approximately $5.0 million. During the six months ended June 30, 2026, pre-funded warrants were exercised to purchase 1,400,000 shares of the Company's common stock. No pre-funded warrants remained outstanding as of June 30, 2026.
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
The 201,504 shares purchased at a purchase price of $11.1660 per share in connection with the Initial Milestone represented a premium paid over the Company's stock value at the milestone achievement date. Management concluded that the stock premium was to be combined with the cash consideration received in connection with the achievement of the milestone in accordance with ASC 606. Of the total $7.5 million received for the Initial Milestone achievement, the Company applied equity accounting guidance to measure the $0.7 million recorded in equity upon issuance of the shares, and $6.8 million was identified as the transaction price of the milestone that would be allocated to revenue. As such, during the six months ended June 30, 2026, the Company recognized $6.8 million revenue under the TG License Agreement. During the six months ended June 30, 2025, the Company recognized no revenue under the TG License Agreement.

Collaboration and License Agreement with Novartis
During the six months ended June 30, 2026, the Company recognized no revenue under the collaboration and license agreement between the Company and Novartis Pharma AG (the “Novartis Agreement”) as the Novartis Agreement was terminated in the prior year. During the six months ended June 30, 2025, the Company recognized revenue under the Novartis Agreement of less than $0.1 million. There is no deferred revenue related to the Novartis Agreement as of June 30, 2026 or December 31, 2025.
Development and License Agreement with iECURE
The Company adjusts the carrying value of the iECURE, Inc. (“iECURE”) equity to fair value each reporting period with any changes in fair value recorded to other (expense) income. There was no change in the fair value of the iECURE equity during the six months ended June 30, 2026 and a 2.5 million decrease in the fair value of the iECURE equity during the six months ended June 30, 2025.
Research and License Agreement with an Agriculture Industry Collaboration Partner
During the six months ended June 30, 2026, the Company recognized $4.0 million in revenue under a legacy ARCUS gene editing research and license agreement milestone from an agriculture industry collaboration partner. The collaboration was concluded in April 2026.
NOTE 7:            SHARE-BASED COMPENSATION
The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of June 30, 2026 there were 15,784 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.
The 2019 Incentive Award Plan (as amended and restated, the “2019 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 35,626 stock options and 2,899,866 restricted stock units (“RSUs”) outstanding as of June 30, 2026.
The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of June 30, 2026, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 1,825,822 pursuant to this provision. Additionally, the number of shares available for issuance under the plan was increased by an additional 630,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on June 4, 2024 and by an additional 3,800,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on May 21, 2026. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of June 30, 2026, 2,284,462 shares were available to be issued under the 2019 Plan.
The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2026, we had issued 130,143 shares under the 2019 ESPP. As of June 30, 2026, 20,900 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the 2019 ESPP of less than $0.1 million during each of the six months ended June 30, 2026 and the six months ended June 30, 2025.
The 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”) provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 1,100,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of June 30, 2026, 976,785 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 96,201 stock options and 13,804 RSUs outstanding as of June 30, 2026.
The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee	$1,692	$2,740	$3,106	$5,379
Nonemployee	152	197	287	379
	$1,844	$2,937	$3,393	$5,758
Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$450	$398	$832	$901
General and administrative	1,394	2,539	2,561	4,857
	$1,844	$2,937	$3,393	$5,758
The following table summarizes activity in the Company’s stock option plans for the six months ended June 30, 2026:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2025	168,993	$165.54
Granted	—	—
Exercised	—	—
Forfeited/canceled	(21,382)	270.63
Balance as of June 30, 2026	147,611	$150.32
The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.
The following table summarizes the Company’s RSU activity for the six months ended June 30, 2026:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2025	1,623,933	$7.36
Granted	2,028,345	7.02
Forfeited	(18,118)	4.94
Vested	(720,490)	8.40
Unvested RSUs as of June 30, 2026	2,913,670	$6.88
There was approximately $17.8 million of total unrecognized compensation cost related to unvested stock options and RSUs as of June 30, 2026, which is expected to be recognized over a weighted-average period of 2.2 years.
NOTE 8:            INCOME TAXES
The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2026 as the Company incurred losses for financial statement and tax purposes for the six months ended June 30, 2026. The Company is forecasting additional net losses for financial statement and tax purposes for the remainder of the year ending December 31, 2026. Therefore, no federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740, Income Taxes.

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
As of June 30, 2026, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.
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
The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss (in thousands)	$(32,652)	$(23,520)	$(51,093)	$(44,085)

Basic weighted-average common shares	25,856,628	11,046,401	25,248,912	10,174,193
Dilutive impact of share-based awards	—	—	—	—
Diluted weighted-average common shares (1)	25,856,628	11,046,401	25,248,912	10,174,193

Basic net loss per share:
Basic net loss per share	(1.26)	(2.13)	(2.02)	(4.33)

Diluted net loss per share:
Diluted net loss per share	(1.26)	(2.13)	(2.02)	(4.33)
(1)For the three and six months ended June 30, 2026 and June 30, 2025, all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2026, the Company excluded the following potential common shares, based on amounts outstanding at period end, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect under the treasury stock method: 199,558 unvested RSUs and 9,170 unsettled ESPP contributions for the three months ended June 30, 2026 and 115,244 unvested RSUs and 7,716 unsettled ESPP contributions for the six months ended June 30, 2026.

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
The tables below summarize the significant research and development and general and administrative expense categories regularly provided to the CODM for the three months ended June 30, 2026 and June 30, 2025 and the six months ended June 30, 2026 and June 30, 2025. Due to the pause in development of the PBGENE-3243 program to prioritize the Company’s two lead programs, PBGENE-HBV and PBGENE-DMD, expenses for PBGENE-3243 have been recast for the periods presented below. The amounts previously reported under “PBGENE-3243 external development costs” are now reported within the “Platform development and early-stage research expense” line items:

	Three months ended June 30,
(in thousands)	2026	2025
Revenue	$—	$18
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	2,031	1,378
PBGENE-DMD external development costs	4,259	4,163
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	4,733	4,766
Laboratory supplies and services	309	570
CMOs and outsourced research and development	204	239
Facility-related costs, laboratory equipment, and maintenance	600	807
Depreciation and amortization	229	330
Licensing fees and other research and development costs	29	515
Total research and development expenses	$12,394	$12,768
General and administrative expense
Employee-related costs (including share-based compensation)	3,986	5,730
Consulting and professional services	1,500	1,665
Other operating expenses and all other costs	1,281	1,732
Total general and administrative expenses	$6,767	$9,127
Total operating expenses	$19,161	$21,895
Operating loss	(19,161)	(21,877)
Total other (expense) income	(13,491)	(1,643)
Net loss	$(32,652)	$(23,520)

	Six months ended June 30,
(in thousands)	2026	2025
Revenue	$10,838	$47
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	3,866	2,979
PBGENE-DMD external development costs	8,257	6,601
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	9,239	10,066
Laboratory supplies and services	682	1,108
CMOs and outsourced research and development	257	2,348
Facility-related costs, laboratory equipment, and maintenance	1,346	1,535
Depreciation and amortization	505	670
Licensing fees and other research and development costs	1,352	1,049
Total research and development expenses	$25,504	$26,356
General and administrative expense
Employee-related costs (including share-based compensation)	7,814	11,190
Consulting and professional services	2,936	3,201
Other operating expenses and all other costs	2,820	3,289
Total general and administrative expenses	$13,570	$17,680
Total operating expenses	$39,074	$44,036
Operating loss	(28,236)	(43,989)
Total other (expense) income	(22,857)	(96)
(Loss) income from operations	$(51,093)	$(44,085)
Net (loss) income	$(51,093)	$(44,085)

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
The fair value adjustment of the March 2024 Public Offering for the six months ended June 30, 2026 was $3.4 million using the Black-Scholes option-pricing model. As of June 30, 2026, all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of June 30, 2026:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	78.08%
Weighted-average risk-free interest rate	4.15%
Expected term (in years)	2.67
Weighted-average fair value per option	$2.12

The fair value adjustment of the November 2025 Public Offering for the six months ended June 30, 2026 was $17.6 million using the Black-Scholes option-pricing model. As of June 30, 2026, all of the 6,107,500 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of June 30, 2026:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	81.23%
Weighted-average risk-free interest rate	4.18%
Expected term (in years)	4.36
Weighted-average fair value per option	$5.14
The following table summarizes the Company’s warrant liability (in thousands):

Balance at December 31, 2025	$15,695
Issuance of warrants	—
Change in fair value of warrant liability	20,998
Balance at June 30, 2026	$36,693
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
Wholly-Owned Portfolio
PBGENE-HBV is our wholly owned in vivo gene editing program under investigation in a global clinical trial, ELIMINATE-B, which is designed to be a potentially curative treatment for chronic hepatitis B infection. PBGENE-HBV targets and eliminates covalently closed circular DNA (“cccDNA”), the sole source of viral replication, leading to sustained loss of pre-genomic RNA (“pgRNA”), the precursor for hepatitis B virus (“HBV”) DNA. PBGENE-HBV is the first and only in vivo gene elimination approach to prospectively employ repeat administrations of lipid nanoparticle (“LNP”) in chronic hepatitis B with the goal of complete viral cure.
On May 27, 2026, we presented new and late-breaking clinical data from the ongoing ELIMINATE-B study at the European Association for the Study of the Liver (“EASL”) Congress 2026 in Barcelona, Spain. The data cut on May 4, 2026 was based on 38 doses administered across 16 patients in five cohorts.
Liver biopsy data demonstrated a 1-log (10-fold) reduction in cccDNA-derived transcripts in one patient after only two administrations of PBGENE-HBV at 0.4 mg/kg, with less than 1% of cccDNA remaining post-treatment. Further biopsy analysis of a second patient, who received three doses at the same dose level and schedule, demonstrated that repeat administrations of PBGENE-HBV cumulatively increase the anti-cccDNA effect in the liver. Together, the biopsy data delivered proof that a gene editor can directly target and eliminate cccDNA in chronic hepatitis B patients.
Following treatment with PBGENE-HBV, pgRNA became durably undetectable in 100% of patients who had detectable pgRNA prior to treatment. Importantly, the loss of pgRNA was ongoing for up to six months as of the data cut-off. This sustained loss of pgRNA demonstrates the durability of PBGENE-HBV's elimination mechanism designed to directly target and eradicate cccDNA.
Substantial S-antigen declines were observed in 100% of patients treated, and durability was demonstrated in patients across all dose levels being investigated ranging from 0.2mg/kg to 0.8mg/kg. Additionally, the first patient dosed in the ELIMINATE-B trial continued to demonstrate substantial reductions more than one year after dosing.
No dose-limiting toxicities have been observed in 16 patients across five cohorts. The etiology of LNP-related hypotension observed during dose escalation was identified and ameliorated through straightforward mitigation measures such as a longer infusion time and a short course of steroids at the time of infusion.
Since the data update, we have opened new trial sites and continue enrolling additional patients, expanding cohorts 4 (0.4 mg/kg) and 5 (0.65 mg/kg), while collecting additional biopsies and blood biomarker data to further assess viral elimination. The current and future datasets are expected to inform selection of the optimal dosing schedule for Part 2 expansion. We continue our work with global investigators for next phase study design and expect to provide additional updates on the ELIMINATE-B trial progress by the end of 2026.

PBGENE-DMD is our wholly-owned development candidate for Duchenne muscular dystrophy, or DMD. PBGENE-DMD is designed to durably improve function for approximately 60% of patients with DMD. By employing two complementary ARCUS nucleases in a single adeno-associated virus (“AAV”), PBGENE-DMD excises exons 45-55 of the dystrophin gene, restoring expression of a near full-length dystrophin protein.
We presented new preclinical data at the American Society of Gene & Cell Therapy (“ASGCT”) 2026 Annual Meeting in Boston, Massachusetts. The new data showed that treatment with PBGENE-DMD in early-juvenile mice resulted in significantly higher efficacy across key skeletal and respiratory muscles than treatment in late-juvenile mice over a comparable timeframe. This new data further supports evaluating PBGENE-DMD in younger DMD patient populations, including the 2- to 3-year-old patients, who are a key demographic of the ongoing Phase 1/2 FUNCTION-DMD trial evaluating PBGENE-DMD in boys ages 2 to 7.
We continue to advance the Phase 1/2 FUNCTION-DMD clinical trial, with two clinical trial sites now active: Arkansas Children's Hospital and Washington University School of Medicine, both recognized centers of excellence for DMD care.
The study is actively recruiting patients with initial safety data expected for year-end 2026.
Partnered In Vivo Gene Editing Program
In partnership with iECURE, ECUR-506 is an ARCUS-mediated in vivo targeted gene insertion program currently in a first-in-human trial, OTC-HOPE, evaluating ECUR-506 as a potential treatment for neonatal-onset ornithine transcarbamylase (“OTC”) deficiency. iECURE previously announced alignment with the U.S. Food and Drug Administration (“FDA”) on key study elements that could support a potential Biologics License Application (“BLA”). The OTC-HOPE study is ongoing in the U.K., the U.S., Australia, and Spain.
iECURE presented clinical data at ASGCT in May 2026, including preliminary data from study participants in the first three dose cohorts (n=7) of the ongoing OTC-HOPE study, and demonstrated that 71% of participants experienced no hyperammonemic crises following ECUR-506 administration. In addition, iECURE presented a poster at the Society for Inherited Metabolic Disorders (“SIMD”) Annual Meeting in May 2026 featuring one-year post-treatment data from the first infant dosed in the study who achieved a complete clinical response as defined by study protocol.
Non-Core Ex Vivo Programs
Imugene continues development of azer-cel in diffuse large B-cell lymphoma and has received written guidance from the FDA regarding the registrational pathway for azer-cel. The guidance provided clear alignment with the FDA across key elements required to support advancement into a pivotal study, including dosing regimen, patient population, endpoints, and manufacturing readiness. Azer-cel data presented at the 2026 American Society of Clinical Oncology Annual Meeting in May 2026 demonstrated that among 24 patients evaluable for response following their first disease assessment at Day 28, response rates ranging from 50%-100% were observed across all six cancer subtypes.
Separately, azer-cel is being evaluated by TG Therapeutics (Nasdaq: TGTX) in a Phase 1 trial in progressive multiple sclerosis. We previously announced the achievement of a clinical milestone under our license agreement with TG Therapeutics. As a result, we have earned a cash payment of $7.5 million in proceeds, inclusive of $5.25 million cash and $2.25 million for the purchase of 201,504 shares of our common stock by TG Therapeutics at $11.17 per share.
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

Change in Equity Method Investment
Changes in fair value on our equity method investment represents changes in the investment value of our equity method investee, Elo Life Systems, Inc. (“Elo”). In 2026, Elo is no longer classified as an equity method investment. Any subsequent changes to the investment’s fair value will be recorded through the other fair value adjustments line item.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and June 30, 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and June 30, 2025, together with the changes in those items:

	For the Three Months Ended June 30,
(in thousands)	2026	2025	Change
Revenue	$—	$18	$(18)
Operating expenses
Research and development	12,394	12,768	(374)
General and administrative	6,767	9,127	(2,360)
Total operating expenses	19,161	21,895	(2,734)
Operating loss	(19,161)	(21,877)	2,716
Other (expense) income:
Loss from equity method investment	—	(665)	665
Loss on changes in other fair value adjustments	(244)	(2,464)	2,220
(Loss) gain on change in fair value of warrant liability	(13,891)	753	(14,644)
Interest expense	(300)	(358)	58
Interest income	943	1,116	(173)
Gain (loss) on disposal of assets	1	(25)	26
Total other expense	(13,491)	(1,643)	(11,848)
Net loss	$(32,652)	$(23,520)	$(9,132)
Revenue
No revenue was recognized for the three months ended June 30, 2026 compared to less than $0.1 million for the three months ended June 30, 2025. Revenue from the prior period was generated from the Novartis Agreement.
Research and Development Expenses
Due to the pause in development of PBGENE-3243 to prioritize our two lead programs, PBGENE-HBV and PBGENE-DMD, expenses for PBGENE-3243 have been recast for the periods presented below. The amounts previously reporting under “PBGENE-3243 external development costs” are now reported within the “Platform development and early-stage research expense” line item.

	Three months ended June 30,
(in thousands)	2026	2025	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	$2,031	$1,378	$653
PBGENE-DMD external development costs	4,259	4,163	96
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	4,733	4,766	(33)
Laboratory supplies and services	309	570	(261)
CMOs and outsourced research and development	204	239	(35)
Facility-related costs, laboratory equipment, and maintenance	600	807	(207)
Depreciation and amortization	229	330	(101)
Licensing fees and other research and development costs	29	515	(486)
Total research and development expenses	$12,394	$12,768	$(374)

Research and development expenses for the three months ended June 30, 2026 were $12.4 million, compared to $12.8 million for the three months ended June 30, 2025. The decrease of $0.4 million was primarily due to a $1.1 million decrease in platform development and early-stage research expenses, partially offset by a $0.7 million increase in our direct expenses in PBGENE-HBV and PBGENE-DMD as the clinical programs continue to advance globally.
The decrease in platform development and early-stage research expenses of $1.1 million was primarily the result of a decrease in licensing fees and other research and development costs as well as reduced lab supply expenses and facility-related costs as a result of reduced headcount. Direct expenses in PBGENE-HBV increased by $0.7 million, driven by translational assay development expenses and an increase in clinical material manufacturing.
General and Administrative Expenses
General and administrative expenses were $6.8 million for the three months ended June 30, 2026, compared to $9.1 million for the three months ended June 30, 2025. The decrease of approximately $2.3 million was primarily a result of operational discipline and lower employee-related costs.
Gain from Equity Method Investment
For the three months ended June 30, 2025, the $0.7 million non-cash gain from equity investment was the result of a $2.3 million gain recorded from our proportionate share of Elo’s proceeds from a Series A-2 financing in such period, partially offset by our proportionate share of Elo’s loss. In the three months ended June 30, 2026, Elo was not classified as an equity method investment. There were no changes to the investment value for the three months ended June 30, 2026 and any subsequent changes in the investment’s fair value will be recorded through other fair value adjustments.
Loss on Changes in Other Fair Value Adjustments
The loss on changes in other fair value adjustments of $0.2 million for the three months ended June 30, 2026 is attributable to the non-cash decrease in fair value on the ordinary shares held for Imugene Limited. The loss on changes in other fair value adjustments of $2.5 million for the three months ended June 30, 2025 was primarily attributable to the non-cash decrease in fair value of the iECURE investment.
Loss on Change in Fair Value of Warrant Liability
The non-cash loss from change in fair value of the warrant liability was $13.9 million for the three months ended June 30, 2026 compared to a non-cash gain of $0.8 million for the three months ended June 30, 2025 which represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering and November 2025 Public Offering.
Interest Expense
Interest expense was $0.3 million for the three months ended June 30, 2026 compared to $0.4 million for the three months ended June 30, 2025 primarily driven by declining interest rates on the 2024 Term Loan over the comparison period.
Interest Income
Interest income was $0.9 million during the three months ended June 30, 2026 compared to $1.1 million during the three months ended June 30, 2025. The decrease of approximately $0.2 million was primarily driven by the Elo note receivable interest accrued for in the prior year as well as declining interest rates which was partially offset by a higher cash balance for the current period.
Gain (Loss) on Disposal of Assets
Gain on disposal of assets was less than $0.1 million during the three months ended June 30, 2026 compared to the loss on disposal of assets of less than $0.1 million during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and June 30, 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and June 30, 2025, together with the changes in those items:

	For the Six Months Ended June 30,
(in thousands)	2026	2025	Change
Revenue	$10,838	$47	$10,791
Operating expenses
Research and development	25,504	26,356	(852)
General and administrative	13,570	17,680	(4,110)
Total operating expenses	39,074	44,036	(4,962)
Operating loss	(28,236)	(43,989)	15,753
Other (expense) income:
Gain from equity method investment	—	677	(677)
Loss on changes in other fair value adjustments	(3,195)	(2,415)	(780)
Loss on change in fair value of warrant liability	(20,998)	(51)	(20,947)
Interest expense	(611)	(712)	101
Interest income	1,942	2,439	(497)
Gain (loss) on disposal of assets	5	(34)	39
Total other expense	(22,857)	(96)	(22,761)
Net loss	$(51,093)	$(44,085)	$(7,008)
Revenue
Revenue for the six months ended June 30, 2026 was $10.8 million compared to less than $0.1 million for the six months ended June 30, 2025. Revenue from the prior period was generated from the Novartis Agreement. The increase in revenue was the result of revenue recognized under the TG License Agreement and a legacy ARCUS agriculture gene editing agreement during the six months ended June 30, 2026.
Research and Development Expenses

	Six months ended June 30,
(in thousands)	2026	2025	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	3,866	2,979	$887
PBGENE-DMD external development costs	8,257	6,601	1,656
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	9,239	10,066	(827)
Laboratory supplies and services	682	1,108	(426)
CMOs and outsourced research and development	257	2,348	(2,091)
Facility-related costs, laboratory equipment, and maintenance	1,346	1,535	(189)
Depreciation and amortization	505	670	(165)
Licensing fees and other research and development costs	1,352	1,049	303
Total research and development expenses	$25,504	$26,356	$(852)
Research and development expenses for the six months ended June 30, 2026 were $25.5 million, compared to $26.4 million for the six months ended June 30, 2025. The decrease of $0.9 million was primarily due to a $3.4 million decrease in platform development and early-stage research expenses, partially offset by a $2.5 million increase in our direct expenses in PBGENE-HBV and PBGENE-DMD as the clinical programs continue to advance globally.

The decrease in platform development and early-stage research expenses of $3.4 million was primarily the result of paused development of the PBGENE-3243 program as well as a reduction in employee-related costs. Direct expenses in PBGENE-DMD increased by $1.7 million as we initiated Institutional Review Board (“IRB”) activities and clinical trial site activation for the FUNCTION-DMD Phase 1/2 clinical trial, and direct expenses in PBGENE-HBV increased by $0.9 million due to translational assay development expenses and an increase in clinical material manufacturing.
General and Administrative Expenses
General and administrative expenses were $13.6 million for the six months ended June 30, 2026, compared to 17.7 million for the six months ended June 30, 2025. The decrease of approximately $4.1 million was primarily a result of operational discipline and lower employee-related costs.
Gain from Equity Method Investment
For the six months ended June 30, 2025, the $0.7 million non-cash gain from equity investment was the result of a $2.3 million gain recorded from our proportionate share of Elo’s proceeds from a Series A-2 financing in such period, partially offset by our proportionate share of Elo’s loss over the period. In the six months ended June 30, 2026, Elo was not classified as an equity method investment. There were no changes to the investment value for the six months ended June 30, 2026 and any subsequent changes in the investment’s fair value will be recorded through other fair value adjustments.
Loss on Changes in Other Fair Value Adjustments
The non-cash loss on changes in other fair value adjustments was $3.2 million for the six months ended June 30, 2026, which is attributable to the decrease in fair value on the ordinary shares held for Imugene Limited. The non-cash loss on changes in other fair value adjustments was $2.4 million for the six months ended June 30, 2025, which was primarily attributable to the decrease in fair value of the iECURE investment in the prior period.
Loss on Change in Fair Value of Warrant Liability
The non-cash loss from change in fair value of the warrant liability was $21.0 million for the six months ended June 30, 2026 compared to a non-cash loss of $0.1 million for the six months ended June 30, 2025, which represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering and November 2025 Public Offering.
Interest Expense
Interest expense was $0.6 million for the six months ended June 30, 2026 compared to $0.7 million for the six months ended June 30, 2025 primarily driven by declining interest rates on the 2024 Term Loan over the comparison period.
Interest Income
Interest income was $1.9 million during the six months ended June 30, 2026 compared to $2.4 million during the six months ended June 30, 2025. The decrease of approximately $0.5 million was primarily driven by the Elo note receivable interest accrued for in the prior year as well as declining interest rates which was partially offset by a higher cash balance for the current period.
Gain (Loss) on Disposal of Assets
Gain on disposal of assets was less than $0.1 million during the six months ended June 30, 2026 compared to the loss on disposal of assets of less than $0.1 million during the six months ended June 30, 2025.
Liquidity and Capital Resources
Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.

We have incurred significant operating losses since our inception and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of June 30, 2026, we had an accumulated deficit of $579.3 million.
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
As of June 30, 2026, we had $112.4 million of cash, cash equivalents, and restricted cash under the 2024 Term Loan and compensatory arrangements with certain of our officers, respectively. Refer to Note 4, Commitments and Contingencies, in the accompanying notes to the financial statements for more information on these compensatory arrangements. Pursuant to our July 31, 2024 amended and restated loan and security agreement with Banc of California (the “2024 Loan and Security Agreement”), we are not entitled to borrow any additional amounts under the 2024 Term Loan and are required to maintain an aggregate balance in a cash security account with Banc of California (the “Cash Security Account”) at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.
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
Cash Flows
Our cash, cash equivalents, and restricted cash totaled $112.4 million and $84.8 million as of June 30, 2026 and June 30, 2025, respectively.
The following table summarizes our sources and uses of cash for the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2026	2025	Change
Cash flows used in operating activities:
Net loss	$(51,093)	$(44,085)	$(7,008)
Non-cash adjustments	28,939	8,678	20,261
Changes in operating assets and liabilities	(3,225)	(3,916)	691
Net cash used in operating activities	(25,379)	(39,323)	13,944
Net cash used in investing activities	(113)	(326)	213
Net cash provided by financing activities	745	15,987	(15,242)
Decrease in cash, cash equivalents, and restricted cash	$(24,747)	$(23,662)	$(1,085)
Cash Used in Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs.
Cash used in operating activities during the six months ended June 30, 2026 was $25.4 million compared to $39.3 million during the six months ended June 30, 2025. The $13.9 million decrease in cash used in operating activities was driven by lower operating expenditures compared to the prior period as well as an increase of $20.3 million in non-cash adjustments, partially offset by a $7.0 million increase in net loss and $0.7 million in changes in operating assets and liabilities.
The increase in non-cash adjustments was primarily driven by the net change in fair value of warrants during the six months ended June 30, 2026 compared to during the six months ended June 30, 2025. Also contributing to the increase in non-cash adjustments was the change in fair value of the Imugene ordinary shares during the six months ended June 30, 2026 and the gain on equity method investment of the Elo note in six months ended June 30, 2025.

Cash Used in Investing Activities
Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities during the six months ended June 30, 2026 was $0.1 million, compared to $0.3 million used in investing activities in the six months ended June 30, 2025. The decrease in cash used in investing activities was primarily the result of a $0.2 million decrease in intangible asset purchases during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Cash Provided by Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 was $0.7 million, compared to $16.0 million during the six months ended June 30, 2025. The $15.3 million decrease in cash provided by financing activities during the six months ended June 30, 2026 was primarily due to $14.8 million in net proceeds from the issuance of common stock through the Company's ATM facility during the six months ended June 30, 2025, whereas there were no proceeds from the issuance of common stock through the Company's ATM facility during the six months ended June 30, 2026.
Debt Obligations
The stated interest rate under the 2024 Term Loan is equal to the greater of 1.50% below the Prime Rate or 4.5%. As of June 30, 2026, the outstanding principal balance on the 2024 Term Loan was $22.5 million, the stated interest rate was 5.25% and the effective interest rate was 5.43%.
Under the terms of the 2024 Loan and Security Agreement, we granted Banc of California a security interest in a cash security account at Banc of California (the “Cash Security Account”). We are required to maintain an aggregate unencumbered balance in the Cash Security Account at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.

Funding Requirements
We will continue to have funding requirements in connection with the continuation of our research and development efforts, potential investigational new drug (“IND”) and/or clinical trial application (“CTA”) submissions, potential clinical trials, and expected growth in our in vivo portfolios.
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
We do not have any material capital expenditure commitments as of June 30, 2026.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the six months ended June 30, 2026. There have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash, cash equivalents and restricted cash of $112.4 million, or approximately 89% of our total assets, on June 30, 2026 and $137.2 million, or approximately 89% of our total assets, on December 31, 2025. Interest income earned was 1.9 million and $2.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents as of June 30, 2026.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $51.1 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $579.3 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and ATM offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.
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
Research programs to identify new product candidates and product development platforms require substantial technical, financial and human resources. We are continually evaluating our business strategy and may modify this strategy in light of developments in our business and other factors. We may focus our efforts and resources on potential programs, product candidates or product development platforms that ultimately prove to be unsuccessful. Any time, effort and financial resources we expend on identifying and researching new product candidates and product development platforms may divert our attention from, and adversely affect our ability to continue, development and commercialization of existing research programs, product candidates and product development platforms. Clinical trials of any of our product candidates may never commence despite the expenditure of significant resources in pursuit of their development, and our spending on current and future research and development programs, product candidates and product development platforms may not yield any commercially viable products. As a result of having limited financial and managerial resources, we may forego or delay pursuit of opportunities that later prove to have greater commercial potential. For example, as part of a strategic prioritization exercise in 2023, we announced that while we will continue to pursue gene knock-out opportunistically, the proof-of-concept data continues to lead toward prioritizing programs involving complex edits and gene insertion. There is no guarantee that this ongoing prioritization review will ultimately lead to any viable commercial products, profitable market opportunities or other value-enhancing activities. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Additionally, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
On April 28, 2025, the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials and remove unnecessary administrative burdens on trial sponsors, while protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the now-repealed EU Clinical Trials Directive, into closer alignment with the CTR. The amendment became applicable on April 28, 2026 following a one-year transition period.
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
As of June 30, 2026, we had 67 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.
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
As of June 30, 2026, we had cash, cash equivalents and restricted cash of $112.4 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since June 30, 2026, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits, and we currently maintain and are required to maintain such deposits at the Banc of California pursuant to the 2024 Loan and Security Agreement. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	2/13/2024

3.3	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.2	12/22/2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	5/26/2026

10.1	First Amendment to Amended and Restated Loan and Security Agreement	8-K	001-38841	10.1	6/16/2026

10.2	Precision BioSciences, Inc. 2019 Incentive Award Plan, as Amended and Restated	8-K	001-38841	10.1	5/26/2026

10.3	Amendment to Extend Consulting Agreement between Stanley R. Frankel and Precision BioSciences, Inc., dated June 30, 2026					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document	*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*
____________________________________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: August 6, 2026	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: August 6, 2026	By:	/s/ Naresh Tanna
Naresh Tanna
Chief Financial Officer (principal financial officer)