Form 10-Q
period 2026-09-30
PRECISION BIOSCIENCES INC
filed 2026-11-03
CIK 1357874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 29, 2026, the registrant had 27,935,719 shares of common stock, $0.000005 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PRECISION BIOSCIENCES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$81,698	$110,823
Accounts receivable	—	—
Marketable securities	148	4,762
Prepaid expenses	4,724	3,110
Other current assets	5	45
Total current assets	86,575	118,740
Restricted cash	26,336	26,330
Property, equipment, and software—net	779	1,425
Intangible assets—net	1,062	1,166
Right-of-use assets—net	4,756	5,805
Investment in equity securities	744	744
Other assets	124	206
Total assets	$120,376	$154,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$813	$296
Accrued compensation	3,476	4,747
Accrued research and development expenses	1,794	1,714
Lease liabilities	1,660	1,507
Other current liabilities	527	649
Total current liabilities	8,270	8,913
Loan payable	22,424	22,404
Lease liabilities	3,636	4,897
Warrant liability	23,969	15,695
Contract liabilities	10,000	10,000
Other noncurrent liabilities	302	259
Total liabilities	68,601	62,168
Stockholders’ equity:
Preferred stock: $0.0001 par value— 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock: $0.000005 par value— 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 27,920,080 shares issued and 27,893,065 shares outstanding as of September 30, 2026; 24,115,346 shares issued and 24,088,425 shares outstanding as of December 31, 2025	1	1
Additional paid-in capital	639,593	621,387
Accumulated deficit	(586,867)	(528,188)
Treasury stock	(952)	(952)
Total stockholders’ equity	51,775	92,248
Total liabilities and stockholders’ equity	$120,376	$154,416
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$13	$10,838	$60
Operating expenses
Research and development	12,745	13,352	38,249	39,708
General and administrative	7,683	7,328	21,253	25,008
Total operating expenses	20,428	20,680	59,502	64,716
Operating loss	(20,428)	(20,667)	(48,664)	(64,656)
Other income (expense):
(Loss) gain from equity method investment	—	(591)	—	86
Loss on changes in other fair value adjustments	(456)	(3)	(3,651)	(2,418)
Gain (loss) on change in fair value of warrant liability	12,724	(1,179)	(8,274)	(1,230)
Interest expense	(307)	(362)	(918)	(1,074)
Interest income	881	1,027	2,823	3,466
Gain (loss) on disposal of assets	—	3	5	(31)
Total other income (expense)	12,842	(1,105)	(10,015)	(1,201)
Net loss	$(7,586)	$(21,772)	$(58,679)	$(65,857)

Net loss per share
Basic	$(0.28)	$(1.84)	$(2.26)	$(6.14)
Diluted	$(0.28)	$(1.84)	$(2.26)	$(6.14)

Weighted-average shares of common stock outstanding
Basic	27,433,353	11,818,145	25,985,060	10,728,199
Diluted	27,433,353	11,818,145	25,985,060	10,728,199
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance- December 31, 2024	8,229,730	$1	$539,808	$(482,464)	$(952)	$56,393
Issuance of common stock under employee stock purchase plan	30,999	—	140	—	—	$140
Share-based compensation expense	—	—	2,822	—	—	$2,822
Issuance of common stock to licensees	220,712	—	1,031	—	—	$1,031
Issuance of common stock through ATM facility, net of issuance cost	1,818,886	—	9,516	—	—	$9,516
Settlement of restricted stock units	275,540	—	—	—	—	—
Net loss	—	—	—	(20,565)	—	$(20,565)
Balance- March 31, 2025	10,575,867	$1	$553,317	$(503,029)	$(952)	$49,337
Share-based compensation expense	—	—	2,937	—	—	2,937
Issuance of common stock through ATM facility, net of issuance cost	1,036,488	—	5,300	—	—	5,300
Settlement of restricted stock units	51,641	—	—	—	—	—
Net loss	—	—	—	(23,520)	—	(23,520)
Balance- June 30, 2025	11,663,996	$1	$561,554	$(526,549)	$(952)	$34,054
Share-based compensation expense	—	—	2,386	—	—	$2,386
Issuance of common stock under employee stock purchase plan	18,745	—	78	—	—	78
Issuance of common stock through ATM facility, net of issuance cost	382,571	—	1,888	—	—	1,888
Settlement of restricted stock units	44,368	—	—	—	—	—
Net loss	—	—	—	(21,772)	—	(21,772)
Balance- September 30, 2025	12,109,680	$1	$565,906	$(548,321)	$(952)	$16,634

Balance- December 31, 2025	24,115,346	$1	$621,387	$(528,188)	$(952)	$92,248
Issuance of common stock under employee stock purchase plan	23,233	—	83	—	—	83
Share-based compensation expense	—	—	1,549	—	—	1,549
Issuance of common stock to licensees	201,504	—	662	—	—	662
Issuance of common stock from pre-funded warrants	875,000	—	—	—	—	—
Settlement of restricted stock units	617,830	—	—	—	—	—
Net loss	—	—	—	(18,441)	—	(18,441)
Balance- March 31, 2026	25,832,913	$1	$623,681	$(546,629)	$(952)	$76,101
Share-based compensation expense	—	—	1,844	—	—	1,844
Issuance of common stock from pre-funded warrants	525,000	—	—	—	—	—
Settlement of restricted stock units	102,660	—	—	—	—	—
Net loss	—	—	—	(32,652)	—	(32,652)
Balance- June 30, 2026	26,460,573	$1	$625,525	$(579,281)	$(952)	$45,293
Issuance of common stock under employee stock purchase plan	28,186	—	104	—	—	104
Share-based compensation expense	—	—	2,958	—	—	2,958
Issuance of common stock through ATM facility, net of issuance costs	1,408,833	—	10,856	—	—	10,856
Proceeds from issuance of common stock	22,488	—	150	—	—	150
Net loss	—	—	—	(7,586)	—	(7,586)
Balance- September 30, 2026	27,920,080	$1	$639,593	$(586,867)	$(952)	$51,775
See notes to condensed financial statements

PRECISION BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(58,679)	$(65,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	774	1,123
Share-based compensation	6,351	8,145
(Gain) loss on disposal of assets	(5)	31
Non-cash interest expense	121	164
Amortization of right-of-use assets	1,049	952
Loss on changes in other fair value adjustments	3,651	2,418
Gain from equity method investment	—	(86)
Amortization of discount on note receivable	—	(682)
Loss on change in fair value of warrant liability	8,274	1,230
Issuance of common stock in exchange for services	150	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,614)	584
Marketable securities	958	464
Accounts receivable	—	225
Contract asset	—	1,469
Other assets and other current assets	122	(151)
Accounts payable	497	313
Other liabilities and other current liabilities	(1,052)	(3,913)
Deferred revenue	—	(52)
Lease liabilities	(1,108)	(970)
Net cash used in operating activities	(40,511)	(54,593)
Cash flows used in investing activities:
Purchases of property, equipment and software	(18)	(66)
Purchases of intangible assets	(300)	(265)
Proceeds from sale of equipment	5	22
Net cash used in investing activities	(313)	(309)
Cash flows provided by financing activities:
Proceeds from employee stock purchase plan	187	218
Proceeds from issuance of common stock through ATM facility, net of issuance cost	10,856	16,397
Proceeds from issuance of common stock to collaboration partners and licensees	662	1,031
Net cash provided by financing activities	11,705	17,646
Net decrease in cash and cash equivalents	(29,119)	(37,256)
Cash, cash equivalents, and restricted cash — beginning of period	137,153	108,468
Cash, cash equivalents, and restricted cash — end of period	$108,034	$71,212
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$81,698	$44,870
Restricted cash	$26,336	$26,342
Total of cash, cash equivalents and restricted cash	$108,034	$71,212
Supplemental disclosures of cash flow information:
Intangible asset additions included in accounts payable and accrued expenses and other current liabilities	$—	$400
Property, equipment and software additions included in accounts payable and accrued expenses and other current liabilities	$6	$—
Cash paid for interest	$901	$1,030
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
The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed financial position as of September 30, 2026 and its condensed results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025, have been made. The Company’s condensed results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.
Summary of Significant Accounting Policies
The Company’s complete listing of significant accounting policies is set forth in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Notes to Condensed Financial Statements on its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to these policies as of September 30, 2026.
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

NOTE 2:            FAIR VALUE MEASUREMENTS
The following represents assets and liabilities measured at fair value on a recurring basis by the Company (in thousands):

September 30, 2026	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,699	$15,699	$—	$—
Investment in iECURE	744	—	—	744
Imugene Marketable Securities	148	148	—	—
	$16,591	$15,847	$—	$744

Liabilities:
Final payment fee	$188	$—	$188	$—
Warrant liability	23,969	—	—	23,969
	$24,157	$—	$188	$23,969

December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,286	$15,286	$—	$—
Investment in iECURE	744	—	—	744
Imugene Marketable Securities	4,762	4,762	—	—
	$20,792	$20,048	$—	$744

Liabilities:
Final payment fee	$208	$—	$208	$—
Warrant Liability	15,695	—	—	15,695
	$15,903	$—	$208	$15,695
The following represents a reconciliation of assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 (in thousands). The warrant reconciliation is disclosed in Note 11, Warrants:

Investment in iECURE
Balance December 31, 2025	$744
(Loss) gain from changes in fair value included in earnings	—
Balance September 30, 2026	$744
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

NOTE 3:            DEBT
Loan and Security Agreement
On July 31, 2024, the Company entered into an amended and restated loan and security agreement (the “2024 Loan and Security Agreement”) with Banc of California pursuant to which Banc of California provided the Company with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). The 2024 Term Loan bears interest at an annual rate equal to the greater of (i) 1.50% below the Prime Rate (as defined in the 2024 Loan and Security Agreement) then in effect or (ii) 4.50%. On June 10, 2026, the Company and Banc of California entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment”). The First Amendment amended the 2024 Term Loan between the Company and Banc of California (as amended, including the First Amendment, the “Loan and Security Agreement”). The First Amendment extended the maturity date of the Term Loan, as defined in the Loan and Security Agreement, from June 30, 2027 to December 31, 2029. As of September 30, 2026, the stated interest rate on the Loan and Security Agreement was 5.50% and the effective interest rate was 5.69%.
Additionally, as of September 30, 2026, $22.5 million in borrowings were outstanding under the Loan and Security Agreement and the unamortized debt discount balance was less than $0.1 million. Refer to Note 12, Debt, to the Company’s audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2025, for more information related to the Loan and Security Agreement.
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
Accordingly, contingent liabilities of $10.0 million related to the Program Purchase Agreement are accrued and included in contract liabilities in the condensed balance sheets as of September 30, 2026 and December 31, 2025.

Leases
The Company has an operating lease for real estate in North Carolina and does not have any finance leases.
The elements of lease expense were as follows:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Lease Cost
Operating lease cost	$1,448	$1,447
Short-term lease cost	348	586
Variable lease cost	310	353
Sublease income	(467)	—
Total Lease Cost	$1,639	$2,386

Other Information
Operating cash flows used for operating leases	1,506	1,463

Operating Leases
Weighted-average remaining lease term (in years)	2.8	3.8

Operating Leases
Weighted-average discount rate	9.2%	9.2%
Future minimum lease payments under non-cancelable operating leases with terms of greater than one year as of September 30, 2026, were as follows:

(in thousands)	Amount
2026 (remainder of year)	$513
2027	2,078
2028	2,140
2029	1,269
Total lease payments	$6,000
Less: imputed interest	705
Total operating lease liabilities	$5,295
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
Compensatory Arrangements of Certain Officers
On August 26, 2025, the Company entered into amended and restated employment agreements that included, among other things, a requirement to fund the cash severance and expenses in an escrow account. Such agreements were entered into to help retain each of its then-serving executive officers: Michael Amoroso, the Company’s President and Chief Executive Officer; Alex Kelly, the Company’s then Chief Financial Officer (who has served as the Company’s Chief Operating Officer since August 1, 2026); Dario Scimeca, the Company’s then General Counsel and Secretary (who has served as the Company’s Chief Legal Officer and Corporate Secretary since August 1, 2026); and Jeff Smith, the Company’s Chief Research Officer. As a result, the Company entered into escrow arrangements with JPMorgan Chase Bank, N.A. and the executives with respect to the funded amounts. Interest earned from the escrow account accrues to the Company and any unused funds return to the Company. As of September 30, 2026, the escrow account cash balance was $3.8 million.
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
On November 10, 2025, the Company entered into an underwriting agreement relating to the issuance and sale of 10,815,000 shares of the Company’s common stock, par value $0.000005 per share, and accompanying one-half warrants to purchase up to 5,407,500 shares of the Company’s common stock at a combined price of $6.14 per share. Further, in lieu of common stock to certain investors, the Company issued pre-funded warrants to purchase up to 1,400,000 shares of the Company’s common stock and accompanying one-half warrants to purchase up to 700,000 shares of the Company’s common stock at a combined price of $6.139995 per share. Each whole warrant has a five-year term and an exercise price of $7.25 per share. The offering resulted in approximately $70.0 million of net proceeds to the Company after deducting the underwriting discount and offering expenses of approximately $5.0 million. During the nine months ended September 30, 2026, pre-funded warrants were exercised to purchase 1,400,000 shares of the Company’s common stock. No pre-funded warrants remained outstanding as of September 30, 2026.
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
The 201,504 shares purchased at a purchase price of $11.1660 per share in connection with the Initial Milestone represented a premium paid over the Company’s stock value at the milestone achievement date. Management concluded that the stock premium was to be combined with the cash consideration received in connection with the achievement of the milestone in accordance with ASC 606. Of the total $7.5 million received for the Initial Milestone achievement, the Company applied equity accounting guidance to measure the $0.7 million recorded in equity upon issuance of the shares, and $6.8 million was identified as the transaction price of the milestone that would be allocated to revenue. As such, during the nine months ended September 30, 2026, the Company recognized $6.8 million revenue under the TG License

Agreement. During the nine months ended September 30, 2025, the Company recognized no revenue under the TG License Agreement.
Collaboration and License Agreement with Novartis
During the nine months ended September 30, 2026, the Company recognized no revenue under the collaboration and license agreement between the Company and Novartis Pharma AG (the “Novartis Agreement”) as the Novartis Agreement was terminated in the prior year. During the nine months ended September 30, 2025, the Company recognized revenue under the Novartis Agreement of less than $0.1 million. There is no deferred revenue related to the Novartis Agreement as of September 30, 2026 or December 31, 2025.
Development and License Agreement with iECURE
The Company adjusts the carrying value of the iECURE, Inc. (“iECURE”) equity to fair value each reporting period with any changes in fair value recorded to other (expense) income. There was no change in the fair value of the iECURE equity during the nine months ended September 30, 2026 and a $2.5 million decrease in the fair value of the iECURE equity during the nine months ended September 30, 2025.
Research and License Agreement with an Agriculture Industry Collaboration Partner
During the nine months ended September 30, 2026, the Company recognized $4.0 million in revenue under a legacy ARCUS gene editing research and license agreement milestone from an agriculture industry collaboration partner. The collaboration was concluded in April 2026.
NOTE 7:            SHARE-BASED COMPENSATION
The Company previously granted stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). As of September 30, 2026 there were 15,549 stock options outstanding under the 2015 Plan and no remaining stock options available to be granted under the 2015 Plan.
The 2019 Incentive Award Plan (as amended and restated, the “2019 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The 2019 Plan had 35,626 stock options and 2,899,866 restricted stock units (“RSUs”) outstanding as of September 30, 2026.
The number of shares available for issuance under the 2019 Plan initially equaled 158,333 shares of common stock. The 2019 Plan provides for an annual increase to the number of shares of common stock available for issuance on the first day of each calendar year beginning January 1, 2020 and ending on and including January 1, 2029 by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. As of September 30, 2026, the aggregate number of shares available for issuance under the 2019 Plan has been increased by 1,825,822 pursuant to this provision. Additionally, the number of shares available for issuance under the plan was increased by an additional 630,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on June 4, 2024 and by an additional 3,800,000 shares in connection with the amendment and restatement of the 2019 Plan approved at the Company’s annual meeting of stockholders on May 21, 2026. Any shares that are subject to awards outstanding under the Company’s 2006 Plan and 2015 Plan as of the effective date of the 2019 Plan that expire, lapse, or are terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, to the extent so unused, will become available for award grants under the 2019 Plan. As of September 30, 2026, 2,317,512 shares were available to be issued under the 2019 Plan.
The purchase price of the shares under the 2019 ESPP, in the absence of a contrary designation, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2026, we had issued 158,329 shares under the 2019 ESPP. As of September 30, 2026, 315,625 shares were available to be issued under the 2019 ESPP. The Company recognized share-based compensation expense related to the 2019 ESPP of less than $0.1 million during each of the nine months ended September 30, 2026 and the nine months ended September 30, 2025.

The 2021 Employment Inducement Incentive Award Plan (as amended, the “Inducement Award Plan”) provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards to newly hired employees who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company. No more than 1,100,000 shares of the Company’s common stock may be issued under the Inducement Award Plan. As of September 30, 2026, 863,426 shares were available to be issued under the Inducement Award Plan. The Inducement Award Plan had 94,938 stock options and 128,426 RSUs outstanding as of September 30, 2026.
The Company recorded employee and nonemployee share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee	$2,769	$2,226	$5,876	$7,606
Nonemployee	189	160	475	539
	$2,958	$2,386	$6,351	$8,145
Share-based compensation expense is included in the following line items in the condensed statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$810	$464	$1,642	$1,365
General and administrative	2,148	1,922	4,709	6,780
	$2,958	$2,386	$6,351	$8,145
The following table summarizes activity in the Company’s stock option plans for the nine months ended September 30, 2026:

	Outstanding Option Shares	Weighted-Average Exercise Price
Balance as of December 31, 2025	168,993	$165.54
Granted	—	—
Exercised	—	—
Forfeited/canceled	(22,880)	255.83
Balance as of September 30, 2026	146,113	$151.40
The fair value of each RSU was determined based on the closing market price of the Company’s common stock on the date of grant. The fair value of the RSUs will be recognized as expense over the requisite vesting period.
The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2026:

	RSU Awards	Weighted-Average Grant Date Fair Value
Unvested RSUs as of December 31, 2025	1,623,933	$7.36
Granted	2,142,967	7.08
Forfeited	(18,118)	4.94
Vested	(720,490)	8.40
Unvested RSUs as of September 30, 2026	3,028,292	$6.93
There was approximately $15.8 million of total unrecognized compensation cost related to unvested stock options and RSUs as of September 30, 2026, which is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 8:            INCOME TAXES
The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2026 as the Company incurred losses for financial statement and tax purposes for the nine months ended September 30, 2026. The Company is forecasting additional net losses for financial statement and tax purposes for the remainder of the year ending December 31, 2026. Therefore, no federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740, Income Taxes.
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
As of September 30, 2026, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.
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
The computations of basic and diluted net loss per share attributable to common stockholders are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss (in thousands)	$(7,586)	$(21,772)	$(58,679)	$(65,857)

Basic weighted-average common shares	27,433,353	11,818,145	25,985,060	10,728,199
Dilutive impact of share-based awards	—	—	—	—
Diluted weighted-average common shares (1)	27,433,353	11,818,145	25,985,060	10,728,199

Basic net loss per share:
Basic net loss per share	(0.28)	(1.84)	(2.26)	(6.14)

Diluted net loss per share:
Diluted net loss per share	(0.28)	(1.84)	(2.26)	(6.14)
(1)For the three and nine months ended September 30, 2026 and September 30, 2025, all outstanding total common stock equivalents were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The Company excluded the following potential common shares, based on amounts outstanding at period end, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect under the treasury stock method: 434,589 unvested RSUs, 1,116 unsettled ESPP contributions, and 464,921 warrants for the three months ended September 30, 2026 and 160,379 unvested RSUs and 748 unsettled ESPP contributions for the nine months ended September 30, 2026.

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
The tables below summarize the significant research and development and general and administrative expense categories regularly provided to the CODM for the three months ended September 30, 2026 and September 30, 2025 and the nine months ended September 30, 2026 and September 30, 2025. Due to the pause in development of the PBGENE-3243 program to prioritize the Company’s two lead programs, PBGENE-HBV and PBGENE-DMD, expenses for PBGENE-3243 have been recast for the periods presented below. The amounts previously reported under “PBGENE-3243 external development costs” are now reported within the “Platform development and early-stage research expense” line items:

	Three months ended September 30,
(in thousands)	2026	2025
Revenue	$—	$13
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	3,013	1,596
PBGENE-DMD external development costs	3,537	3,738
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	4,943	5,457
Laboratory supplies and services	316	329
CMOs and outsourced research and development	150	788
Facility-related costs, laboratory equipment, and maintenance	483	684
Depreciation and amortization	201	309
Licensing fees and other research and development costs	102	451
Total research and development expenses	$12,745	$13,352
General and administrative expense
Employee-related costs (including share-based compensation)	4,818	4,431
Consulting and professional services	1,634	1,412
Other operating expenses and all other costs	1,231	1,485
Total general and administrative expenses	$7,683	$7,328
Total operating expenses	$20,428	$20,680
Operating loss	(20,428)	(20,667)
Total other income (expense)	12,842	(1,105)
Net loss	$(7,586)	$(21,772)

	Nine months ended September 30,
(in thousands)	2026	2025
Revenue	$10,838	$60
Operating expenses
Research and development
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	6,879	4,575
PBGENE-DMD external development costs	11,794	10,339
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	14,182	15,523
Laboratory supplies and services	998	1,437
CMOs and outsourced research and development	407	3,136
Facility-related costs, laboratory equipment, and maintenance	1,829	2,219
Depreciation and amortization	706	979
Licensing fees and other research and development costs	1,454	1,500
Total research and development expenses	$38,249	$39,708
General and administrative expense
Employee-related costs (including share-based compensation)	12,632	15,621
Consulting and professional services	4,570	4,613
Other operating expenses and all other costs	4,051	4,774
Total general and administrative expenses	$21,253	$25,008
Total operating expenses	$59,502	$64,716
Operating loss	(48,664)	(64,656)
Total other expenses	(10,015)	(1,201)
Net loss	$(58,679)	$(65,857)

NOTE 11:            WARRANTS
The warrants issued in the March 2024 Public Offering and November 2025 Public Offering are classified as liabilities in accordance with ASC 815, since these warrants met the definition of a derivative instrument and did not qualify for equity classification. These warrant agreements include a fundamental transaction clause whereby, in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed statements of operations.
The fair value adjustment of the March 2024 Public Offering for the nine months ended September 30, 2026 was $0.5 million using the Black-Scholes option-pricing model. As of September 30, 2026, all of the 2,500,000 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of September 30, 2026:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	69.82%
Weighted-average risk-free interest rate	4.93%
Expected term (in years)	2.42
Weighted-average fair value per warrant	$0.94

The fair value adjustment of the November 2025 Public Offering for the nine months ended September 30, 2026 was $7.8 million using the Black-Scholes option-pricing model. As of September 30, 2026, all of the 6,107,500 warrants are outstanding. The Company estimated the fair value of the warrant liability using the following assumptions as of September 30, 2026:

Estimated dividend yield	0.00%
Weighted-average expected stock price volatility	74.99%
Weighted-average risk-free interest rate	5.05%
Expected term (in years)	4.11
Weighted-average fair value per warrant	$3.54
The following table summarizes the Company’s warrant liability (in thousands):

Balance at December 31, 2025	$15,695
Issuance of warrants	—
Change in fair value of warrant liability	8,274
Balance at September 30, 2026	$23,969
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
Wholly-Owned Portfolio
PBGENE-HBV is our wholly owned in vivo gene editing program being evaluated in ELIMINATE-B, a global clinical trial, as a potential viral cure for chronic hepatitis B. PBGENE-HBV targets and eliminates covalently closed circular DNA (“cccDNA”), the sole source of viral replication, leading to durable loss of pregenomic RNA, the precursor for hepatitis B virus (“HBV”) DNA infectious particles. PBGENE-HBV is the first and only in vivo gene elimination approach to prospectively employ repeat lipid nanoparticle administration in chronic hepatitis B with the goal of viral elimination and viral cure.
During the third quarter, we continued to advance the ELIMINATE-B trial, enrolling additional patients and expanding the 0.4 mg/kg and 0.65 mg/kg cohorts to support selection of the optimal dosing schedule for Phase 2 expansion. Additional biopsies and blood biomarker data are being collected to further validate and characterize cccDNA elimination findings demonstrated in the late-breaking EASL data presented in May 2026.
In October 2026, we announced that the PBGENE-HBV abstract had been selected for the late-breaking oral presentation at the upcoming Liver Meeting 2026 during the 77th annual meeting of the American Association for the Study of Liver Diseases. The embargoed abstract will become public on November 5, 2026 and the late-breaking oral presentation will occur on November 8, 2026.
PBGENE-DMD is our investigational drug for Duchenne muscular dystrophy (“DMD”), designed to restore near full-length functional dystrophin protein through a gene excision approach using two ARCUS nucleases delivered in a single adeno-associated virus (“AAV”). We believe this approach of restoring the body’s native dystrophin gene after excising the frequently-mutated hotspot region including exons 45-55 may be applicable for the majority of patients with DMD.
In August 2026, we dosed the first patient in the Phase 1/2 FUNCTION-DMD study at Arkansas Children's Hospital, a PPMD-certified Duchenne Care Center and designated MDA Care Center in Little Rock, marking the first time a clinical stage gene editing approach aimed at restoring near full length dystrophin protein from the native gene has been evaluated in patients with DMD. Multiple clinical trial sites are now active, with Washington University School of Medicine in St. Louis also recruiting patients. The study is enrolling ambulatory DMD patients between the ages of 2 and 7 with mutations between exons 45 and 55, representing up to 60% of boys living with DMD. Initial safety data are targeted for year-end 2026, with efficacy data at distinct timepoints expected to follow in the first and second half of 2027.
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
In August 2026, iECURE presented updated clinical data in an oral platform presentation at the Annual Symposium of the Society for the Study of Inborn Errors of Metabolism in Helsinki, Finland. Preliminary safety observations showed ECUR-506 was generally well tolerated, with no unexpected treatment-related safety events observed. Phase 1/2 dosing has been completed across all dose cohorts and participant evaluations are ongoing. Updated low-dose cohort data demonstrated a 57% reduction in the annualized rate of hyperammonemic events (“HAEs”) and a 74% reduction in annualized hyperammonemic crises (“HACs”) following ECUR-506 administration. HAEs are episodes of elevated ammonia, with more severe episodes known as HACs. HACs are acute medical emergencies characterized by elevated ammonia levels with neurologic symptoms and can lead to hospitalization, irreversible neurologic injury, and death.
Partnered Ex Vivo Programs
Azer-cel is being evaluated by TG Therapeutics, Inc. (“TG Therapeutics”) in a Phase 1 trial in progressive multiple sclerosis (“MS”). TG Therapeutics presented a late-breaking oral presentation highlighting initial results from the Phase 1 azer-cel study in patients with primary progressive multiple sclerosis at the 10th Joint ACTRIMS-ECTRIMS Meeting, also referred to as MSToronto2026, on October 23, 2026, in Toronto, Canada. Across dose levels evaluated to date, azer-cel showed an encouraging preliminary safety profile with no high-grade CAR-T associated toxicities observed. Additionally, 89% of evaluable participants had stable or improved disability scores at Day 90, despite documented progression prior to enrollment on high-efficacy therapies. Early pharmacokinetics/pharmacodynamics, biomarker, and clinical outcomes support continued evaluation of azer-cel in progressive MS.
We previously announced the achievement of a clinical milestone under our license agreement with TG Therapeutics. As a result, we have earned a cash payment of $7.5 million in proceeds, inclusive of $5.25 million cash and $2.25 million for the purchase of 201,504 shares of our common stock by TG Therapeutics at $11.17 per share.
Separately, Imugene continues development of azer-cel in diffuse large B-cell lymphoma and has received written guidance from the FDA regarding the registrational pathway for azer-cel. The guidance provided clear alignment with the FDA across key elements required to support advancement into a pivotal study, including dosing regimen, patient population, endpoints, and manufacturing readiness.
Azer-cel data presented at the 2026 American Society of Clinical Oncology Annual Meeting in May 2026 demonstrated that among 24 patients evaluable for response following their first disease assessment at Day 28, response rates ranging from 50%-100% were observed across all six cancer subtypes. In October 2026, Imugene reported two further responses, including one complete response in cohort 2 (CAR T naïve) and one partial response in cohort 3 (BTKi combination), bringing the overall response rate to 81% in cohort 2 and 86% in cohort 3.
Components of our Results of Operations
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. We record revenue from collaboration agreements, including amounts related to upfront payments, milestone payments, fees for licenses of our intellectual property and research and development funding.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our clinical trials and research activities, including our discovery efforts and the development of our product candidates. These include the following:
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
We cannot determine with certainty the duration and costs of future clinical trials for our product candidates we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:
•the scope, rate of progress, expense and results of current and future clinical trials of our product candidates and other research and development activities that we may conduct;
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and September 30, 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and September 30, 2025, together with the changes in those items:

	For the Three Months Ended September 30,
(in thousands)	2026	2025	Change
Revenue	$—	$13	$(13)
Operating expenses
Research and development	12,745	13,352	(607)
General and administrative	7,683	7,328	355
Total operating expenses	20,428	20,680	(252)
Operating loss	(20,428)	(20,667)	239
Other income (expense):
Loss from equity method investment	—	(591)	591
Loss on changes in other fair value adjustments	(456)	(3)	(453)
Gain (loss) on change in fair value of warrant liability	12,724	(1,179)	13,903
Interest expense	(307)	(362)	55
Interest income	881	1,027	(146)
Gain on disposal of assets	—	3	(3)
Total other income (expense)	12,842	(1,105)	13,947
Net loss	$(7,586)	$(21,772)	$14,186

Revenue
No revenue was recognized for the three months ended September 30, 2026 compared to less than $0.1 million for the three months ended September 30, 2025. Revenue from the prior period was generated from the Novartis Agreement.
Research and Development Expenses
Due to the pause in development of PBGENE-3243 to prioritize our two lead programs, PBGENE-HBV and PBGENE-DMD, expenses for PBGENE-3243 have been recast for the periods presented below. The amounts previously reported under “PBGENE-3243 external development costs” are now reported within the “Platform development and early-stage research expense” line items.

	Three months ended September 30,
(in thousands)	2026	2025	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	$3,013	$1,596	$1,417
PBGENE-DMD external development costs	3,537	3,738	(201)
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	4,943	5,457	(514)
Laboratory supplies and services	316	329	(13)
CMOs and outsourced research and development	150	788	(638)
Facility-related costs, laboratory equipment, and maintenance	483	684	(201)
Depreciation and amortization	201	309	(108)
Licensing fees and other research and development costs	102	451	(349)
Total research and development expenses	$12,745	$13,352	$(607)
Research and development expenses for the three months ended September 30, 2026 were $12.7 million, compared to $13.4 million for the three months ended September 30, 2025. The decrease of approximately $0.7 million was primarily due to reductions in research including completion of pre-investigational new drug (“IND”) research expenses for both the PBGENE-HBV and PBGENE-DMD programs, partially offset by an increase in the PBGENE-HBV clinical program costs driven by advancement and cohort expansion of the Phase 1 ELIMINATE-B trial.
General and Administrative Expenses
General and administrative expenses were $7.7 million for the three months ended September 30, 2026, compared to $7.3 million for the three months ended September 30, 2025. The increase of approximately $0.4 million was primarily a result of increases in employee-related costs and consulting services.
Loss from Equity Method Investment
For the three months ended September 30, 2025, the $0.6 million non-cash loss from equity investment was the result of our proportionate share of Elo’s loss under equity method accounting. In the three months ended September 30, 2026, Elo was not classified as an equity method investment. There were no changes to the investment value for the three months ended September 30, 2026 and any subsequent changes in the investment’s fair value will be recorded through other fair value adjustments.
Loss on Changes in Other Fair Value Adjustments
The loss on changes in other fair value adjustments of $0.5 million for the three months ended September 30, 2026 is attributable to the non-cash decrease in fair value on the ordinary shares held for Imugene Limited. The loss on changes in other fair value adjustments of less than $0.1 million for the three months ended September 30, 2025 was primarily attributable to the change in fair value of the final payment fee under the 2024 Term Loan.

Gain (Loss) on Change in Fair Value of Warrant Liability
The non-cash gain from change in fair value of the warrant liability was $12.7 million for the three months ended September 30, 2026 compared to a non-cash loss of $1.2 million for the three months ended September 30, 2025 represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering and November 2025 Public Offering.
Interest Expense
Interest expense was $0.3 million for the three months ended September 30, 2026 compared to $0.4 million for the three months ended September 30, 2025 primarily driven by declining interest rates on the 2024 Term Loan over the comparison period.
Interest Income
Interest income was $0.9 million during the three months ended September 30, 2026 compared to $1.0 million during the three months ended September 30, 2025. The decrease of approximately $0.1 million was primarily driven by the Elo note receivable interest accrued for in the prior year as well as declining interest rates which was partially offset by a higher cash balance for the current period.
Gain on Disposal of Assets
There was no gain or loss on disposal of assets during the three months ended September 30, 2026 compared to the gain on disposal of assets of less than $0.1 million during the three months ended September 30, 2025.
Comparison of the Nine Months Ended September 30, 2026 and September 30, 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and September 30, 2025, together with the changes in those items:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Revenue	$10,838	$60	$10,778
Operating expenses
Research and development	38,249	39,708	(1,459)
General and administrative	21,253	25,008	(3,755)
Total operating expenses	59,502	64,716	(5,214)
Operating loss	(48,664)	(64,656)	15,992
Other income (expense):
Gain from equity method investment	—	86	(86)
Loss on changes in other fair value adjustments	(3,651)	(2,418)	(1,233)
Loss on change in fair value of warrant liability	(8,274)	(1,230)	(7,044)
Interest expense	(918)	(1,074)	156
Interest income	2,823	3,466	(643)
Gain (loss) on disposal of assets	5	(31)	36
Total other expense	(10,015)	(1,201)	(8,814)
Net loss	$(58,679)	$(65,857)	$7,178
Revenue
Revenue for the nine months ended September 30, 2026 was $10.8 million compared to less than $0.1 million for the nine months ended September 30, 2025. Revenue from the prior period was generated from the Novartis Agreement. The increase in revenue during the nine months ended September 30, 2026 was the result of revenue recognized under the TG License Agreement and a legacy ARCUS agriculture gene editing agreement.

Research and Development Expenses

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Direct research and development expenses by product candidate:
PBGENE-HBV external development costs	6,879	4,575	$2,304
PBGENE-DMD external development costs	11,794	10,339	1,455
Platform development and early-stage research expenses:
Employee-related costs (including share-based compensation)	14,182	15,523	(1,341)
Laboratory supplies and services	998	1,437	(439)
CMOs and outsourced research and development	407	3,136	(2,729)
Facility-related costs, laboratory equipment, and maintenance	1,829	2,219	(390)
Depreciation and amortization	706	979	(273)
Licensing fees and other research and development costs	1,454	1,500	(46)
Total research and development expenses	$38,249	$39,708	$(1,459)
Research and development expenses for the nine months ended September 30, 2026 were $38.2 million, compared to $39.7 million for the nine months ended September 30, 2025. The decrease of $1.5 million was primarily due to reductions in research including completion of pre-IND research expenses for both the PBGENE-HBV and PBGENE-DMD programs, partially offset by an increase in our direct expenses in PBGENE-HBV and PBGENE-DMD program costs.
The decrease in platform development and early-stage research expenses of $5.2 million was primarily the result of paused development of the PBGENE-3243 program as well as a reduction in employee-related costs. Direct expenses in PBGENE-DMD increased by $1.5 million as we activated clinical trial sites for the FUNCTION-DMD Phase 1/2 clinical trial, and direct expenses in PBGENE-HBV increased by $2.3 million as we continue to advance the Phase 1 ELIMINATE-B clinical trial.
General and Administrative Expenses
General and administrative expenses were $21.3 million for the nine months ended September 30, 2026, compared to $25.0 million for the nine months ended September 30, 2025. The decrease of approximately $3.7 million was primarily a result of operational discipline and lower employee-related costs.
Gain from Equity Method Investment
For the nine months ended September 30, 2025, the $0.1 million non-cash gain from equity investment was the result of a $2.3 million gain recorded from our proportionate share of Elo’s proceeds from a Series A-2 financing in such period, partially offset by our proportionate share of Elo’s loss over the period. In the nine months ended September 30, 2026, Elo was not classified as an equity method investment. There were no changes to the investment value for the nine months ended September 30, 2026 and any subsequent changes in the investment’s fair value will be recorded through other fair value adjustments.
Loss on Changes in Other Fair Value Adjustments
The non-cash loss on changes in other fair value adjustments was $3.7 million for the nine months ended September 30, 2026, which is attributable to the decrease in fair value on the ordinary shares held for Imugene Limited. The non-cash loss on changes in other fair value adjustments was $2.4 million for the nine months ended September 30, 2025, which was primarily attributable to the decrease in fair value of the iECURE investment in the prior period.
Loss on Change in Fair Value of Warrant Liability
The non-cash loss from change in fair value of the warrant liability was $8.3 million for the nine months ended September 30, 2026 compared to a non-cash loss of $1.2 million for the nine months ended September 30, 2025, which represents the mark-to-market fair value adjustment to the outstanding warrants issued in connection with the March 2024 Public Offering and November 2025 Public Offering.

Interest Expense
Interest expense was $0.9 million for the nine months ended September 30, 2026 compared to $1.1 million for the nine months ended September 30, 2025 primarily driven by declining interest rates on the 2024 Term Loan over the comparison period.
Interest Income
Interest income was $2.8 million during the nine months ended September 30, 2026 compared to $3.5 million during the nine months ended September 30, 2025. The decrease of approximately $0.7 million was primarily driven by the Elo note receivable interest accrued for in the prior year as well as declining interest rates which was partially offset by a higher cash balance for the current period.
Gain (Loss) on Disposal of Assets
Gain on disposal of assets was less than $0.1 million during the nine months ended September 30, 2026 compared to the loss on disposal of assets of less than $0.1 million during the nine months ended September 30, 2025.
Liquidity and Capital Resources
Since our formation in 2006, we have devoted substantially all of our resources to developing ARCUS, conducting research and development activities, recruiting skilled personnel, developing manufacturing processes, establishing our intellectual property portfolio and providing general and administrative support for these operations.
We have incurred significant operating losses since our inception and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates or the product candidates of our collaborators or other licensees for which we may receive milestone payments or royalties. As of September 30, 2026, we had an accumulated deficit of $586.9 million.
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
As of September 30, 2026, we had $108.0 million of cash, cash equivalents, and restricted cash under the 2024 Term Loan and compensatory arrangements with certain of our officers. Refer to Note 4, Commitments and Contingencies, in the accompanying notes to the financial statements for more information on these compensatory arrangements. Pursuant to our July 31, 2024 amended and restated loan and security agreement with Banc of California, as amended (the “2024 Loan and Security Agreement”), we are not entitled to borrow any additional amounts under the 2024 Term Loan and are required to maintain an aggregate balance in a cash security account with Banc of California (the “Cash Security Account”) at least equal to the outstanding principal amount of the 2024 Term Loan then outstanding.
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
Cash Flows
Our cash, cash equivalents, and restricted cash totaled $108.0 million and $71.2 million as of September 30, 2026 and September 30, 2025, respectively.
The following table summarizes our sources and uses of cash for the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Cash flows used in operating activities:
Net loss	$(58,679)	$(65,857)	$7,178
Non-cash adjustments	20,365	13,295	7,070
Changes in operating assets and liabilities	(2,197)	(2,031)	(166)
Net cash used in operating activities	(40,511)	(54,593)	14,082
Net cash used in investing activities	(313)	(309)	(4)
Net cash provided by financing activities	11,705	17,646	(5,941)
Decrease in cash, cash equivalents, and restricted cash	$(29,119)	$(37,256)	$8,137
Cash Used in Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development and general and administrative costs.
Cash used in operating activities during the nine months ended September 30, 2026 was $40.5 million compared to $54.6 million during the nine months ended September 30, 2025. The $14.1 million decrease in cash used in operating activities was driven by lower operating expenditures compared to the prior period, an increase of $7.1 million in non-cash adjustments and a $7.2 million decrease in net loss. The decrease was partially offset by $0.2 million in changes in operating assets and liabilities over the comparison period.
The increase in non-cash adjustments was primarily driven by the net change in fair value of warrants during the nine months ended September 30, 2026 compared to during the nine months ended September 30, 2025. Also contributing to the increase in non-cash adjustments was the change in fair value of the Imugene ordinary shares during the nine months ended September 30, 2026.

Cash Used in Investing Activities
Cash used in investing activities primarily relates to cash expenditures to acquire leasehold additions, equipment, software and intangible assets. Net cash used in investing activities was $0.3 million in each of the nine months ended September 30, 2025 and nine months ended September 30, 2026 and was used for intangible asset purchases.
Cash Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 was $11.7 million, compared to $17.6 million during the nine months ended September 30, 2025. The $5.9 million decrease in cash provided by financing activities during the nine months ended September 30, 2026 was primarily due to $16.4 million in net proceeds from the issuance of common stock through our ATM facility during the nine months ended September 30, 2025 compared to $10.9 million in net proceeds from the issuance of common stock through our ATM facility during the nine months ended September 30, 2026.

Debt Obligations
The stated interest rate under the 2024 Term Loan is equal to the greater of 1.50% below the Prime Rate or 4.5%. As of September 30, 2026, the outstanding principal balance on the 2024 Term Loan was $22.5 million, the stated interest rate was 5.50% and the effective interest rate was 5.69%.
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
We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, continued fiscal and operating discipline, and availability of our ATM facility will be sufficient to fund our operating expenses, including our PBGENE-HBV and PBGENE-DMD clinical data milestones, and capital expenditure requirements through 2028. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
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
We do not have any material capital expenditure commitments as of September 30, 2026.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K. We have reviewed those critical accounting policies and estimates for the nine months ended September 30, 2026. There have been no significant changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash, cash equivalents and restricted cash of $108.0 million, or approximately 90% of our total assets, on September 30, 2026 and $137.2 million, or approximately 89% of our total assets, on December 31, 2025. Interest income earned was $2.8 million and $3.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, however, we do not anticipate fluctuations in interest rates to have a material impact on our condensed financial statements. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents as of September 30, 2026.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We do not expect to be profitable in the foreseeable future. Since inception, we have incurred significant operating losses. If our product candidates are not successfully developed and approved, we may never generate any revenue from product sales. Our net loss was $58.7 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $586.9 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities, including our preclinical development activities, and from general and administrative costs associated with our operations. We have financed our operations primarily through proceeds from upfront and milestone payments from collaboration and licensing agreements, our IPO, private placements of our common stock, convertible preferred stock and convertible debt financings, underwritten and ATM offerings of common stock and warrants, and borrowings on credit facilities. The amount of our future net losses will depend, in part, on the amount and growth rate of our expenses and our ability to generate revenues.
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
We believe that, as of the date of this Quarterly Report on Form 10-Q, existing cash and cash equivalents, continued fiscal and operating discipline, and availability of our ATM facility will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. We expect our cash runway to be sufficient to fund PBGENE-HBV and PBGENE-DMD clinical data milestones through 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including the outcomes of preclinical studies and clinical trials, our ability to obtain regulatory approval, investor interest in and the likelihood of commercial success of particular product candidates and programs, and other factors unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations and licensing arrangements, or abandon one or more product candidates or programs in the event that sufficient funding is not available.
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
In July 2024, we entered into an amended and restated loan and security agreement, as amended (the “2024 Loan and Security Agreement”), with Banc of California pursuant to which Banc of California provided us with a term loan with a principal amount of $22.5 million (the “2024 Term Loan”). Pursuant to the terms of the 2024 Loan and Security Agreement, we granted Banc of California a security interest in the Cash Security Account.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including in underwritten and ATM offerings, stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect common stockholders’ rights. For example, in 2025, 4.4 million shares were sold through the ATM facility. Additionally, in March 2024, we entered into an underwriting agreement relating to the offering, issuance and sale of an aggregate of 2,500,000 shares of our common stock and warrants to purchase up to an aggregate of 2,500,000 shares of our common stock at a combined offering price of $16.00 per share. On November 10, 2025, we also entered into an underwriting agreement relating to the issuance and sale of 10,815,000 shares of our common stock and accompanying one-half warrants to purchase up to 5,407,500 shares of our common stock at a combined price of $6.14 per share. Further, in lieu of common stock to certain investors, we issued pre-funded warrants to purchase up to 1,400,000 shares of our common stock and accompanying one-half warrants to purchase up to 700,000 shares of our common stock at a combined price of $6.139995 per share, both of which resulted in dilution to our existing stockholders. Moreover, there is a provision in each warrant under which we may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants in certain specified situations involving a “fundamental transaction” (as defined in the warrants), which generally includes a merger with another person or entity, the sale, transfer or other disposition of all or substantially all of our assets, another person or entity becoming the beneficial owner of 50% of the outstanding shares of our common stock, any reclassification, reorganization or recapitalization of our common stock, any compulsory share exchange pursuant to which our common stock is effectively converted into or exchanged for other securities, cash or property, any plan or proposal for our voluntary or involuntary dissolution, liquidation or the winding up of our affairs, or if other conditions are met. It may be uncertain whether a particular transaction or series of transactions will trigger the cash-settlement provision or if the provision is triggered, what the actual payment due to a warrant holder would be in such circumstance, but any such payment could be material to us and could materially and adversely affect our financial condition. Furthermore, we may find it more difficult to raise additional equity capital needed for our business or to pursue strategic alternatives or other corporate transactions while the warrants are outstanding.
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
We plan to submit INDs and CTAs to enable us to conduct clinical trials for product candidates in the future, and we expect to file IND amendments to enable us to conduct clinical trials under existing INDs. We cannot be sure that submission of an IND, CTA, or IND amendment will result in us being allowed to proceed with clinical trials, or that, once begun, issues will not arise that could result in the suspension or termination of such clinical trials. The manufacturing of in vivo therapies for genetic and infectious diseases remains an emerging and evolving field. Accordingly, we expect CMC related topics, including product specifications, will be a focus of IND and CTA reviews, which may delay receipt of authorization to proceed under INDs and CTAs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or CTA, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Similar risks may exist in foreign jurisdictions where we intend to conduct clinical trials.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.
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
The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results from later preclinical studies or clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks at later stages of development after achieving positive results in early stages of development, and we may face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. Our in vivo gene editing technology and product candidates have been tested in a limited manner in animals and are only in the early stages of clinical trials in humans, and results from animal studies and our early-stage clinical trials may not be predictive of results of later clinical trials. Even if product candidates progress to clinical trials, these product candidates may fail to show the safety and efficacy in clinical development required to obtain regulatory approval, despite the observation of positive results in animal studies. Our or our collaborators’ failure to replicate positive results from early research programs and preclinical studies may prevent us from further developing and commercializing those or other product candidates, which would limit our potential to generate revenues from them and harm our business and prospects.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
We have obtained orphan designation for PBGENE-DMD for the treatment of DMD, and we may seek further orphan drug designation for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Even where we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations.
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
In April 2025, the FDA granted Fast Track designation to PBGENE-HBV for treatment of chronic hepatitis B infection in adults and in February 2026, the FDA granted Fast Track designation to PBGENE-DMD for the treatment of patients with DMD due to mutations in exons 45 to 55 of the DMD. Depending on the data from our preclinical and clinical studies, we may decide to seek such designation for some or all of our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. The FDA, however, has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that PBGENE-HBV or any other product candidate that may be granted Fast Track designation will receive regulatory approval in the U.S. Many product candidates that have received Fast Track Designation have ultimately failed to obtain approval.
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
The current Presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how such policies will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any products we commercialize and any additional product candidates we develop, if approved. As part of this strategy, the current Presidential administration has proposed imposing significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. In addition, the current Presidential administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
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
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if policy changes, funding shortages or staffing limitations prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or such other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.
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

Jurisdictions in addition to the U.S. have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.
Risks Related to Our Organization, Structure and Operations
We may experience difficulties in managing the needs of our business, which could disrupt our operations.
As of September 30, 2026, we had 69 full-time employees. Our future financial performance, ability to develop and commercialize product candidates alone or with collaborators and ability to compete effectively will depend in part on our ability to effectively manage the then applicable needs of our business. We may have difficulty identifying, hiring and integrating new personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources (including the ability to offer greater cash and equity incentive compensation), different risk profiles and a longer history than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can identify and develop product candidates, enter into collaborative arrangements and otherwise operate our business will be limited.
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
We have been and may in the future be subject to third-party claims and similar adversarial proceedings or litigation in other jurisdictions regarding our infringement of the patent rights of third parties. Even if such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our, or our collaborators’ ability, to further develop or commercialize the applicable product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our technologies, compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to prohibit our use of those technologies, compositions, formulations, methods of treatment, prevention or use or other technologies, effectively blocking our or our collaborators’ ability to develop and commercialize the applicable product candidate until such patent expires or is finally determined to be invalid or unenforceable or unless we or our collaborators obtain a license.
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
As of September 30, 2026, we had cash, cash equivalents and restricted cash of $108.0 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since September 30, 2026, deterioration of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. In addition, we may have bank deposits at financial institutions in excess of FDIC insured limits, and we currently maintain and are required to maintain such deposits at the Banc of California pursuant to the 2024 Loan and Security Agreement. Market conditions can impact the viability of these institutions and, in the event of failure of the financial institution where we maintain our cash and cash equivalents, if the treatment of our cash sweep accounts were called into question in a bank receivership or if there is continued turmoil in the banking industry generally, we may not be able to access uninsured funds in a timely manner or at all, which would adversely impact our business, financial condition and results of operations. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 23, 2026, we issued 22,488 shares of our common stock to FON Consulting, LLC (“FON”) for compensatory purposes. The unregistered shares of our common stock had an aggregated fair value of approximately $150,000 as of the date of issuance and were issued to FON in exchange for investor relations services provided to us by FON. The issuance of the shares to FON was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereunder.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plan
On July 10, 2026, Naresh Tanna, who was then serving as our Vice President of Investor Relations and Chief of Staff to our Chief Executive Officer and was appointed as our Chief Financial Officer on July 23, 2026, entered into a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c). Mr. Tanna’s trading plan provides for the sale of, in the aggregate, up to 24,645 shares of our common stock from August 17, 2026 through September 30, 2027, unless the plan is earlier terminated. The 24,645 share aggregate limit represents the maximum number of shares that may be sold pursuant to Mr. Tanna’s Rule 10b5-1 plan. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.
On August 31, 2026, Mei Burris, our Chief Accounting Officer, entered into a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c). Ms. Burris’s trading plan provides for the sale of, in the aggregate, up to 4,115 shares of our common stock from December 1, 2026 through November 30, 2027, unless the plan is earlier terminated. The 4,115 share aggregate limit represents the maximum number of shares that may be sold pursuant to Ms. Burris’s Rule 10b5-1 plan. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.
On September 4, 2026, Dario Scimeca, our Chief Legal Officer, entered into a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c). Mr. Scimeca’s trading plan provides for the sale of, in the aggregate, up to 30,350 shares of our common stock from December 4, 2026 through November 30, 2027, unless the plan is earlier terminated. The 30,350 share aggregate limit represents the maximum number of shares that may be sold pursuant to Mr. Scimeca’s Rule 10b5-1 plan. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	4/1/2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	2/13/2024

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Precision BioSciences, Inc.	8-K	001-38841	3.1	5/26/2026

3.4	Amended and Restated Bylaws of Precision BioSciences, Inc.	8-K	001-38841	3.1	12/22/2023

10.1	Precision BioSciences, Inc. Non-Employee Director Compensation Program					*

10.2	Executive Employment Agreement, dated August 1, 2026, by and between Naresh Tanna and Precision BioSciences, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document	*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*
____________________________________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precision BioSciences, Inc.

Date: November 3, 2026	By:	/s/ Michael Amoroso
Michael Amoroso
President, Chief Executive Officer and Director (principal executive officer and authorized signatory)

Date: November 3, 2026	By:	/s/ Naresh Tanna
Naresh Tanna
Chief Financial Officer (principal financial officer)